Form 10KSB
period 1998-12-31
BRAINTECH INC/BC
filed 1999-07-13
CIK 1015715

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10K-SB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from APRIL 30, 1998 to DECEMBER 31, 1998

        Date of Report (Date of Earliest Event Reported) JULY 6, 1999

                                 BRAINTECH, INC.
------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

        NEVADA                                                98-0168932
----------------------      ------------------------      -------------------
(State or jurisdiction      (Commission File Number)        (IRS Employer
of incorporation)                                         Identification No.)


       930 West 1st Street #102, North Vancouver, B.C., Canada, V7P 3N4
------------------------------------------------------------------------------
                   (Address of Principal Executive offices)

Issuer's Telephone Number: (604) 988-6440

         Securities registered pursuant to section 12(b) of the Act:
------------------------------------------------------------------------------
                                     None

          Securities registered pursuant to section 12(g) of the Act:
------------------------------------------------------------------------------
                        Common Stock, $0.001 par value
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes            No   x
         -----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____________

State issuer's revenues for the most recent fiscal year: $57,510

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at July 6, 1999:
$8,113,137.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,771,333 Common shares, par value $0.001, as at July 6, 1999.

                           Index to Exhibits on Page 44

                                BrainTech, Inc.
                                   Form 10-SB
                               TABLE OF CONTENTS

                                                                             Page
PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . .1

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . 27

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . 29


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . 29

Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . 32

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 37

Item 8.   Changes in and Disagreements with Accountants. . . . . . . . . . . . 37


PART III

Item 9.   Directors, Executive Officers, Promoters and
            Control Persons. . . . . . . . . . . . . . . . . . . . . . . . . . 37

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 39

Item 11.  Security Ownership of Certain Beneficial Owners and Management . . . 41

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . 42

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 44

     This Annual Report contains forward-looking statements which involve risks and uncertainties. When used in this Annual Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. Actual results of the Company (as defined below) may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1. -- DESCRIPTION OF BUSINESS -- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     An investment in the Company is highly speculative and involves a high degree of risk. Prospective investors should consider the risk factors involved in an investment in the Company, including the following: (a) that the Company is a development stage company that has not at any time generated sufficient revenues to sustain ongoing operation, (b) the Company's history of losses, (c) intense competition in the industry in which the Company operates, (d) volatility of the Company's stock price and (e) the uncertainty of future funding. Prospective investors should carefully read each section of this Annual Report which contain these and other risk factors.

     Unless otherwise stated, dollar figures stated in this Annual Report are in United States dollars. The Company's financial statements are reported in United States dollars. However, as the Company is headquartered in Canada, many of its transactions are carried out in Canadian dollars. For purposes of this Annual Report, Canadian dollar amounts have been converted to United States dollars using an exchange rate of 1.4645 Canadian dollars per United States dollar, the exchange rate certified by the Federal Reserve Bank of New York for customs purposes for cable transfers as at 12 noon on July 2, 1999.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

     The Company was incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. The Company's name was changed to Nevada Manhattan Mining Inc. on August 15, 1988, back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1993, to Cozy Financial Corporation on April 20, 1993 and to BrainTech, Inc. on January 3, 1994. The Company did not carry on active business between the date of its incorporation and 1993. The Company was registered as an extraprovincial company under the British Columbia COMPANY ACT on January 17, 1996. The Company has one wholly owned subsidiary, BrainWare Systems Inc., incorporated in British Columbia, Canada on March 3, 1994. BrainWare Systems Inc. carries out the Company's research and development and product development activities, and employs the Company's technical personnel. As used herein, the "Company" refers to BrainTech, Inc. and its subsidiary BrainWare Systems Inc.

     Historically, the Company's business has focused on the development and marketing of solutions for the vision systems industry. With the development of the Odysee Development Studio, the Company plans to extend the potential applications for its products to include a broader range of signal and data processing functions. The Odysee Development Studio is currently the Company's principal project.

     The Company's executive offices are located at 930 West 1st Street #102, North Vancouver, British Columbia, Canada V7P 3N4. Its telephone number is
(604) 988-6440 and its Internet address is www.bnti.com.

     The following technical terms are used in the description of the Company's business products:

- "Algorithm" refers to the underlying logical method or sequence of steps by which a given calculation or manipulation of data is performed.

- "Architecture" of a computer program or system describes the types of data which the program or system handles, and the manner in which that data is manipulated.

- "Beta testing" refers to the testing of a computer program or system under actual operating conditions.

- "Block" refers to a section of a computer processing board whose components perform related functions, and which are conveniently designed as a group.

- "Error Function" means a mathematical method for determining how closely similar two mathematical vectors are.

- "Fuzzy mathematics" is a branch of mathematical logic in which propositions are not classified as absolutely true or absolutely untrue, but rather as true to a degree, or untrue to a degree. Fuzzy mathematics has been used in a number of engineering and control applications.

-    "Interface" means a convention by which two software systems communicate.

- "Machine vision" refers to the technology base that employs various electro-optical or non-contact techniques to acquire image data, process that data, and analyze it to draw conclusions with little or no operator intervention.

- "Module" refers to a part of computer system or program that performs functions which are conveniently designed or performed as a group. Designing computer systems in separate modules, which are then linked together, can reduce development costs and make subsequent modifications easier.

- "Vector" refers to a set of numbers, with each number relating to a specific physical quantity or measurement.


HISTORICAL DEVELOPMENT

     The Company entered the field of software development in the first quarter of 1994. Since that time, the majority of the Company's efforts have been devoted to the development of products to be used in creating visual recognition systems, and in designing visual recognition systems.

     The Company patterns the architecture of its systems and software around the following principal modules.

     ACQUISITION AND DIGITIZATION MODULE. The acquisition and digitization module receives input such as the signal from a video monitor, and creates a digitized version of that input.

     PREPROCESSING MODULE. The preprocessing module receives digitized output from the Acquisition and Digitization Module and performs certain operations and modifications on the digital data to facilitate pattern recognition. The Preprocessing Module performs the following principal functions:

-    It filters out noise and other apparent anomalies in the digital data.

- It segments the data by identifying subsets of the digital data which represent candidates for physical objects that the video system is intended to recognize.

- It transforms data by deriving selected numerical characteristics of the data subsets identified as potential objects. The numerical characteristics may include such quantities as the length of the object (along its longest axis) or the length of its radius from midpoint to circumference along various designated radial lines. The numerical quantities thus derived are stored as a vector, and referred to as the "physical signature" of the object.

     TRAINING AND MATCHING MODULE. The Training and Matching Module performs two essential functions.

- It receives the physical signatures of potential objects and attempts to match them to the signatures of specified objects already stored in memory. The Training and Matching Module "classifies" physical signatures by calculating how well they match the signatures stored in memory. Since physical objects are unlikely to be perfectly identical, or to be described perfectly by a digitized version of a visual input, classification necessarily involves the comparison of uncertain quantities. The classification of physical signatures thus requires a mathematical algorithm for deciding how closely two signatures match. A variety of mathematical models, including fuzzy set mathematics and standard probability error functions, can be used to fulfil this requirement. While the technical details of the mathematical models differ, they have the common object of producing a numerical measure of how closely two mathematical data vectors match.

- It refines the stored signatures to which future signatures can be matched, that is it "trains" the system for more accurate object recognition in the future. Depending on the mathematical algorithm used to identify matching signatures, the Training and Matching Module can adjust the appropriate memory signatures, or the mathematical parameters or functions used in matching physical signatures to those stored in memory.

     CONTROL AND FEEDBACK MODULES. The Control and Feedback Module controls input to, and output from, the system. The Control and Feedback Module determines the extent to which the system is being trained and also permits direct operator participation in certain steps of the process, such as the identification of candidate objects or new objects. Where a physical signature does not match any of the signatures stored in memory, the Control and Feedback Module can also initiate procedures to create a "new" signature in memory, to be used in identify the "new" object in the future.

     In June 1995 the Company completed development of the first generation of the BrainTron Processor, which employs the Olson Reticular Brainstem ("ORB") algorithm to carry out functions relating to the identification, classification and matching of visual images. ORB is an algorithm which permits development of adaptive pattern recognition systems. The Company holds a license to use ORB pursuant to a License Agreement dated January 13, 1995.

     During the fiscal year ending December 31, 1998, the Company took the following principal steps to advance its position as a supplier of products and services in the vision systems industry:

(a) In the first half of 1998, the Company commenced its first substantial initiatives to supply turnkey machine vision systems performing quality control functions.

(b) In the first half of 1998, the Company commenced development of the Odysee Development Studio, a program initially designed to facilitate economical development of customized machine vision systems.

(c) On July 6, 1998 the Company entered into a Product Development Agreement and a Manufacturing and Sales Agreement with United Technologies Microelectronic Systems Inc., then a wholly owned subsidiary of United Technologies Corp. ("UTMC"). Under those agreements, the Company and UTMC agreed to cooperate in the development of the Image Processor Accelerator Card ("IMPAC"), which would be manufactured by UTMC and marketed by the Company.

(d) In the second half of 1998, the Company commenced the design of an enhanced version of the BrainTron processor, employing modified classification and training algorithms.

     Subsequent to December 31, 1998, the focus of the Company's business has shifted. The Company has not been able to obtain substantial contracts for the supply of turnkey machine vision systems. In addition, the Company has enhanced the design and specifications of the Odysee Development Studio to increase the scope of its potential applications. Continued development and marketing of the Odysee Development Studio is presently the Company's principal project. The Company has also commenced development of the Sorting Precision Quality Recycling ("SPQR") system, described below.

     The Company has not at any time been able to generate sufficient revenue from sales of its products or services to sustain ongoing operations, and does not have an established record of sales or established distribution channels for its products or services. In order for the Company to continue as a going concern, the Company will have to begin generating significant sales revenue.


PLAN OF OPERATION

     For the balance of its present fiscal year, the Company's efforts will be directed towards the following projects:

1.   Marketing and continued development of the Odysee Development Studio.

2.   Development of the Sorting Precision Quality Recycling ("SPQR") system.

3.   Completing the IMPAC Accelerator Board and the BrainTron II processor.

4.   Marketing of quality control systems.

Further details on the status of these individual projects are contained below.

     Marketing and continued development of the Odysee Development Studio is the Company's top priority. To the extent that the Company's resources are limited, they will be directed to Odysee in preference to other projects.

     The Company currently employs 6 full time and 8 part time officers or employees. The Company's current monthly salary costs are approximately $40,000.

     During the fiscal year ended December 31, 1998 the Company's average monthly cash requirement, inclusive of salary costs, was approximately $100,000. Accordingly, as at the date of this Annual Report, the Company has sufficient cash balances to pay approximately one month's operating expenses at their current level.

     By Press Release dated July 6, 1999 the Company announced a private placement of 5,000,000 shares at a price of $0.20 per share, which will be offered pursuant to Rule 506 of Regulation D to the Securities Exchange Act of 1933. The Company is in the process of identifying potential investors. Based on the Company's success in raising private placement financing in the past, the Company expects that it will be able to complete the proposed financing.

     The financing described above, if completed, will provide the Company with sufficient capital resources to pay ongoing operating expenses at their present level for approximately one year. If the Company is not able to complete the financing, it will be forced to seek alternate sources of financing. If the Company is unable to generate sufficient funds to pursue all of the projects identified above, the Company's first priority will be the marketing and development of the Odysee Development Studio. The Company does not presently plan to incur significant capital expenses or to increase its salary or other operating costs significantly during the balance of the current fiscal year. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from the sales of its products or services.


RISK FACTORS

     INVESTMENT IN SHARES OF THE COMPANY IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT, A POTENTIAL INVESTOR SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IDENTIFIED BY THE COMPANY IN EVALUATING THE COMPANY AND ITS BUSINESS BEFORE PURCHASING SHARES ITS COMMON STOCK, $0.0001 PAR VALUE (THE "COMMON STOCK").

     DEVELOPMENT-STAGE COMPANY; EXPECTATION OF FUTURE LOSSES. The Company is a development stage company which has only recently begun to realize revenues from operations. The Company has had a limited operating history on which to base an evaluation of the Company's prospects. The Company has incurred operating losses consistently since entering the field of software development. The Company cannot assure that it will be able to generate sufficient revenue to achieve profitable operation, to achieve positive cash flow, or to continue its business as a going concern.

     POTENTIAL INSOLVENCY. As at December 31, 1998, the Company had an accumulated deficit during the development phase of $5,755,569. As the Company has not generated substantial revenue from operations, the Company faces a risk of insolvency if it is not able to raise sufficient capital to sustain operations. The Company's audited financial statements include a note stating that there is substantial doubt about the ability of the Company to continue as a going concern, and that the Company's future operations are dependent upon continued support by shareholders, the achievement of profitable operations and the successful completion of management's plan to obtain additional financing.

     UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES. The Company does not have an established history or record of sales on which to base an evaluation of the Company's prospects. The Company cannot assure that its products or services will gain sufficient acceptance, or achieve sufficient sales revenue, to allow the Company to achieve profitable operation, to achieve positive cash flow, or to continue its business as a going concern.

     EVOLVING DISTRIBUTION CHANNEL. As a result of the Company's limited operating history and the nature of the Company's business, the Company does not have established distribution channels for the Company's products or services. Some of the Company's products, including the Odysee Development Studio, are products for which standard or typical distribution channels may not exist. Accordingly, the Company may have to create and implement distribution channels unique to its products before significant sales can be achieved. In addition, the Company cannot assure that any sales results achieved by the Company will be repeatable or will continue for an extended period. Orders received by the Company may fluctuate greatly between fiscal quarters or fiscal years, with resulting volatility in sales and income.

     TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapidly changing technology. Accordingly, the Company believes that its future success will depend upon its ability to continue to develop and introduce new products with improved
price points and performance features.   The Company cannot assure that it
will be able to develop and market such new products successfully and respond effectively to technological changes or new product announcements by others.

     COMPETITION. The vision systems market is highly competitive and rapidly changing. New entrants into the market are common. The Company's Odysee Development Studio will compete with other development tools and development environments available in the market. The Company also competes with other producers and vendors of optical sensors, classifiers, and data processing boards, with vendors of machine vision systems, and with the internal engineering efforts of the Company's current or prospective customers, many of which may have greater financial and other resources than the Company. The Company cannot assure that it will be able to compete successfully in the future or that the Company will not be required to incur significant costs in connection with its engineering research, development, marketing and customer service efforts to remain competitive. Moreover, many of the Company's potential customers operate within highly competitive industries and are highly dependent upon suppliers' ability to provide high quality, cost effective products. Competitive pressures may result in price erosion, reduced sales or other factors which will adversely affect the Company's financial performance.

     NEED FOR ADDITIONAL FUNDING. The Company will require additional capital to continue the development of its products and services, to pay the costs of marketing those products, and to cover operating losses until the Company is able to become profitable. Owing to the speculative and uncertain nature of the Company's business, management of the Company is unable to calculate the amount of additional capital which the Company may have to raise, though such amounts may be substantial. The extent and timing of such capital requirements will depend on many factors, including continued progress in the Company's product development programs, the market acceptance of any of the Company's products and services, administrative and legal expenses, competitive products and the establishment of marketing arrangements. The Company will need to raise additional funds through collaborations with corporate partners or through private or public financings in order to support its long term product development and commercialization programs. The ability of the Company to raise capital will be dependant on the perceived ability of the Company to develop and bring to the market products and services capable of generating sales revenue at profitable levels. Any additional equity financing may be dilutive to shareholders. If adequate funds are not available, the Company would be required to curtail one or more of its development programs, or attempt to obtain funds through collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would otherwise seek to develop itself or with other parties. The Company cannot assure that it will be able to raise the amount of capital it requires.

     COMMON DIRECTORSHIPS. The Company is party to agreements with NetMedia Systems Inc. and Sideware Systems Inc. Those agreements may be material to the future profitability of the Company. Grant Sutherland, Owen Jones, and James Speros, directors of the Company, are also directors of Sideware Systems Inc., a public company trading on the Vancouver Stock Exchange. The directors and shareholders of NetMedia Systems Inc. include Grant Sutherland and Owen Jones, who are also directors of the Company. NetMedia Systems Inc. is a private company, in which Grant Sutherland and Owen Jones own, respectively, approximately 30% and 23% of the issued and outstanding shares. See "PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company is party to a cost sharing agreement with Sideware Systems Inc. pursuant to which costs relating to the Company's business premises and certain personnel are shared. Sideware Systems Inc. is a development stage software company which has not achieved profitable operation. There can be no assurance that Sideware Systems Inc. will be able to pay its share of the costs for which it is responsible under the cost sharing arrangement, with the result that the cash requirements of the Company to continue operation may be substantially increased. See "PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company does not share any intellectual property or proceeds of the sale of securities with Sideware Systems Inc. From time to time, payments by either the Company or Sideware Systems Inc. pursuant to the cost sharing agreement described above may exceed that company's proportionate share. Accordingly, those payments are reconciled and adjusted from time to time, as required. See "PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     ABILITY TO MANAGE GROWTH. The Company could experience rapid growth in orders, revenues, personnel, marketing activities, and complexity of products. The Company cannot assure that it will be able to manage the significant strains that future growth may place on the Company's administrative infrastructure, systems, and controls. The Company may be unable to hire sufficiently qualified personnel to meet the demand for the Company's products or services. If the Company is unable to manage future growth effectively, the Company's business, operating results and financial condition may be materially adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The Company's success is substantially dependent on the performance of its employees, most of whom have worked together for a short period of time. The Company's work force is relatively small, and the Company thus employs only a small number of employees in specific fields important to the Company's business. The success of the Company's product development and marketing efforts is substantially dependent on the Company's President, Vice President of Research and Development and Vice President of Engineering. As a result, the departure of a single employee or a small number of employees could materially adversely affect the Company's business. The Company cannot assure that it will be able to attract and retain qualified personnel on acceptable terms. The Company does not have key man insurance on any of its employees.

     PROPRIETARY TECHNOLOGY. The Company relies heavily on its proprietary hardware designs and software technology. Although the Company attempts to maintain confidentiality of, and prevent improper disclosure of, its hardware designs and software technology, the Company cannot assure that it has adequately protected its technology from misappropriation. In addition, others may attempt to "reverse engineer" the Company's products in order to determine their method of operation and introduce competing products. Similarly, others may develop competing technology independently. Any such adverse circumstances could have a material adverse effect on the Company's results of operations. Further, some of the markets in which the Company competes are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and sometimes questionable, application. As the number of the Company's products increases, the markets in which its products are sold expands, and the functionality of those products grows and overlaps with products offered by competitors, the Company believes that it may become increasingly subject to infringement claims. Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

     Pursuant to a License Agreement dated January 5, 1995, the Company holds a non-exclusive license from Willard W. Olson ("Olson") to use the Olson Reticular Brainstem algorithm (the "ORB"). Management of the Company understands that Olson holds a license from Motorola Corp., pursuant to which he was given the authority and legal power to grant the license given to the Company under the License Agreement. The Company does not have a complete copy of the license agreement between Motorola Corp. and Olson, which has been withheld from the Company on grounds of confidentiality. Management of the Company is thus not able to confirm directly the authority and legal power of Olson to grant the license contained in the License Agreement. However, attorneys for Willard W. Olson have provided the Company with copies of certain provisions contained in the license agreement between Motorola Corp. and Olson, which provisions appear to management of the Company to authorize the license granted to the Company pursuant to the License Agreement. In addition, the Company has made it publicly known for over three years that it has used the ORB algorithm in the development of the BrainTron processor, and has received no notice of any objection from Motorola Corp. Management of the Company has no reason to believe that its use of the ORB algorithm is not properly authorized under the License Agreement.

     ORB is the subject matter of U.S. Patent #5,390,261 (expiry date February 14, 2012) and Taiwan Patent No. 62531, currently owned by Motorola Corp. To the best of the knowledge of management of the Company, neither patent has been challenged in any form of court proceedings, with the result that there exists no judicial confirmation of the validity or enforceability of the patents. There can be no assurance that any of the patents referred to herein are valid or enforceable.

     The Company is the registered owner of the trademark "BrainTron". The Company cannot assure that its trademark will not be challenged, invalidated, infringed, circumvented or held unenforceable. Software code written by the Company is protected by copyright. However, the Company has not registered copyright in any of its existing software code. Copyright protection does not prevent other developers of vision systems from designing or marketing other systems which perform functions similar to, and compete directly with, the Company's systems.

     POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as the announcement of new products or technologies by the Company or its competitors, market conditions in the vision systems, industrial computer hardware, and semiconductor industries generally, and quarterly fluctuations in financial results are expected to cause the market price of the Common Stock to vary substantially. Further, the Company's net sales or results of operations in future quarters may be below the expectations of public market securities analysts and investors.

In such event, the price of the Common Stock would likely decline, perhaps substantially. In addition, in recent years the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of the Common Stock. See "PART II - ITEM
5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

     DIVIDEND POLICY. The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all its earnings to finance the expansion and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     LITIGATION. The Company is involved in court proceedings. The principal court proceedings are described under "ITEM 3. LEGAL PROCEEDINGS." In those proceedings, opposing parties are advancing claims against the Company totalling in excess of $700,000. The Company has filed counterclaims. The Company is prosecuting its counterclaims and defending its position in all of the litigation proceedings. While the Company believes that its positions will be sustained, there is a risk of potential adverse outcomes in some or all of the court actions. The results of such adverse outcomes could include substantial pecuniary judgements against the Company.

     POTENTIAL LIABILITY FOR PAST STOCK TRANSACTION. In December 1993 the Company issued certificates for 1,500,000 shares in the name of Arthur Scott. The shares were to be issued in consideration for Mr. Scott completing the design of the BrainTron processor. Mr. Scott severed his relationship with the Company shortly after the share certificates were issued, and did not do the design work for which the shares were to be issued. The Company has retained possession of the certificates since the time they were issued, and intends to cancel the certificates. It is the position of the Company that Arthur Scott has no entitlement to the shares in question, and no claim has been advanced in respect of the shares by Mr. Scott. The Company assesses the risk of a successful claim against the Company in respect of the 1,500,000 shares as minimal.

     LOW PRICED STOCK. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined in their regulations) less than $5.00 per share, subject to certain exceptions. The Company's securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also affect the ability of purchasers to sell their shares in the secondary market.


THE ODYSEE DEVELOPMENT SUITE

     DESCRIPTION OF ODYSEE

     The Company's Odysee Development Studio ("Odysee") was released for commercial distribution on July 1, 1999. Odysee is designed to facilitate the expeditious and economical development of customized software solutions.

     Odysee stores and manipulates libraries of routines to perform the various functions which can be included within a customized computer application. Odysee includes a standardized interface to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated solution. Odysee permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized Odysee interface. Odysee thus eliminates the need to write specialized computer code to link individual routines.

     Initially, Odysee was designed specifically for the development of vision systems. Accordingly, the routines that can be used within the Odysee Development Studio are classified by the same general categories that the Company applies to vision systems.

     ACQUISITION AND DIGITIZATION ROUTINES. Acquisition and digitization routines receive data (in either digital or analog form) and convert the data into a digital format suitable for interpretation and manipulation by subsequent routines. In the case of a vision system, examples could include routines which digitize the visual input from a camera.

     PREPROCESSING ROUTINES. Preprocessing routines perform a variety of data preprocessing functions, including the following:

     Filtering. Filtering consists of eliminating or modifying data which could lead to erroneous results. In the case of a vision system, filtering could include the elimination of background or reflected images.

     Segmentation. Segmentation consists of identifying subsets of data which should be handled as a block. In the case of a vision system, segmentation could include identifying the digital data relating to an individual object.

     Transformation. Transformation consists of manipulating data into more usable form. In the case of a vision system, transformation could include converting an entire image to grey scale.

     CLASSIFICATION ROUTINES. Classification routines classify blocks of data, by determining how closely they match other blocks or pre-determined data patterns which the routine is attempting to identify. In the case of a vision system, classification could involve determining whether a particular image resembles a particular type of object. The Company will make its BrainTron II classifier available as one of the classification routines that can be used with Odysee.

     UTILITY ROUTINES. Utility routines perform such functions as controlling system input and output.

     Subsequent to commencing development of Odysee, the Company has modified Odysee to accommodate additional routines, beyond those useful principally for vision systems. In its present design configuration, Odysee can accommodate a broad range of data processing routines, including the following:

- Numerical calculation routines, which can perform mathematical computations required in science and engineering fields.

- Statistical routines, which can perform statistical analyses required in such industries as the financial services industry.

- Database manipulation routines, which can perform operations required in the organization and maintenance of large databases.

- Communications routines, which can perform operations required as part of computerized communications systems.

To facilitate operations with databases, Odysee is compatible with the Open DataBase Connectivity Library of Microsoft Corp.

     The routines which Odysee can use come from a wide variety of sources. Some are standardized functions which are made available to members of the public free of charge by other software producers. Some are computer programs sold by other software producers, which Odysee users will either have to purchase from those producers or acquire through sub-license from the Company. Others are routines which the Company has developed itself. The architecture of Odysee is "open", in the sense that the Company will make available to Odysee users the technical information which they require to add additional libraries to Odysee.

     Development of Odysee has been funded in part by a grant from the National Research Council of Canada in the amount of $52,600.

     The software by which Odysee links the various subroutines within its libraries is proprietary to the Company. The BrainTron II processor, which will be made available for use with Odysee, is also proprietary to the Company. However, the majority of the individual routines that can be used with Odysee are not proprietary to the Company.

     MARKETING FOR ODYSEE

     As presently configured, the potential market for Odysee is large. Odysee is of potential use to any organization which has a need to create customized computer programs or systems. Large segments of the scientific and engineering communities, vision systems industry, and financial services industry are potential users of Odysee. In addition, companies selling computer systems, such as systems integrators, are potential users of Odysee.

     As Odysee has only recently been released for commercial distribution, the Company is still in the process of attempting to identify suitable distribution channels for Odysee. The Company's current marketing strategy for Odysee is as follows.

     First, Odysee is for sale through the Company's e-commerce website.
The Company hopes to develop its e-commerce website into the principal sales outlet for Odysee. The following libraries are also offered to Odysee users free of charge through the Company's website:

     - The Image Processing Library of Intel Corp. (image processing routines)
     - The Signal Processing Library of Intel Corp. (signal processing routines)
     - The Winsock Library of Microsoft Corp. (routines which facilitate internet communication)
     - The Open DataBase Connectivity Library of Microsoft Corp. (routines which facilitate connection to databases)

     Second, the Company will seek to sell Odysee bundled with libraries and routines used by Odysee. The Company has secured agreements to sell the following libraries together with Odysee:

     - The Victor Image Processing Library of Catenary Systems (image processing routines)
     - The Mathematics and Statistics Library of Visual Numerics Inc. (mathematical and statistical routines)
     -    The Wave Library of Visual Numerics Inc. (signal processing routines)
     - The NAG Library of Numerical Algorithms Group (numerical calculation routines)
     - The VisImage Pro Library of Visionary Solutions Inc. (vision processing routines)

     Third, the Company has made arrangements to have Odysee included in two trade catalogues, Programmer's Paradise and Programmer's Supershop, both published by Programmer's Paradise Inc. of Shrewsbury, New Jersey. The Company paid a total of $5,000 to have Odysee included in the two catalogues.

     Fourth, the Company will attempt to sell Odysee through the producers and vendors of the libraries used by Odysee, by negotiating bundling agreements with such producers and vendors. The Company does not yet have any agreements in place to market Odysee through such channels.

     There can be no assurance that the Company will be successful in identifying or exploiting distribution channels for Odysee. There can also be no assurance that the Company will achieve sufficient sales of Odysee to finance the Company's continued operations.

     The Company has set a base price of $2,250 for Odysee, which price includes the Odysee software itself, but not individual routines owned by third party software producers requiring material additional payment. As Odysee has only recently been released for commercial distribution, the price for Odysee may be adjusted depending on market response.


IMPAC ACCELERATOR BOARD

     DESCRIPTION OF THE IMPAC BOARD

     In July 1998 the Company entered into a Product Development Agreement with UTMC, pursuant to which the Company and UTMC agreed to cooperate in the development of the IMPAC Accelerator Board. IMPAC is a computer board designed to allow the development of vision systems with increased computing speed and efficiency.

     In its existing configuration, IMPAC consists of the following principal blocks:

     THE COMMUNICATIONS BLOCK. The communications block controls communications between IMPAC and the main computer within which

IMPAC is installed. In addition, the communications block controls communications between the individual blocks of IMPAC.

     THE CAM ENGINE BLOCK. The CAM engine block includes UTMC's proprietary CAM engine. The CAM engine is an integrated circuit which allows rapid access to large lookup tables using associate keys rather than physical addresses. The CAM engine creates the ability to identify exact or close matches to items stored in memory at speeds which can not currently be achieved with PC-based software applications.

     THE MICROPROCESSOR BLOCK. The microprocessor block includes a conventional microprocessor to perform those computing functions required by a vision system which are not performed by the communication block or the CAM engine block. In its present configuration, the microprocessor block of the IMPAC board incorporates the G3 Power PC chip produced by Motorola.

     The IMPAC board was initially intended to incorporate a fourth block, the BRAINTRON BLOCK, which would contain the Company's BrainTron II processor, when completed, and associated memory. The BrainTron II processor would perform classification, matching and training functions in vision systems.

     The design of the first generation of the IMPAC board has been completed, and a prototype board has been produced. Current work on the IMPAC project consists of:

(a)  testing and de-bugging the prototype board; and
(b)  writing interface software for the IMPAC board.

     The Company believes that de-bugging of the board and completion of the first level of software interface will be completed within approximately three months, and will cost approximately $95,000. The Company also believes that a second level of interface, to make the IMPAC board specifically compatible with the Odysee Development Studio, will be required before the IMPAC board can be marketed in conjunction with Odysee. The Company estimates that the second level of interface will require approximately three additional months to complete, and will cost approximately $25,000. Until the interface software is complete, there is no practicable market for the IMPAC board. Accordingly, the Company expects that the IMPAC board will be released for commercial distribution in the fourth quarter of 1999 or the first quarter of 2000.

     The first generation of the IMPAC board does not include the BrainTron block, although the architecture and design of the board are compatible with later addition of the BrainTron block. The BrainTron block was not included in the first generation of the IMPAC board because the Company did not have a version of the first generation of the BrainTron processor in a physical format compatible with the IMPAC board layout, and did not have a hardware version of the BrainTron II processor in time for inclusion in the first generation IMPAC board. The Company chose not to modify the first generation BrainTron processor to fit on to the IMPAC board, and to concentrate its resources on the development of Odysee and the BrainTron II processor instead. In the absence of the BrainTron block, the IMPAC board will be able to perform classification, matching, and training functions in two ways.

1. Software for classification, matching and training routines can be written and executed directly by the microprocessor block.

2. While a hardware version of the BrainTron II processor is not complete, design work for a software version of the BrainTron II processor is complete and ready for beta testing (see BRAINTRON PROCESSOR, below). The Company expects that testing of the software version will be complete by the time IMPAC is ready for commercial distribution. The software version of the BrainTron II processor will be available as part of the Odysee Development Studio. The IMPAC board and the BrainTron II processor can be incorporated into the same vision system through Odysee.

     The principal contributions of the Company to the IMPAC board have been:

     -    systems hardware architecture;
     -    preparation of specifications;
     -    circuit design; and
     -    manufacturing engineering services.

     A portion of the development work was carried out by North Shore Circuit Design of Austin Tx. During the fiscal year ended December 31, 1998 the Company paid $116,294 to North Shore Circuit Design for work carried out on the IMPAC accelerator board.

     MARKETING FOR IMPAC

     The IMPAC accelerator board is intended primarily for incorporation into machine vision systems. In substance, machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in manufacturing industries for the purpose of control (process control, quality control, machine control, robot control).

     The Automated Imaging Association ("AIA") has published extensive statistics on the market for machine vision systems. Principal statistics published by the AIA include the following:

- In 1998, the North American market for merchant machine vision systems was approximately $1.2 billion (in revenue), or approximately 25,200 units. These figures represented increases of approximately 1.5% (in revenue) and 23% (in units) over corresponding figures for 1997.

- The principal industrial applications of machine vision systems are inspection (e.g., inspection of products for quality control purposes), location analysis (e.g., control of industrial machines or robots, or control of fitting and assembly of products) and pattern recognition (e.g., optical character recognition). In 1998, inspection applications accounted for approximately 85% of the market by revenue, and approximately 42% by units. Location analysis applications accounted for approximately 11% of the market by revenue, and approximately 45% by units. Pattern recognition applications accounted for approximately 4% of the market by revenue and 13% of the market by units.

- The principal end users in the North American market for visions systems were the following industries:

     Industry            % by Revenue   % by Units
     --------            ------------   ----------
     Semiconductors           34%           24%
     Electronics              16%           22%
     Containers                3%            6%
     Food                      8%            4%
     Wood                      5%            1%
     Transportation            7%            9%
     Fabricated metals         3%            2%
     Plastic                   4%            5%
     Printing                  3%            6%
     Medical/Pharm.            4%            9%

     The AIA has projected that by the year 2003, the North American market for vision systems is projected to increase to approximately $2.2 billion in revenue, and approximately 55,000 units. These figures correspond to average annual growth rates of approximately 11% for market revenue and 12.5% for units during the period 1997 - 2002.

     The Company has not yet identified or established distribution channels for the IMPAC accelerator board. The Company's strategy for marketing IMPAC will be centred on the following principles.

1. MARKETING IN CONJUNCTION WITH ODYSEE. If the Odysee Development Studio is able to achieve significant market acceptance, the Company will attempt to market IMPAC through the Odysee Development Studio, as a component which can be incorporated into vision systems through Odysee.

2. DIRECT MARKETING TO PARTICIPANTS IN THE VISION SYSTEMS INDUSTRY. The Company believes that IMPAC can be utilized by developers of vision systems and systems integrators.

3. MANUFACTURING AND SALES AGREEMENT. Simultaneously with the Product Development Agreement, the Company entered into a Manufacturing and Sales Agreement with UTMC. Under the Manufacturing and Sales Agreement, UTMC will have responsibility for manufacturing IMPAC, which the Company will purchase from UTMC. The Company will have responsibility for marketing and sales of IMPAC. UTMC will assist in the marketing and sales of IMPAC by referring customers to the Company, by including IMPAC on its website and in certain catalogues of UTMC, and by such other means as UTMC considers appropriate. UTMC will receive a commission of 10% on all business referred to the Company by UTMC, or 5% in cases where the Company also commenced an independent sales initiative.


BRAINTRON PROCESSOR

     In 1995, the Company developed the first generation of the BrainTron processor, which performs the functions of a Training and Matching Module. The first generation BrainTron processor is a plug-in PCI bus computer card designed to operate under the Windows NT operating system. The first generation BrainTron processor exists in hardware and software versions. The software version was intended principally for initial testing, while the hardware version was intended primarily for use in final applications. The first generation BrainTron processor has five chips performing the following functions: communication with the host computer (bus interface), control of data movement within the processor (state control), generation of addresses to move data in memory (address generator), arithmetic operations (datapath) and random access memory (RAM). Two additional datapath chips can be added for greater processing speed, and multiple processors can be installed within a system, permitting the database of the system to be split among several processors operating in parallel. The first generation BrainTron processor uses fuzzy membership functions to match signatures stored in memory to physical signatures. Training functions carried out by the BrainTron processor use the ORB algorithm. The ORB algorithm includes a set of rules for adapting fuzzy sets to reflect new data. Using the ORB algorithm, the first generation BrainTron processor causes the range of fuzzy membership functions to stretch or contract to accommodate new data values.

     During the fiscal year ended December 31, 1998 the Company commenced development of the BrainTron II processor. The principal enhancements incorporated into the BrainTron II processor were:

1.   an improved mathematical error function; and

2. an improved training algorithm, which operates independently of the order in which data are received.

     Design of the software version of the BrainTron II processor is complete, and the software version of the BrainTron II processor is ready for beta testing. The Company expects that a beta test program can be completed within approximately 90 days. Some work on the BrainTron II processor has been delayed, as the Company has diverted some internal resources to accelerate the development of the Odysee Development Studio, which the Company now considers to be its principal product.

     During the fiscal year ending December 31, 1998, the Company also commenced development of a further enhancement to the BrainTron processor, which would improve robustness by including contributions from "nearest neighbours" in the vector components of physical signatures. Owing to the emphasis which the Company is presently placing on the Odysee project, the Company does not have a specific timetable for the incorporation of this modification.

     MARKETING FOR BRAINTRON

     The Company expects that it will offer the BrainTron II processor for sale as an optional library which can be purchased for use with the Odysee Development Studio. The Company has not yet established a price at which Odysee users will be able to purchase the BrainTron II processor. As the software version of the BrainTron II processor can be implemented through Odysee, the Company does not have specific plans to create a hardware version of the BrainTron II processor.

     The Company does not have established distribution channels for BrainTron. The Company expects that its marketing strategy for BrainTron will be similar to its marketing strategy for the IMPAC accelerator board, described above.


DEVELOPMENT OF CUSTOM VISION SYSTEMS - QUALITY CONTROL

     In the first half of 1998, the Company entered the field of supplying vision systems to perform quality control and inspection services. The Company identified, and pursued, the following business opportunities:

(a)  Marketing of a print quality inspection system to Epson Portland Inc.

(b)  Marketing of a fruit inspection system to Sunkist Growers.

(c) Marketing of an inspection system for surgical stents to Cordis, a Johnson & Johnson company.

     The Company was not successful in gaining substantial contracts out of these initiatives. At this time, the Company's prospects for the sale of customized vision systems directly to end users must be considered speculative.


SORTING PRECISION QUALITY RECYCLER ("SPQR")

     Subsequent to December 31, 1998 the Company has commenced development of the Sorting Precision Quality Recycler ("SPQR") system for plastic waste recycling. The SPQR system is in the preliminary design stage. The SPQR system is intended to facilitate recycling of plastic waste by using automated vision to identify and sort different categories of recyclable plastic.

     The large majority of plastics in commercial use fall into 6 chemically distinct categories. Recycling of plastic waste is practicable only after the waste items have been sorted by category. Each category of plastic has a characteristic "Raman spectrum", which is a measure of how near infrared light passing through the plastic is scattered. Plastic waste can thus be sorted by category by subjecting it to near infrared light, and by analyzing how the infrared light is scattered.

     The SPQR system will consist of a conveyor belt upon which items of plastic waste will be moved, a near infrared vision system that will identify the different categories of plastic, and a robotic system which will remove waste items from the conveyor and place them in storage units allocated to the different categories of plastic.

     The Issuer has prepared a preliminary schedule and budget for the development of SPQR. Under the preliminary schedule and budget:

(a)  Development of SPQR will require approximately eighteen months.

(b) Development of SPQR will require manpower costs of approximately $760,000. The proposed development team will include a project manager, vision scientist, research assistant, robotic/system integrator, industry expert, industry liaison, and robotics expert. Of the above personnel, the vision scientist, research assistant, and robotic/system integrator will be require to devote the substantial majority of their time to the SPQR project during the eighteen month development period. The remaining personnel will work on the project part time.

(c) Development of a prototype SPQR system will require approximately $135,000 in capital equipment, including sensors, computer equipment, a conveyor, and robotics equipment.

     On June 14, 1999 the Company entered into a non-binding Letter of Understanding with International Paper Industries Ltd. ("IPI"), a company engaged in waste management, to cooperate in the development of SPQR. Under the Letter of Understanding, IPI will provide demand expertise, and will give the Company the opportunity to test SPQR under actual operating conditions. The Letter of Understanding also records the intention of the parties to negotiate a joint venture or other form of commercial agreement for the joint development and exploitation of SPQR. As at the date of this Annual Report, no such commercial agreement exists.

     The British Columbia Science Council makes available, in appropriate cases, funding to cover a portion of the research and development work of projects deemed suitable. The Company intends to apply for such funding, but there can be no assurance that such funding will be available.


COMPETITION

     With respect of the Odysee Development Studio, the Company is aware of a number of products which provide development environments for vision systems using "drag and drop" components. The principal products include "WiT" of Coreco Inc., "Visionblox" of Integral Vision, and "Labview" of National Instruments. The Company believes that the ability of Odysee to incorporate a large number of libraries and routines and its "open" architecture are features of Odysee which are not common to other products. In addition, some of the competitive products require the use of external tools to complete a vision system, which Odysee does not.

     With respect to the IMPAC accelerator board and the BrainTron II processor, the market contains a large number of data processing boards, processors, and classifiers with a wide variety of features and functionality.

     Owing to the Company's limited history of sales, and to the fact that Odysee, IMPAC, and the BrainTron II classifier are only recently released, or have not yet been released, for commercial distribution, management of the Company does not know of a reliable way to evaluate its future competitive position within the industry.

SOURCES OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

     The Company is not presently dependent on any particular suppliers for its manufacturing. Following completion of the IMPAC accelerator board, UTMC may become a major supplier. The Company and UTMC have entered into a Manufacturing and Sales Agreement which the Company believes will ensure availability of IMPAC to the Company.


INTELLECTUAL PROPERTY

     The Company considers software and related technical data which it has developed to constitute intellectual property of the Company. The software and technical data over which the Company asserts intellectual property rights includes principally the following:

(a) software written by the Company and incorporated in the Odysee Development Studio, including the software by which Odysee links the various subroutines within its libraries;

(b) software and design specifications incorporated in the BrainTron II processor; and

(c) software routines developed by the Company from time to time in developing vision systems.

     The Company considers itself to be the owner of copyright in the software described above, and that the software and other technical data described above constitute trade secrets of the Company. Certain types of intellectual property, such as copyright, acquire legal protection without any form of registration (although registration can result in procedural or evidentiary advantages in the event of infringement proceedings). Other types of intellectual property protection, such as patent protection, are dependent on registration. To date, the Company has not obtained or applied for copyright, patent, or any other form of registration in respect of any of the intellectual property described above, as the Company has not considered the additional protection that would be obtained to warrant the time and expense involved.

     Under the Product Development Agreement between the Company and UTMC dated July 6, 1998, the Company and UTMC will own jointly all intellectual property created in the development of the IMPAC accelerator board. The stipulations as to joint ownership do not apply to existing intellectual property owned by either the Company or UTMC, or to improvements or modifications to such intellectual property.

     Pursuant to a License Agreement dated January 13, 1995 with Olson, the Company holds a non-exclusive license to use ORB. The term of the license is for 10 years, expiring in January, 2005.

     ORB is a method of pattern classification which includes the following features:

(a) ORB measures the similarity of two visual patterns by developing a mathematical measurement for the degree of similarity in various features in the patterns.

(b) ORB uses fuzzy mathematics to measure the similarity in individual features.

(c) ORB is adaptive, in the sense that mathematical criteria which it uses in comparing features can be modified to take account of new data, as new patterns are observed. In this way, a system using ORB can be "trained" over time to recognize and distinguish visual patterns more accurately.

For further information on the Company's license to use the ORB algorithm see "Risk Factors -- Proprietary Technology". The Company's BrainTron I processor was designed incorporating ORB. ORB is not utilized in the BrainTron II processor.

     The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. As stated above, the Company has not applied for registration of intellectual property rights in respect of any of its software (although certain forms of legal protection are available without registration). Although the Company attempts to prevent improper disclosure of its proprietary technology there can be no assurance that the measures taken by the Company will be adequate or that competitors will not be able to develop similar technology independently. Further, there can be no assurance that claims allowed on any patent issued to the Company will be sufficiently broad to protect the Company's technology, that any patent will issue from any pending application or that foreign intellectual property laws will protect the Company's intellectual property. Litigation may be necessary to enforce or determine the validity and scope of the Company's proprietary rights, and there can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation. In addition, there can be no assurance that any of the patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

     There are no pending claims against the Company regarding infringement of any patents or other intellectual property rights of others. However, the Company may receive, in the future, communications from third parties asserting intellectual property claims against the Company. Such claims could include assertions that the Company's products infringe, or may infringe, the proprietary rights of third parties, requests for indemnification against such infringement or suggestions that the Company may be interested in acquiring a license from such third parties. There can be no assurance that any such claim made in the future will not result in litigation, which could involve significant expense to the Company, and, if the Company is required or deems it appropriate to obtain a license relating to one or more products or technologies, there can be no assurance that the Company would be able to do so on commercially reasonable terms, or at all.


GOVERNMENT APPROVAL REGULATION

     The Company is unaware of any government approval that is required for any of its principal products or services.

     The Company believes that there are no environmental or other government regulations which currently have a material effect on the Company's operations.


RESEARCH AND DEVELOPMENT

     During the fiscal years ending December 31, 1997 and December 31, 1998 the Company spent approximately $148,527 and $321,378, respectively, on research and development activities.

     None of the research and development expenditures incurred in 1997 or 1998 were borne by customers. Development of Odysee has been funded in part by the National Research Council of Canada grant discussed above.


EMPLOYEES

     As of July 6, 1999, the Company had 6 full time officers or employees. The Company's full time employees include the Company's Vice President of Research and Development, Vice President of Engineering, Senior Vision Systems Engineer, Senior Vision Applications Engineer, Senior Systems Integrator, and Senior Programmer. In addition, the Company had 8 part time officers or employees. The Company's part time officers or employees include the Company's President and Chief Executive Officer, Chairman of the Board, and Controller. As at July 6, 1999, the Company's monthly payroll costs are approximately $40,000.

     The services of the Company's part time officers or employees are provided through Techwest Management Ltd. Techwest Management Inc. is a private management company whose shareholders include Owen Jones and Grant Sutherland. The Company's part time officers and employees divide their time between the Company and Sideware Systems Inc., a software development company
whose shares trade on the Vancouver Stock Exchange.   The Company and
Sideware Systems Inc. share the cost of the services of the Company's part time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently operates out of leased office premises in North Vancouver, British Columbia, Canada. Prior to September 1, 1998 the premises used by the Company occupied approximately 7,900 square feet. Effective September 1, 1998, additional space was added to the leasehold premises, increasing their area to 14,867 square feet. The premises used by the Company are shared with BrainTech, Inc., a software development company. The term of the lease expires August 31, 2003. The Company and BrainTech, Inc. each bear one half of the rent and related occupancy costs.

     The lease provides for annual minimum rent of approximately $197,271.00 (equal to $13.00 per square foot) for the first year of the lease commencing September 1, 1998 and ending August 31, 1999. Annual minimum rent under the lease escalates to $13.24 per share foot in the second year, $13.50 per square foot in the third year, $13.75 per square foot in the fourth year, and $14.00 per square foot in the fifth year. In addition, the lease requires the tenant to pay additional costs relating to property taxes and common area maintenance costs. Those costs are presently approximately $4.10 per square foot.

     The Company operates out of the premises under a cost sharing agreement with Sideware Systems Inc. effective November 1, 1995, pursuant to which the Company and Sideware Systems Inc. are each responsible for one half of the rent described above and other related occupation costs.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to the following material legal proceedings.

     1.  JMF MANAGEMENT INC. ET AL V. BRAINTECH, INC. ET AL,
         BRITISH COLUMBIA SUPREME COURT ACTION NO. C990550

     On February 1, 1999 JMF Management Inc. and Manfred Kurschner commenced legal proceedings against the Company and TechWest Management Inc. Mr. Kurschner is the Company's former Manager of Investor Relations and JMF Management Inc. is Mr.

Kurschner's personal management Company. The Plaintiffs claim approximately $100,000 in damages for alleged breach of a stock option agreement and approximately $7,500 alleged to be owing pursuant to a consulting agreement. The Company has filed a defence and counterclaim. The Company's counterclaim claims damages for breach of fiduciary duty and negligence. No depositions
have been conducted in the action and trial date has been set.   The outcome
of the action is uncertain.

     2. CACTUS CONSULTANTS CO. LTD. V. BRAINTECH, INC. ET AL, BRITISH COLUMBIA SUPREME COURT ACTION NO. C991377

     On March 16, 1999 Cactus Consultants Co. Ltd., Crystal Securities Inc., and Elmswell Investments Inc. commenced legal proceedings against the Company and certain of its present and former directors. The Plaintiffs claim $606,000 as damages for breach of contract and conversion of stock certificates. The Company's records show that during the fiscal year ending December 31, 1995, a total of 3,000,000 shares of Common Stock were subscribed at a price of $0.25 per share, and that the Company received $606,000 of the subscription amount. Prior to December 31, 1998 the Company recorded $606,000 as "Subscriptions received" on its financial statements. Subsequent to the commencement of court action, the Company has recorded the same amount as "Amounts in dispute". The Company has filed a defence and counterclaim alleging that the plaintiffs and Jan Olivier, a former promoter of the Company, caused share certificates of the Defendant to be issued to the plaintiffs improperly, and caused funds of the Company to be used for unauthorized and improper purposes. The outcome of the action is uncertain.

     3. BRAINTECH, INC. V. JOHN KOSTIUK, DISTRICT COURT OF HARRIS COUNTY ACTION 96-55978; BRITISH COLUMBIA SUPREME COURT ACTION C972736; BRITISH COLUMBIA COURT OF APPEAL ACTION CA024459

     On May 7, 1997 the Company obtained judgment for damages in the amount of $300,000 in legal proceedings commenced in the District Court of Harris County in the State of Texas against John Kostiuk, a resident of British Columbia, for defamatory and injurious statements which Mr. Kostiuk caused to be published about the Company over the Internet. On April 2, 1998 the Company obtained a judgement of the Supreme Court of British Columbia enforcing the Texas judgment.

     Effective October 31, 1998 Sideware Systems Inc. purchased a 50% interest in the judgment for a purchase price of $200,000. The agreement between the Company and Sideware Inc. provided that the purchase price would be adjusted depending on the benefit ultimately received by Sideware Systems Inc. On March 18, 1999, the British Columbia Court of Appeal reversed the judgment of the British Columbia Supreme Court, rendering the judgment (subject to any further appeal) unenforceable against any assets of John Kostiuk in British Columbia. Subsequent to the decision of the British Columbia Court of Appeal, the Company returned the $200,000 paid by Sideware Systems Inc. The Company has filed an Application for Leave to Appeal to the Supreme Court of Canada. Any recovery in the proceeding must be considered speculative.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on the Over-The-Counter Bulletin Board (OTC-BB) in the United States, having the trading symbol "BNTI-BB" and CUSIP# 105,022-10-7. The Common Stock commenced public trading on February 4, 1988 under a former name, Cozy Financial Corporation.

     The following table lists the volume of trading and the high, low, and closing sales prices on the OTC-BB for the Company's common shares for the last 10 fiscal quarters. Data on the high and low bids for the Company's shares, to the extent that they may be different from the high and low sales, is not known to the Company.

Caption
Quarter Ended        Volume      High       Low      Close
Jun. 30, 1999      8,711,000     $0.43     $0.17     $0.31
Mar. 31, 1999      4,828,400      0.31      0.14      0.17
Dec. 31, 1998      6,589,000      0.37      0.195     0.25
Sep. 30, 1998     11,663,700      1.08      0.234     0.27
June 30, 1998     14,182,800      0.94      0.43      0.73
Mar. 31, 1998     15,264,371      0.63      0.29      0.50
Dec. 31, 1997      8,665,708      0.39      0.15      0.21
Sep. 30, 1997      5,231,530      0.48      0.20      0.34
June 30, 1997      6,816,925      0.51      0.26      0.30
Mar. 31, 1997      7,638,137      0.57      0.29      0.41

     The source of the transaction and high and low bid information is the OTC-BB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     During the fiscal year ending December 31, 1998 the Company filed a Form 10-SB to register its common shares under the SECURITIES EXCHANGE ACT of 1934 (the "Exchange Act"). The Company files information on the forms specified under the Exchange Act and Rules promulgated thereunder. The Company's 10-QSB for the first quarter of 1999 was not filed in a timely manner, as the Company's financial statements for the fiscal year ending December 31, 1998 and the quarter ending March 31, 1999 were not available in time for a timely filing.


HOLDERS

     As at the date of this Annual Report, the Company has 34,771,333 shares issued and outstanding. Holders of those shares (as shown on a shareholders' list as at June 4, 1999) included 209 registered shareholders, including approximately 200 registered shareholders in the United States (including depositories) holding approximately 27 million shares. Based on research into the indirect holdings registered to various depositories and financial institutions, the Company estimates that there are in excess of 4,000 beneficial shareholders in the Company.


DIVIDEND POLICY

     The Company has not paid or declared dividends during the last two fiscal years. The Company currently intends to retain all of its cash and any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.


RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ending December 31, 1996 the Company issued 4,683,333 shares in private placements. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The consideration received by the Company was $953,790, net of legal costs. 950,000 shares were issued January 4, 1996 at a price of $0.1895 per share (equivalent to gross proceeds of $180,000). 733,333 shares were issued April 3, 1996 at a price of $0.2523 per share (equivalent to gross proceeds of $185,000). 2,000,000 shares were issued June 5, 1996 at a price of $0.20 per share (equivalent to gross proceeds of $400,000). 1,000,000 shares were issued September 23, 1996 at a price of $0.20 per share.

     During the fiscal year ending December 31, 1996 the Company issued 1,200,000 shares at a deemed value of $240,000 to a director of the Company and a consultant to the Company in payment of performance bonuses for technical services rendered to the Company. 400,000 shares were issued on December 26, 1996 to Paco Nathan, then a director of the Company, at a deemed value of $80,000. 800,000 shares were issued on December 26, 1996 to Brad Martin at a deemed value of $160,000. Brad Martin is a principal of North Shore Circuit Design, a software consulting firm located in Austin, Texas. North Shore Circuit Design provided services to the Company in relation to the development of the BrainTron processor. These shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act.

     During the fiscal year ending December 31, 1997 the Company issued 3,000,000 shares in private placements. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act. The consideration received by the Company was $548,270.50, net of legal costs. 1,000,000 shares were issued March 20, 1997 at a price of $0.20 per share (equivalent to gross proceeds of $200,000). 1,000,000 shares were issued May 29, 1997 at a price of $0.20 per share (equivalent to gross proceeds of $200,000). 1,000,000 shares were issued December 24, 1997 at a price of $0.15 per share (equivalent to gross proceeds of $150,000).

     In May, 1997 the Company issued 300,000 shares at a deemed value of $60,000 to Paragon Communications in consideration for investor relations services. These shares were issued pursuant to exemptions from registration
Section 4(2) of the Securities Act.

     During the first half of 1998, the Company issued 1,600,000 shares in a private placement. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act. The total consideration received by the Company was $396,870, net of legal costs. 1,200,000 shares were issued on March 27, 1998 at price of $0.25 (equivalent to gross proceeds of $300,000). Grant Sutherland, a director of the Company, was the beneficial purchaser of 780,000 of the 1,200,000 shares. 400,000 shares were issued on May 4, 1998 at price of $0.25 (equivalent to gross proceeds of $100,000).

     In July and August, 1998 the Company issued 900,000 shares on the exercise of stock options granted to directors, officers, employees and consultants of the Company. The total consideration received by the Company was $180,000. Directors of the Company exercised 600,000 of the 2,200,000 options exercised. These share were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act.

     In September, 1998 the Company issued 1,250,000 shares in a private placement. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act. The total consideration received by the Company was $248,750, net of legal costs. Grant Sutherland, a director of the Company, was the beneficial purchaser of 300,000 of the shares.

     Subsequent to the fiscal year ending December 31, 1998, on March 26, 1999 the Company resolved to issue 7,000,000 shares by way of private placement pursuant to Regulation D, Rule 506 at a price of $0.15 per share. The shares were issued, and proceeds received, at various dates following March 26, 1999. As at the date of this Annual Report, the Company has received all of the proceeds, and issued all of the shares.

     All of the transactions described in this Item involved Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

     The Company was incorporated in 1987. Since the first quarter of 1994, the Company has been engaged in the development of products to be used in creating visual recognition systems, and in designing visual recognition systems.

     As of December 31, 1998 the Company had incurred aggregate net losses of approximately $5,755,569 since its inception. The Company expects to continue to incur significant additional operating losses over the foreseeable future as its product development, research and development, and marketing efforts continue to expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.


RESULTS OF OPERATIONS

     The Company believes that its limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that its operating results should not be relied upon as an indication of future performance.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     During the fiscal year ended December 31, 1998, the Company received operating revenue of $57,510 from the sale of vision systems and related services. Of this, $18,000 was received from Epson Portland Inc. for sale of the Company's print quality inspection system. $30,000 was received from Cordis, a Johnson & Johnson company, for a feasibility study in respect of a shunt inspection system. $7,500 was received from Tantus Electronics Corp. in respect of a proposed fruit inspection system for Sunkist Growers. The Company also received $2,010 from NGI Technology, Inc. for a purchase of the BrainTron processor. The Company did not have any operating revenue during the fiscal year ended December 31, 1997.

     Cost of sales for the fiscal year ended December 31, 1998 were $30,005. This figure included $1,250 in hardware costs and $28,755 in internal manpower costs. The internal manpower costs related to work done on those projects which generated revenue, as described above. The Company recorded no cost of sales for the fiscal year ended December 31, 1997.

     Research and development expenses for the fiscal year ended December 31, 1998 were $321,378, compared with $148,527 for the fiscal year ended December 31, 1997. A principal reason for the increase was payments made to North Shore Circuit Design of Austin, Texas, who received $116,294 during the fiscal year ended December 31, 1998 for work performed on the IMPAC Accelerator board and on a prototype vision system. During the fiscal year ending December 31, 1997, the Company paid North Shore Circuit Design approximately $11,000 for work on a prototype vision recognition system, which amount was allocated to "Consulting and contractors". The balance of the increase in Research and development expenses from 1987 to 1988 was due to an increase in the number of the Company's research and development personnel.

     Consulting and contractor expenses increased to $24,785 for the fiscal year ended December 31, 1998 from $17,770 for the fiscal year ended December 31, 1997. Consulting and contractor expenses for the fiscal year ending December 31, 1998 included approximately $17,000 for the preparation of a business plan. There was no similar expense during the fiscal year ended December 31, 1997. During the fiscal year ended December 31, 1997, the Company paid North Shore Circuit Design approximately $11,000 for work on a prototype vision recognition system. As stated above, during the fiscal year ended December 31, 1998, payments to North Shore Circuit Design were allocated to Research and Development.

     Salaries and benefits expenses increased to approximately $1,226,230 for the fiscal year ended December 31, 1998 from approximately $415,014 for the fiscal year ended December 31, 1997. The principal reason for the increase was a compensation expense of $927,800 in respect of stock options issued to officers, employees and consultants during the fiscal year ended December 31, 1998. The corresponding compensation expense the for year ended December 31, 1998 was $200,000. After deduction of the charges in respect of stock options, salaries and benefits for the fiscal year ended December 31, 1998 were $327,185, which exceeded the comparable figure for the fiscal year ended December 31, 1997 by approximately $83,416. The principal reason for this increase was additional personnel hired by the Company.

     General, selling, and administrative expenses increased to approximately $560,180 for the fiscal year ended December 31, 1998 from approximately $348,731 for the fiscal year ended December 31, 1997. Several factors contributed to the increase. Accounting costs increased from approximately $14,000 to approximately $38,000, principally as a result of costs incurred in registering the Company's shares pursuant to the Exchange Act. Legal costs increased from approximately $78,000 to approximately $140,000, principally as a result of the costs incurred in registering the Company's shares and costs incurred in legal disputes. Travel and trade show costs increased from approximately $40,000 to approximately $75,000, principally as a result of increased trade show participation. Premises costs increased from approximately $55,000 to approximately $70,000, principally as a result of the additional lease space occupied by the Company effective September 1, 1998. Equipment rental increased from approximately $800 to approximately $16,000. This increase resulted from payments made by the Company to reimburse Techwest Management Inc. for its portion of lease costs of certain equipment used by the Company and Sideware Systems Inc. The equipment in question was acquired by Techwest Management Inc. through a sale to, and lease back from, a financial institution. As the equipment was used by both the Company and Sideware Systems Inc., Techwest Management Inc. charged the Company with 50% of the amount of the lease payments it was required to make to the financial institution, without any markup or profit. During the fiscal year ending December 31, 1998 the Company also paid approximately $31,000 (inclusive of applicable taxes) as compensation for the services of the Company's Chairman. The Company's Chairman did not receive any cash remuneration during the fiscal year ending December 31, 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     The Company did not have any sales revenue during 1997 or 1996.

     Research and development expenses decreased to approximately $148,527 in 1997 from approximately $260,384 in 1996. This decrease was due primarily to the Company doing more development work with its own personnel during 1997, as opposed to relying on outside consultants.

     Expenses for consultants and contractors decreased to approximately $17,770 in 1997 from approximately $204,114 in 1996. The principal reason for this decrease was the inclusion of performance bonuses totalling $150,000 in 1996 to consultants providing technical services to the Company. In addition, during 1997 the Company decreased its reliance on outside contractors and consultants.

     Salaries and benefits increased to approximately $415,014 in 1997 from approximately $134,408 in 1996. The principal reason for this increase was a charge of $200,000 due to the granting of stock options at prices below prevailing market prices for the Company's stock. (The options in question were granted pursuant to a directors' resolution passed December 17, 1997, and pursuant to Stock Option agreements dated as at December 17, 1998. However, the Stock Option agreements were not actually executed and delivered until July, 1998). In addition, the Company hired additional personnel in 1997, due to an increased level of development and marketing activity.

     Selling, general and administrative expenses increased to approximately $348,731 in 1997 from approximately $314,839 in 1996. The magnitude of this increase is such that it cannot be attributed to any specific reason.


LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended December 31, 1998 the Company raised approximately $840,000 in financing through private placements of shares. Subsequent to December 31, 1998, the Company has raised an additional $975,000 through private placements of shares. Substantially all of the funds raised by the Company were used to pay ongoing operating costs and to retire the Company's outstanding indebtedness to Sideware Systems Inc. As at July 6, 1999, the Company's remaining cash balance is approximately $100,000.

     The Company currently employs 6 full time and 8 part time officers or employees. The Company's current monthly salary costs are approximately $40,000.

     During the fiscal year ended December 31, 1998 the Company's average monthly cash requirement, inclusive of salary costs, was approximately $100,000. Accordingly, as at the date of this Annual Report, the Company has sufficient cash balances to pay approximately one month's operating expenses at their current level.

     By Press Release dated July 6, 1999 the Company announced a private placement of 5,000,000 shares at a price of $0.20 per share, which will be offered pursuant to Rule 506 of Regulation D to the Securities Exchange Act of 1933. The Company is in the process of identifying potential investors. Based on the Company's success in raising private placement financing in the past, the Company expects that it will be able to complete the proposed financing.

     The financing described above, if completed, will provide the Company with sufficient capital resources to pay ongoing operating expenses at their present level for approximately one year. If the Company is not able to complete the financing, it will be forced to seek alternate sources of financing. If the Company is unable to generate sufficient funds to pursue all of the projects identified above, the Company's first priority will be the marketing and development of the Odysee Development Studio. The Company does not presently plan to incur significant capital expenses or to increase its salary or other operating costs significantly during the balance of the current fiscal year. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from the sales of its products or services.


     YEAR 2000 ISSUES

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company's Year 2000 compliance program is under the direction of the Company's systems administrator. Beginning in the middle of 1998, the Company's systems administrator commenced analyzing individual components of the Company's computer systems to identify any components which are not Year 2000 compliant.

     The Company's systems administrator has examined substantially all of the components of the Company's computer system. The Company's systems administrator has confirmed that all of the Company's individual computers are Year 2000 compliant. The only software component of the system that was identified as being potentially non-compliant is the Company's accounting system. Accordingly, in May 1999 the Company replaced its accounting system with a system which was Year 2000 compliant. The cost of the new accounting system was approximately $40,000, which will be shared between the Company and Sideware Systems Inc.

     As the Company expects that all of its internal systems will be made Year 2000 compliant, it has not developed any contingency plan, other than to continue with its present program of analyzing the components of its system to identify non-compliant components.

     With the exception of the local electrical utility, the Company is unaware of any present suppliers, on whom the Company is dependent, whose supply of goods or services might be interrupted by Year 2000 problems. The Company has not made any material investigations of any individual suppliers, and has not developed a contingency plan.

     All of the Company's current products are Year 2000 compliant. The Company has not undertaken any investigation to determine whether any of the products it has sold in the past are non-compliant. However, given the small volume of the Company's historical sales, the Company does not foresee a material risk of liability arising in respect of its past sales.


ITEM 7.  FINANCIAL STATEMENTS

     Each of the following items are contained in the Company's Consolidated Financial Statements and are set forth herein.

      (i)   Report of KPMG, Independent Auditors;

      (ii)  Balance Sheets as of December 31, 1997 and 1998;

      (iii) Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998;

      (iv) Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998;

      (v) Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998 and for the period from January 1, 1995 to December 31, 1997; and

      (vi)  Notes to Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their ages as of July 6, 1999 are as follows:

      Name                Age                  Positions
Owen L.J. Jones            47      Director, President, Chief Executive Officer
W. Grant Sutherland        53      Director, Chairman of the Board
James L. Speros            40      Director

     OWEN L.J. JONES has been the President, Chief Executive Officer and a director of the Company since December 1993. Prior to becoming a director of the Company, Mr. Jones was the V.P. Sales, Marketing and Technology of Evergreen International Technology Inc. (now Sideware Systems Inc.), a software development company whose shares trade on the Vancouver Stock Exchange. Mr. Jones resigned from his position with Evergreen International Technology Inc. in December 1993. In May 1995 Mr. Jones was elected as a director of Evergreen International Technology Inc., and shortly thereafter assumed the responsibilities of President and Chief Executive Officer of that company. Subsequent to May 1995 Mr. Jones has divided his time and effort between the affairs of the Company and the affairs of Sideware Systems Inc. Mr. Jones is not a director of any public companies other than the Company and Sideware Systems Inc.

     W. GRANT SUTHERLAND was appointed as a director of the Company and as Chairman of the Company's Board of Directors in November 1995. Mr. Sutherland is a licensed lawyer in the Province of British Columbia, and has been engaged in the private practice of law for 26 years, currently as a partner in the Vancouver law firm Sutherland Johnston MacLean. Mr. Sutherland has also been a director of Sideware Systems Inc. since May 1993. Since November 1995, Mr. Sutherland has devoted the majority of his time and effort to the affairs of the Company and Sideware Systems Inc., and presently divides his time between the affairs of the Company and the affairs of Sideware Systems Inc. Mr. Sutherland is not a director of any public companies other than the Company and Sideware Systems Inc.

     JAMES L. SPEROS was appointed a Director of the Company on September 15, 1998. Mr. Speros is also a director of Sideware Systems Inc., President and Chief Operating Officer of Sidweware Corporation, a wholly owned subsidiary of Sideware Systems Inc., and the President and Chief Executive Officer of Exploration Mirandor Inc., a publicly held mining exploration company. Mr. Speros was previously the President and owner of two professional sports franchises, the Baltimore Stallions and Montreal Alouettes of the Canadian Football League, and was the Vice Chairman and a member of the Board of Governors of the Canadian Football League.

     Owen Jones and Grant Sutherland were directors of Sideware Systems Inc. at times when two bankruptcy petitions under the BANKRUPTCY AND INSOLVENCY
ACT (Canada) were brought in the Supreme Court of British Columbia against that company by former directors of that company or private corporations controlled by them. Both bankruptcy petitions were dismissed in January 1998.

     The Company's directors will hold office until they resign, or until the Company's next General Meeting.

     Owing to logistical delays, reports on Form 3 which the directors and officers of the Company were required to file on the effective date of the Company's Form 10-SB were delayed in filing. The Company is not aware of the specific dates on which each Form 3 arrived at the offices of the SEC. To the best of the Company's knowledge, the delays were less than 5 business days in each case. The Company is not aware of any other default for which disclosure is required pursuant to Item 405 of Regulation S-B.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation earned during the Company's last three fiscal years by its Chief Executive Officer.

                              SUMMARY COMPENSATION TABLE

                                                                   AWARDS
                                                                 SECURITIES
                                                 ANNUAL          UNDERLYING
NAME AND PRINCIPAL                            COMPENSATION     OPTIONS GRANTED
POSITION                       PERIOD          SALARY ($)            (#)
------------------           -----------      ------------     ----------------
Owen L.J. Jones (1)          December 31,        $34,141             --
PRESIDENT, CEO, AND          1998
DIRECTOR
                             December 31,        $20,485          1,500,000
                             1997
                             December 31,        $20,485             --
                             1996


----------

(1) From August 1, 1995 until April 30, 1998, Mr. Jones received a salary of approximately $40,800 per year from Techwest Management Ltd., the cost of which was borne equally between the Company and Sideware Systems Inc. Effective May 1, 1998 Mr. Jones' monthly salary was increased to approximately $6,800 per month with the cost of the payments to Mr. Jones shared equally between the Company and Sideware Systems Inc. In April, 1998, Mr. Jones also received a bonus of approximately $68,000, the cost of which was born entirely by Sideware Systems Inc.

     The following table sets forth information on grants of stock options by the Company during its last completed fiscal year:

                                    OPTION GRANTS

                                                                      (3)Market Value
                                                                         of Shares
                                          (2)% of       Exercise     Underlying Options
                   (1)Shares Under     Total Options     Price         on the date of       Expiry
     Name          Options Granted        Granted       ($/share)      Grant ($/share)       Date
--------------     ---------------     -------------    --------     -------------------    --------
Owen L.J.Jones        1,500,000            22.8%          $.20               $.23           12/17/02

(1) The Options granted to Mr. Jones were granted pursuant to a directors' resolution dated December 17, 1997. Delivery of the stock option agreement took place in July, 1998.

(2) The percentage stated is the percentage of all stock options which the Company had granted up to the end of its last completed fiscal year.

(3) As at December 31, 1998 the value of the stock options granted to Mr. Jones was approximately $75,000 (based on a December 29, 1998 closing share price of $0.25).

     The following stock options were exercised during the Company's last completed fiscal year by directors of the Company (including the Company's Chief Executive Officer):

     - Grant Sutherland exercised options to purchase 300,000 shares at $0.20 per share.

     During the Company's last completed fiscal year, the Company did not have any named executive officer, other than its Chief Executive Officer.

     In the Company's last completed fiscal year, no award or payment was made by the Company under any Long Term Incentive Plan other than the granting or exercise of stock options, as described above.

     The Company does not presently compensate its directors for services provided as directors. The Company provides the following compensation to directors of the Company, who are also officers of the Company, for services rendered as officers of the Company.

Owen Jones. Effective May 1, 1998 Mr. Jones receives payments totalling approximately $6,800 per month from the Company and Sideware Systems Inc.
The cost of the payments to Mr. Jones is shared equally between the Company and Sideware Systems Inc. Prior to May 1, 1998, Mr. Jones' monthly payments (shared equally between the Company and Sideware Systems Inc.) were approximately $3,400 per month. In July, 1998, pursuant to a directors' resolution dated December 17, 1997, Mr. Jones was granted options to acquire 1,500,000 shares of the Company at a price of $0.20 per share for a period of five years, expiring December 17, 2002. As at December 31, 1998 the value of the stock options granted to Mr. Jones was approximately $75,000 (based on a December 29, 1998 closing share price of $0.25). Mr. Jones receives no other compensation from the Company or any subsidiary of the Company. In April, 1998, Mr. Jones also received a bonus of approximately

$68,000, the cost of which was born entirely by Sideware Systems Inc.

Grant Sutherland. Effective May 1, 1998 Mr. Sutherland receives payments totalling approximately $6,800 per month from the Company and Sideware Systems Inc. The cost of the payments to Mr. Sutherland is shared equally between the Company and Sideware Systems Inc. Prior to May 1, 1998, Mr. Sutherland's monthly payments were approximately $3,400 per month, and were borne entirely by Sideware Systems Inc. In July, 1998, pursuant to a directors' resolution dated December 17, 1997, Mr. Sutherland was granted options to acquire 1,500,000 shares of the Company at a price of $0.20 per share for a period of five years, expiring December 17, 2002. In August 1998, Mr. Sutherland exercised options to acquire 300,000 shares. As at December 31, 1998 the value of the remaining stock options held by Mr. Sutherland to acquire 1,200,000 shares was approximately $60,000 (based on a December 29, 1998 closing share price of $0.25). Mr. Sutherland receives no other compensation from the Company or any subsidiary of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of Common Stock, as of July 6, 1999 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and executive officers as a group:

         NAME AND ADDRESS            NUMBER OF SHARES        PERCENTAGE OF SHARES
       OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)    BENEFICIALLY OWNED (1)
-------------------------------    ---------------------     ----------------------
Owen L.J. Jones*(2)                      3,960,000                  10.9%
102 - 930 W. 1st North
Vancouver, B.C., Canada V7P 3N4

James L. Speros*(3)                        300,000                   0.9%
1111 Grand Hamptons Dr.
Herndon, Virginia
20170

W. Grant Sutherland*(4)                  3,035,000                   8.4%
1600 - 777 Dunsmuir St.
Vancouver B.C.
V7Y 1K4

Willard W. Olson                         2,500,000                   7.2%
6021 East Huntress Dr.
Paradise, Arizona
85253



All executive officers and               7,295,000                  19.3%
directors as a group
(3 Persons)(5)

* Denotes Director of the Company

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 6, 1999 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 1,500,000 options to purchase Common Stock which are exercisable within 60 days of July 6, 1999.

(3) Includes 300,000 options to purchase Common Stock which are exercisable within 60 days of July 6, 1999.

(4) Includes 1,200,000 options to purchase Common Stock which are exercisable within 60 days of July 6, 1999.

(4) Includes 3,000,000 options to purchase Common Stock which are exercisable within 60 days of July 6, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is party to an agreement with Sideware Systems Inc. effective November 1, 1995 pursuant to which certain costs associated with the Company's premises and operations are shared with Sideware Systems Inc. The costs subject to the cost-sharing agreement include:

-    costs of the leasehold premises from which the Company operates;

- personnel costs (billed through Techwest Management Ltd. - see below) including the salary costs of the Company's President, Chairman, accounting personnel, and receptionist; and

- miscellaneous office charges, such as office supplies and telephone and fax charges.

     Sideware Systems Inc. is a software development company whose shares trade on the Vancouver Stock Exchange. Owen Jones is a director, the President, and Chief Executive Officer of Sideware Systems Inc. Grant Sutherland is a director and the Chairman of Sideware Systems Inc. James Speros is the President and Chief Operating Officer of Sideware Corp., a wholly owned subsidiary of Sideware Systems Inc.

     Shared costs under the cost sharing agreement are administered by Techwest Management Ltd., a private management company. In addition, services of certain of the Company's personnel are provided to the Company through Techwest Management Ltd. Techwest Management Ltd. is a private management company whose shareholders and directors include Owen Jones and Grant

Sutherland. The personnel whose services are provided through Techwest Management Ltd. include Owen Jones, Grant Sutherland, and the Company's accounting personnel and receptionist. Owen Jones and Grant Sutherland each own one third of the shares of Techwest Management Ltd. Effective May 1, 1998, Mr. Jones and Mr. Sutherland each receive an annual salary of approximately $82,000 per year from Techwest Management Ltd. The cost of Mr. Jones' and Mr. Sutherland's salaries are divided equally between the Company and Sideware Systems Inc.

     From time to time, payments by either the Company or Sideware Systems Ltd. exceed that Company's proportionate share, giving rise to indebtedness as between the Company, Sideware Systems Inc. and Techwest Management Ltd. Accordingly, those payments are reconciled and adjusted from time to time as required. No interest is charged in respect of indebtedness arising from time to time under the cost sharing agreement. As at July 6, 1999 there is no material indebtedness owing to or from the Company by Sideware Systems Inc. in respect of the cost sharing agreement.

     Techwest Management Ltd. passes shared costs (including personnel costs) through to the Company and Sideware Systems Inc. for the same cost paid by Techwest Management Ltd., without any markup. The total amount paid by the Company to Techwest Management Ltd. was $257,902 during the fiscal year ending December 31, 1996, $205,498 during the fiscal year ending December 31, 1997 and approximately $788,000 during the fiscal year ending December 31, 1998.

     The Company entered into a worldwide non-exclusive license agreement dated November 2, 1995 (the "License") with NetMedia Systems Inc. ("NetMedia") under which NetMedia was given the right to use the Company's technology to develop and sell authoring tools for the Internet. NetMedia is a private company whose shareholders and directors include Grant Sutherland and Owen Jones, both directors of the Company. Grant Sutherland owns approximately 30% of the issued and outstanding shares of NetMedia Systems Inc. Owen Jones owns approximately 23% of the issued and outstanding shares of NetMedia Systems Inc.

     Under the terms of the License, NetMedia acquired the right to combine the Company's technology with technology held by NetMedia to create Internet software that will enable users to link CD-ROM based video with any World Wide Web page. NetMedia is responsible for raising the funds necessary to develop and market this product, estimated at approximately $2-3.5 million. The Company has received a $17,011 license payment and is entitled to a 5% royalty on NetMedia's gross revenue exceeding $6.80 million, up to a maximum royalty of $680,000.

     As at the date of this Annual Report NetMedia has not commenced operation, and has not yet taken material steps to raise the funds it will require to commence operation.

     The Company has also joined a technology consortium consisting of Sideware Systems Inc., NetMedia and the Company. Under the terms of the joint venture agreement between consortium members dated November 23, 1995, the technology of the three participants will be combined to create software applications for the Microsoft Corporation's Windows '95 platform. The consortium will carry on business through a private company called Concurrent Adaptive Recognition Research Corp. ("Carr Corp."). Each of the Company, Sideware Systems Inc. and NetMedia Systems Inc. owns one-third of the shares of Carr Corp., subject to adjustment for funds actually provided to Carr Corp. by each participant. In addition, each member of the consortium has the right to use technology developed by Carr Corp. to develop specified products.

     As at the date of this Annual Report Carr Corp. has not commenced operation.

     On May 27, 1998, Grant Sutherland beneficially acquired 780,000 private placement shares in the Company at price of $0.25 per share.

     On September 29, 1998 Grant Sutherland beneficially acquired 300,00 private placement shares in the Company at a price of $0.20 per share.

     Subsequent to the December 31, 1998, directors of the Company have acquired the following private placement shares:

     -    Owen Jones beneficially acquired 1,000,000 shares at a price of $0.15.

     - Grant Sutherland beneficially acquired 1,000,000 shares at a price of $0.15.


INDEX TO EXHIBITS

NUMBER                               EXHIBIT
------                               -------
  3.1    Articles of Incorporation, dated February 27, 1987
  3.2    Articles of Amendment, dated July 14,1998
  3.3    Articles of Amendment, dated June 28, 1990
  3.4    Articles Of Amendment of the Company, dated February 8, 1993
  3.5    Articles of Amendment of the Company, dated April 6, 1993
  3.6    Articles of Amendment of the Company, dated December 6, 1993
  3.7    By-Laws of the Company
  4.1    Specimen Stock Certificate
 10.1    License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
 10.2    Product Development Agreement between the Company and United
         Technologies Microelectronic Systems Inc., dated July 6, 1998.
 10.3    Manufacturing and Sales Agreement between the Company and
         United Technologies Microelectronic Systems Inc., dated July 6,
         1998.
 10.4    Operating Agreement between the Company and Sideware Systems
         Inc., dated November 1, 1995
 10.5    Worldwide Non-Exclusive License Agreement between the Company and NetMedia Systems Inc., dated November 2, 1995.
 10.6    Joint Venture Agreement by and among the Company, Sideware
         Systems Inc., and NetMedia Systems Inc., dated November 23,
         1995.
 10.6    Assignment of Lease and Modification of Lease Agreement dated
         August 17, 1998 between HOOPP Realty Inc., Techwest Management
         Inc., Sideware Systems Inc., and BrainTech, Inc.
 11.1    Computation of net loss per share
 21.1    Subsidiaries of the Registrant
 27.1    Financial Data Schedule for the Fiscal Year Ended December 31, 1997
 27.2    Financial Data Schedule for the Fiscal Year Ended December 31, 1998

All of the above Exhibits with the exception of Exhibit 11.1, Exhibit 27.1, and Exhibit 27.2 are already on file as a result of the Company filing a Form 10-SB.

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 6, 1999                BrainTech, Inc.


"Owen L.J. Jones"                  "W. Grant Sutherland"
-------------------                ----------------------------------
Owen L.J. Jones                    W. Grant Sutherland
Director                           Director
President and Chief                Chairman of the Board of Directors
Executive Officer                  Chief Financial Officer

                         Consolidated Financial Statements of


                         BRAINTECH, INC.
                         (Expressed in U.S. Dollars)


                         Years ended December 31, 1998, 1997 and 1996

[LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Braintech, Inc.

We have audited the consolidated balance sheets of Braintech, Inc. and subsidiary, a development stage enterprise, as at December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three year period ended December 31, 1998 and for the period from inception on January 3, 1994 to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. and subsidiary, a development stage enterprise, as at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 and for the period from inception on January 4, 1994 to December 31, 1998, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada

April 15, 1999, except as to note 12 which is as of June 30, 1999

BRAINTECH, INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31, 1998 and 1997

---------------------------------------------------------------------------------------
                                                                   1998            1997
---------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                 $    22,479     $   142,688
  Accounts receivable                                            22,433          21,462
  Marketable securities (note 4)                                      -           3,600
  Prepaid expenses                                               12,344           1,708
---------------------------------------------------------------------------------------
                                                                 57,256         169,458

Due from directors and officers (note 5(a))                      10,130          10,130

Capital assets (note 6)                                          75,237          13,272
---------------------------------------------------------------------------------------
                                                            $   142,623     $   192,860
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                  $    84,001     $    20,500
  Due to related companies (note 5(b))                          442,860         211,442
---------------------------------------------------------------------------------------
                                                                526,861         231,942

Amounts in dispute (note 9(b))                                  606,000         606,000
---------------------------------------------------------------------------------------
                                                              1,132,861         837,942

Stockholders' deficit:
  Common stock (note 7):
    Authorized: 50,000,000 shares, with $0.001 par value
      Issued: 30,371,333 shares (1997 - 26,583,333)              30,371          26,583
    Additional paid-in capital (note 7)                       4,793,760       3,032,148
    Accumulated deficit                                         (58,800)        (58,800)
    Deficit accumulated during the development stage         (5,755,569)     (3,645,013)
---------------------------------------------------------------------------------------
                                                               (990,238)       (645,082)

Future operations (note 2)
Contingencies (note 9)
Commitments (note 10)
Subsequent events (notes 9 and 12)
---------------------------------------------------------------------------------------
                                                            $   142,623     $   192,860
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

                                              Period from
                                             inception on
                                          January 3, 1994               Years ended December 31,
                                          to December 31,     -------------------------------------------
                                                     1998            1998            1997            1996
---------------------------------------------------------------------------------------------------------
Sales                                         $    57,510     $    57,510     $         -     $         -
Cost of sales                                      30,005          30,005               -               -
---------------------------------------------------------------------------------------------------------
Gross margin                                       27,505          27,505               -               -

Expenses:
  Research and development                      1,139,560         321,378         148,527         260,384
  Consulting and contractors                      736,561          24,785          17,770         204,114
  Salaries and benefits (note 11)               1,849,936       1,226,230         415,014         134,208
  Selling, general and administrative           1,902,261         560,180         348,731         314,839
  Non-operating expenses:
    Loss on disposal of capital assets             20,136           1,888               -               -
    Write-down of investments                     100,000           3,600               -          46,400
    Write-down of intangible assets                17,189               -               -               -
    Write-down of organization costs               17,431               -               -               -
---------------------------------------------------------------------------------------------------------
                                                5,783,074       2,138,061         930,042         959,945
---------------------------------------------------------------------------------------------------------
Net loss                                      $(5,755,569)    $(2,110,556)    $  (930,042)    $  (959,945)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Loss per share information:
  Basic                                       $     (0.26)    $     (0.07)    $     (0.04)    $     (0.05)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding                           21,813,674      28,620,884      25,464,978      20,354,525
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------
                                                                                                  Deficit
                                                                                              accumulated
                                                                Additional                     during the
                                                      Common       paid-in    Accumulated     development
                                           Shares      stock       capital        deficit           stage
---------------------------------------------------------------------------------------------------------
Balance, January 3, 1994               17,400,000    $17,400    $1,039,271    $   (58,800)    $         -

Loss for the period                             -          -             -              -      (1,006,716)
---------------------------------------------------------------------------------------------------------

Balance, December 31, 1994              17,400,00     17,400     1,039,271        (58,800)     (1,006,716)

Loss for the period                             -          -             -              -        (748,310)
---------------------------------------------------------------------------------------------------------

Balance, December 31, 1995             17,400,000     17,400     1,039,271        (58,800)     (1,755,026)

Common stock transactions
  (net of issue costs):
  Issued for cash at $.1895 per share     950,000        950       173,440              -               -
  Issued for cash at $.25 per share       733,333        733       183,167              -               -
  Issued for cash at $.20 per share     3,000,000      3,000       592,500              -               -
  Shares issued for services
    rendered                            1,200,000      1,200       238,800              -               -
Loss for the period                             -          -             -              -        (959,945)
---------------------------------------------------------------------------------------------------------

Balance, December 31, 1996             23,283,333     23,283     2,227,178        (58,800)     (2,714,971)

Common stock transactions
  (net of issue costs):
  Issued for cash at $.20 per share     2,000,000      2,000       396,991              -               -
  Issued for cash at $.15 per share     1,000,000      1,000       148,279              -               -
  Shares issued for services rendered     300,000        300        59,700              -               -
Compensatory benefit of employee
  stock options                                 -          -       200,000              -               -
Loss for the period                             -          -             -              -        (930,042)
---------------------------------------------------------------------------------------------------------

Balance, December 31, 1997             26,583,333     26,583     3,032,148        (58,800)     (3,645,013)

Common stock transactions
  (net of issue costs):
  Issued for cash at $.25 per share     1,600,000      1,600       398,400              -               -
  Issued for cash at $.20 per share     2,188,000      2,188       435,412              -               -
Compensatory benefit of employee
  stock options                                 -          -       927,800              -               -
Loss for the period                             -          -             -              -      (2,110,556)
---------------------------------------------------------------------------------------------------------

Balance, December 31, 1998             30,371,333    $30,371    $4,793,760    $   (58,800)    $(5,755,569)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

                                                      Period from
                                                     inception on
                                                  January 3, 1994             Years ended December 31,
                                                  to December 31,     -----------------------------------------
                                                             1998            1998            1997          1996
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the period                                 $(5,755,569)    $(2,110,556)    $  (930,042)    $(959,945)
  Items not involving cash:
    Amortization                                           37,455          24,135          10,287             -
    Bad debt                                               75,108               -               -             -
    Write-down of investments                             100,000           3,600               -        46,400
    Write-down of intangible assets                        17,189               -               -             -
    Write-down of organization costs                       17,431               -               -             -
    Loss on disposal of capital assets                     20,136           1,888               -             -
    Shares issued for services rendered                   300,000               -          60,000       240,000
    Compensatory benefit of employee
      stock options                                     1,127,800         927,800         200,000             -
  Change in operating assets and liabilities:
      Accounts receivable                                 (22,433)           (971)        (21,462)            -
      Prepaid expenses                                    (12,344)        (10,636)         (1,708)            -
      Accounts payable and accrued liabilities             58,823          45,197         (36,942)     (177,718)
---------------------------------------------------------------------------------------------------------------

  Net cash used for operating activities               (4,036,404)     (1,119,543)       (719,867)     (851,263)

Cash flows from investing activities:
  Purchase of marketable securities                      (100,000)              -               -             -
  Purchase of capital assets                             (131,769)        (87,988)        (23,559)            -
  Proceeds from notes receivable                         (130,181)              -               -             -
  Proceeds from disposal of real estate                   306,752               -               -             -
---------------------------------------------------------------------------------------------------------------

  Net cash provided by (used for) investing
    activities                                            (55,198)        (87,988)        (23,559)            -

Cash flows from financing activities:
  Notes receivable                                         55,073               -               -        55,073
  Borrowings from directors and officers                   (2,826)         18,304         (39,881)            -
  Due to (from) related companies                         442,860         231,418         267,882       (58,144)
  Mortgages payable                                      (207,739)              -               -             -
  Common shares issued for cash                         3,582,601         837,600         548,270       953,790
---------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities             3,869,969       1,087,322         776,271       950,719
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         (221,633)       (120,209)         32,845        99,456

Cash and cash equivalents, beginning of period            244,112         142,688         109,843        10,387
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period              $    22,479     $    22,479     $   142,688     $ 109,843
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Supplemental information:
  Interest paid                                       $     2,902     $     2,155     $       747     $       -
  Taxes paid                                          $         -     $         -     $         -     $       -
Non-cash financing activities:
  Shares issued for services rendered                 $   300,000     $         -     $    60,000     $ 240,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

1.   ORGANIZATION:

     Braintech, Inc. (the "Company") was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company sold 1,500,000 shares to the public on May 11, 1987, pursuant to Rule 504 of the Security Act of 1933, as amended. The Company initially was in the business of real estate development. On January 3, 1994 the Company changed its name to Braintech Inc. and began operations as a high tech development company, developing advanced video recognition software. All sales of its product and services are made in this industry segment.


2.   FUTURE OPERATIONS:

     During the year ended December 31, 1998, the Company incurred a loss of $2,110,556 and used cash for operating activities of $1,119,543. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $5,755,569 and used cash for operating activities of $4,036,404.

     These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon continued support by shareholders, the achievement of profitable operations and the successful completion of management's plan to obtain additional equity financing, although there can be no assurances that the Company will be successful. As described in note 12, subsequent to December 31, 1998 the Company issued common shares for net proceeds of $1,083,750. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Basis of presentation:

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and present the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary Brainware Systems Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material intercompany balances and transactions have been eliminated.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a)  Basis of presentation (continued):

          Through December 31, 1997, the consolidated financial statements of the Company issued to shareholders were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. In addition, to December 31, 1998, for United States accounting and reporting purposes the Company was considered to be in development stage as it was devoting substantial efforts to developing its business operations.

     (b)  Cash and cash equivalents:

          Cash and cash equivalents include highly liquid investments, such as term deposits, having original maturities of three months or less at the date of acquisition, that are readily convertible to contracted amounts of cash.

     (c)  Research and development costs:

          Research and development costs are expensed as incurred.

     (d)  Revenue recognition:

          The Company recognizes revenue when title has passed to the customer, the collectibility of the consideration is reasonably assured and the Company has no significant remaining performance obligations. An allowance for estimated future returns is recorded at the time revenue is recognized.

     (e)  Marketable securities:

          Marketable securities are comprised of equity securities available for sale and are stated at market value. Decreases in market value that are considered to be other than temporary are charged to operations.

     (f)  Capital assets:

          Capital assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

          ---------------------------------------------------------------------
          Asset                                      Basis                 Rate
          ---------------------------------------------------------------------
          Furniture and fixtures         declining-balance                  20%
          Computer equipment             declining-balance                  30%
          Trade show assets              declining balance                  20%
          Computer software                  straight-line                  50%
          Leasehold improvements             straight-line           lease term
          ---------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from these estimates.

     (h)  Foreign currency:

          Transactions denominated in foreign currencies are translated in U.S. dollars at the rate prevailing at the time of the transactions.

          At the balance sheet date, monetary assets and liabilities denominated in a foreign currency are translated at the current rate of exchange. Exchange gains and losses arising on translation or settlement of foreign currency denominated monetary items are included in the determination of net income for the current period.

     (i)  Stock-based compensation:

          The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     (j)  Income taxes:

          The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Concentration of credit risk:

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents.

          The Company maintains cash equivalents with various financial institutions located in Canada and the United States. The Company's policy is to limit the exposure at any one financial institution and to invest solely in highly liquid investments that are readily convertible to contracted amounts of cash.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (l)  Loss per share:

          Loss per share is calculated based on the weighted average number of shares outstanding.

          Fully diluted loss per share has not been presented as outstanding options are anti-dilutive.

     (m)  Comprehensive income:

          Net income for the Company is the same as comprehensive income.


4.   MARKETABLE SECURITIES:

     --------------------------------------------------------------------------
                                                                1998       1997
     --------------------------------------------------------------------------
     1,600 shares of Beverage Store Inc. of Trans Pacific
         Group Inc., at market                                  $  -     $3,600
     --------------------------------------------------------------------------

     The Company has recorded losses in 1996, 1997 and 1998 of $46,400, $nil and $3,600 respectively, for permanent decreases in value.


5.   RELATED PARTY BALANCES AND TRANSACTIONS:

     (a)  Due from directors and officers:

          The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

     (b)  Due to related companies:

          The amounts due to related companies under common control results from intercompany expense allocations and cash advances.

     (c)  Transactions with directors and officers:

          During the year, the Company was charged $129,538 (1997 - $nil; 1996 - $138,705) for management and consulting services provided by directors and officers.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

6.   CAPITAL ASSETS:

     --------------------------------------------------------------------------
                                                                   December 31,
                                                                           1998
     --------------------------------------------------------------------------
                                                  Accumulated          Net book
                                      Cost       amortization             value
     --------------------------------------------------------------------------
     Furniture and fixtures       $ 16,419            $ 1,790           $14,629
     Computer equipment             47,046              8,612            38,434
     Trade show assets               8,446                845             7,601
     Computer software              23,740             21,648             2,092
     Leasehold improvements         14,008              1,527            12,481
     --------------------------------------------------------------------------
                                  $109,659            $34,422           $75,237
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
                                                                   December 31,
                                                                           1997
     --------------------------------------------------------------------------
                                                  Accumulated          Net book
                                      Cost       amortization             value
     --------------------------------------------------------------------------
     Computer equipment           $  4,032            $ 1,961           $ 2,071
     Computer software              19,527              8,326            11,201
     --------------------------------------------------------------------------
                                  $ 23,559            $10,287           $13,272
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------


7.   COMMON STOCK:

     (a)  Of the shares outstanding at December 31, 1998, 5,280,000 shares (1997
          - 6,830,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 7(b). The Company believes that any hold periods relating to the remaining 3,780,000 shares have expired but the shareholders have not applied to remove the restrictive designation.

     (b) 5,500,000 shares were issued for technology in 1993 and recorded at par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology has not been completed.

     (c) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (d)  Stock options:

          The Company has reserved 7,500,000 common shares pursuant to a stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

     7.   COMMON STOCK (CONTINUED):

     (d) Stock options (continued):

          Stock option activity during the year ended December 31, 1998 is as follows:

        ------------------------------------------------------------------------------------------------------------
                             Weighted
                              average     Weighted    Outstanding                                        Outstanding
         Expiry              exercise      average   December 31,                           Forfeited   December 31,
         dates                  price   fair value           1997     Granted   Exercised    /expired           1998
        ------------------------------------------------------------------------------------------------------------
         November 28, 2002      $0.20      $0.19        5,000,000        -        803,000     100,000     4,097,000
         November 28, 2002      $0.20      $0.76             -      1,420,000     110,000     100,000     1,210,000
         November 28, 2002      $0.20      $0.77             -        150,000      25,000        -          125,000
        ------------------------------------------------------------------------------------------------------------
                                                        5,000,000   1,570,000     938,000     200,000     5,432,000
        ------------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------------

          The weighted average fair value of options was calculated using the Black-Scholes option pricing formula.

          The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123") but has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount on optionee must pay to acquire stock. Included in expenses for 1998 is $927,800 representing a compensatory benefit (1997 - $200,000; 1996 - $nil).

          Had compensation cost been determined based on fair value at the grant dates of the stock options and charged to earnings consistent with the measurement provision of FAS 123, the impact would be as follows:

          ----------------------------------------------------------------------------------------------------------
                                                     Period from
                                                    inception on
                                                      January 3,
                                                            1994                  Years ended December 31,
                                                 to December 31,       ---------------------------------------------
                                                            1998              1998              1997            1996
          ----------------------------------------------------------------------------------------------------------
          Loss for the year, as reported             $(5,755,569)      $(2,110,556)      $  (930,042)      $(959,945)
          Estimated fair value of option grants       (2,185,223)       (1,201,483)         (983,740)              -
          Less compensatory benefit included
            in salaries and benefits                   1,127,800           927,800           200,000               -
          ----------------------------------------------------------------------------------------------------------
          Pro forma loss                             $(6,812,992)      $(2,384,239)      $(1,713,782)      $(959,945)
          ----------------------------------------------------------------------------------------------------------
          ----------------------------------------------------------------------------------------------------------
          Loss per share                             $     (0.31)      $     (0.08)      $     (0.07)      $   (0.05)
          ----------------------------------------------------------------------------------------------------------
          ----------------------------------------------------------------------------------------------------------

          The fair value of option grants has been estimated using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield - 0% (1997 - 0%), risk-free interest rate - 6.0% (1997
          - 5.6%); expected option life - 5 years (1997 - 5 years); expected volatility - 156% (1997 - 108%).

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

8.   INCOME TAXES:

     To December 31, 1996, the Company has incurred losses for income tax purposes in Canada and the United States of approximately $25,000, which are available to reduce income for tax purposes through the year 2000.

     The unrecorded benefit of these loss carry forwards is approximately $12,500. Under the provisions of the Statement 109, the effect of this benefit has been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits.


9.   CONTINGENCIES:

     The Company is engaged in the following legal disputes:

     (a) On February 1, 1999 a former employee of the Company commenced legal proceedings against the Company claiming approximately $100,000 in damages for alleged breach of a stock option agreement and approximately $7,500 alleged to be owing pursuant to a consulting agreement. The Company has filed a defence and counterclaim alleging breach of fiduciary duty and negligence. While the ultimate outcome is uncertain, management of the Company believes it will be successful in defending this action and accordingly no amount has been provided in these financial statements.

     (b) On March 16, 1999 three corporations commenced legal proceeding against the Company and certain of its present and former directors are claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. The plaintiffs have not sought recovery of any shares of the Company. The Company has filed a defence and counterclaim alleging that the plaintiffs and a former promoter of the Company caused share certificates of the defendant to be issued to the plaintiffs improperly, and caused funds of the Company to be used for unauthorized and improper purposes. The Company has recorded the full amount of the $606,000 contingent claim.


10.  COMMITMENTS:

     The Company has the following minimum lease payments under operating leases for its premises:

                  1999                                 $194,000
                  2000                                  198,000
                  2001                                  202,000
                  2002                                  206,000
                  2003                                  139,000
                  ---------------------------------------------
                                                       $939,000
                  ---------------------------------------------
                  ---------------------------------------------

     Fifty percent of these amounts are recoverable pursuant to an agreement with a company with certain common shareholders and directors of the Company.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------

11.  SALARIES AND BENEFITS:

     Salaries and benefits are comprised of the following:

     -----------------------------------------------------------------------------------------
                                               Period from
                                              inception on
                                                January 3,
                                                   1994 to        Years ended December 31,
                                              December 31,    --------------------------------
                                                      1998          1998       1997       1996
     -----------------------------------------------------------------------------------------
     Payments and accrued liabilities           $  722,136    $  298,430   $215,014   $134,208
     Compensatory benefit of employee
       stock options                             1,127,800       927,800    200,000          -
     -----------------------------------------------------------------------------------------
                                                $1,849,936    $1,226,230   $415,014   $134,208
     -----------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------

12.  SUBSEQUENT EVENTS:

     On March 26, 1999, the Board of Directors resolved to sell 7,000,000 shares of common stock at $0.15 per share, for aggregate proceeds of $1,050,000 less estimated share issuance costs of $26,250 for net proceeds of $1,083,750. At June 30, 1999 all proceeds have been received.