Form 10QSB
period 1999-03-31
BRAINTECH INC/BC
filed 1999-07-23
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period ended March 31, 1999

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________________


                                 BRAINTECH, INC.
                     ---------------------------------------
              (Exact name of Registrant as specified in its charter)

     Nevada       .                        .             98-0168932   .
-----------------------      ---------------------    --------------------
(State or jurisdiction       (Commission File             (IRS Employer
   of incorporation)             Number)                Identification No.)

          930 West 1st St. #102, North Vancouver, B.C., Canada, V7P 3N4
---------------------------------------------------------------------------
                    (Address of Principal Executive offices)


Issuer's Telephone Number: (604) 988-6440
                           --------------



          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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


         Yes  / X /                                    No  /  /


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,771,333 Common shares, par value $0.001, as at July 22, 1999.


Transitional Small Business Disclosure Format (check one):

         Yes  /   /                                    No  / X  /


                           Index to Exhibits on Page 7

                                 BrainTech, Inc.
                                   Form 10-QSB
                                TABLE OF CONTENTS

                                                                      Page

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.......................................1

Item 2.     Management's Discussion and
            Analysis or Plan of Operation..............................1

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................5

Item 2.     Changes in Securities and Use of Proceeds..................7

Item 3.     Defaults upon Senior Securities............................7

Item 4.     Submission of Matters to a Vote of
            Securities Holders.........................................7

Item 5.     Other Matters..............................................7

Item 6.     Exhibits and Reports on Form 8-K...........................7

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Each of the following items are contained in the Company's Consolidated Financial Statements and are set forth herein.

       (i)      Consolidated Balance Sheets as of March 31, 1998 and 1999;

       (iii) Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1999;

       (iv) Statements of Stockholders' Deficit for the period beginning January 3, 1994 and ending ended March 31, 1999;

       (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1999; and

       (vi)     Notes to Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

         The Company was incorporated in 1987. Since the first quarter of 1994, the Company has been engaged in the development of products to be used in creating visual recognition systems, and in designing visual recognition systems.

         As of March 31, 1999 the Company had incurred an aggregate deficit of approximately $6,112,494 during the development stage. The Company expects to continue to incur significant additional operating losses over the foreseeable future as its product development, research and development, and marketing efforts continue to expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

RESULTS OF OPERATIONS

         The Company believes that its limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that its operating results should not be relied upon as an indication of future performance.

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1998

         During the three month period ended March 31, 1999, the Company did not receive any operating revenue. During the three month period ending March 31, 1998, the Company recorded revenue from operations totalling $31,005. This amount consisted of $30,000 invoiced during the quarter to Cordis, a Johnson & Johnson company, for a feasibility study in respect of a shunt inspection system, and $1,005 representing one half of the amount charged to NGI Technology Inc. for the purchase of a BrainTron processor.

         Cost of sales for the three month period ended March 31, 1998 were $16,200. This figure is an estimate, based on a pro rata portion of the total cost of sales of $30,005 recorded for the fiscal year ended December 31, 1998. The Company recorded no cost of sales for the three month period ended March 31, 1999.

         Research and development expenses for the three month period ended December 31, 1999 were $123,492, compared with $5,052 for the three month period ended December 31, 1998. Research and development expenses (which are reported net of government grants) were reduced during the period ended March 31, 1998 by grant funds totalling approximately $38,000 from the National Research Council of Canada. Those funds were used for the development of the Odysee Development Studio, the Company's principal project. Salaries allocated to research and development increased from approximately $32,000 for the three month period ended March 31, 1998 to approximately $97,000 (inclusive of bonus payments totalling $24,000) for the three month period ended March 31, 1999. In addition, research and development expenses for the three month period ended March 31, 1999 included approximately $20,000 in payments to North Shore Circuit Design of Austin, Texas for work performed on the IMPAC Accelerator board. There was no similar payment during the three month period ended March 31, 1998.

         Consulting and contractor expenses decreased to $4,045 for the three month period ended December 31, 1999 from $10,231 for the three month period ended December 31, 1998. The magnitude of the decrease is not material.

         Salaries and benefits expenses increased to approximately $58,721 for the three month period ended March 31, 1999 from approximately $43,870 for the three month period ended March 31, 1998. The principal reason for the increase was additional personnel employed by the Company.

         General, selling, and administrative expenses increased to approximately $170,667 for three month period ended March 31, 1999 from approximately $114,778 for the three month period ended March 31, 1998. Several factors contributed to the increase. The Company's recorded foreign exchange expense increased from approximately $28,600 to approximately $46,600. The Company's foreign exchange expense results principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. Accounting costs increased from approximately $2,700 to approximately $10,400, principally as a result of costs incurred in resolving accounting issues relating to the Company's incentive stock options and costs incurred in connection with the Company becoming a reporting issuer pursuant to the Securities Exchange Act of 1934. Rent expenses increased from approximately $11,300 to approximately $21,400, principally as a result of increased lease space occupied by the Company beginning September, 1998. Travel and Promotion expenses increased from approximately $28,500 to approximately $35,100.

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

         The Company currently employs 6 full time and 11 part time officers or employees. The Company's current monthly salary costs are approximately $45,000.

         For the three month period ended March 31, 1999 the Company's average monthly cash expenses, inclusive of salary costs, were approximately $130,000.

         As at the end of July, 1999, the Company will have utilized substantially all of its available cash. By Press Release dated July 6, 1999 the Company announced a private placement of 5,000,000 shares at a price of $0.20 per share, which will be offered pursuant to Rule 506 of Regulation D to the Securities Exchange Act of 1933. The Company is in the process of identifying potential investors. Based on the Company's success in raising private placement financing in the past, the Company expects that it will be able to complete the proposed financing.

         The financing described above, if completed, will provide the Company with sufficient capital resources to pay ongoing operating expenses at their present level for the balance of the current fiscal year, and part of the first quarter of Company's next fiscal year. While the Company is in the process of completing the financing, it expects that it will have to borrow funds on an interim basis. If the Company is not able to complete the financing, it will be forced to seek alternate sources of financing. If the Company is unable to generate sufficient funds to pursue all of the projects identified above, the Company's first priority will be the marketing and development of the Odysee Development Studio. The Company does not presently plan to incur significant capital expenses or to increase its salary or other operating costs significantly during the balance of the current fiscal year. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from the sales of its products or services.

         The Company has not at any time been able to generate sufficient revenue from sales of its products or services to sustain ongoing operations, and does not have an established record of sales or established distribution channels for its products or services. In order for the Company to continue as a going concern, the Company will have to begin generating significant sales revenue.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         The Company is party to the following material legal proceedings.

         1. JMF Management Inc. et al v. BrainTech, Inc. et al,
            British Columbia Supreme Court Action No. C990550
            -------------------------------------------------

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

         2. Cactus Consultants Co. Ltd. v. BrainTech, Inc. et al,
            British Columbia Supreme Court Action No. C991377
            --------------------------------------------------

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

         3. BrainTech, Inc. v. John Kostiuk, District Court of Harris County Action 96-55978; British Columbia Supreme Court Action C972736;
         British Columbia Court of Appeal Action CA024459
         -----------------------------------------------------------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER MATTERS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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

      11.1     Computation of net loss per share

      21.1     Subsidiaries of the Registrant

      27.1     Summary Financial Data for the three month period ended March
               31, 1999.

All of the above Exhibits with the exception of Exhibits 11.1 and 27.1 are already on file as a result of the Company filing a Form 10-SB.

The Company did not file any reports on Form 8-K during the period covered by this Quarterly Report.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 22, 1999          BrainTech, Inc.


                              /s/ Grant Sutherland
                              -------------------------
                              W. Grant Sutherland
                              Director
                              Chairman of the Board of Directors
                              Chief Financial Officer

                          Consolidated Financial Statements of


                          BRAINTECH,  INC.

                          (Expressed in U.S. Dollars)

                          (Unaudited - prepared by management)

                          Three months ended March 31, 1999 and 1998

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)
March 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $          621       $         -
     Accounts receivable                                                           25,190               37,019
     Share subscriptions receivable                                               285,000              300,000
     Marketable securities (note 4)                                                  -                   3,600
     Prepaid expenses                                                              19,274                3,186
     --------------------------------------------------------------------------------------------------------------

                                                                                  330,085              343,805
Due from directors and officers (note 5(a))                                        10,130               10,130
Capital assets (note 6)                                                            86,315               12,758
-------------------------------------------------------------------------------------------------------------------
                                                                           $      426,530       $      366,693
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness                                                     $         -          $       11,416
     Accounts payable and accrued liabilities                                      60,459               11,926
     Due to related companies (note 5(b))                                         447,234              241,559
     --------------------------------------------------------------------------------------------------------------

                                                                                  507,693              264,901

Amounts in dispute (note 9(b))                                                    606,000              606,000
-------------------------------------------------------------------------------------------------------------------
                                                                                1,113,693              870,901
Stockholders' deficit:
     Common stock (note 7):
       Authorized:  50,000,000 shares, with $0.001 par value
       Issued 34,771,333 shares (1998 - 27,783,333)                                34,771               27,783
     Additional paid-in capital (note 7)                                        5,449,360            3,330,948
     Accumulated deficit                                                          (58,800)             (58,800)
     Deficit accumulated during the development stage                          (6,112,494)          (3,804,139)
     --------------------------------------------------------------------------------------------------------------

                                                                                 (687,163)            (504,208)
Future operations (note 2)
Contingencies (note 9)
Commitments (note 10)
Subsequent events (note 12)
-------------------------------------------------------------------------------------------------------------------
                                                                           $      426,530       $      366,693
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)
--------------------------------------------------------------------------------------------------------------------------
                                                   Period from
                                                   inception on
                                                January 3, 1994                             Three months ended March 31,
                                                    to March 31,                      ------------------------------------
                                                           1999                                 1999               1998
---------------------------------------------------------------------------------------------------------------------------
Sales                                            $       57,510                        $        -         $      31,005
Cost of sales                                            30,005                                 -                16,200
---------------------------------------------------------------------------------------------------------------------------

Gross margin                                             27,505                                 -                14,805
---------------------------------------------------------------------------------------------------------------------------

Expenses:
     Research and development                         1,263,052                              123,492              5,052
     Consulting and contractors                         740,606                                4,045             10,231
     Salaries and benefits (note 11)                  1,908,657                               58,721             43,870
     Selling, general and administrative              2,072,928                              170,667            114,778
     Non-operating expenses:
        Loss on disposal of capital assets               20,136                                 -                  -
        Write-down of marketable securities             100,000                                 -                  -
        Write-down of intangible assets                  17,189                                 -                  -
        Write-down of organization costs                 17,431                                 -                  -
---------------------------------------------------------------------------------------------------------------------------
                                                     (6,139,999)                            (356,925)           (173,931)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                         $   (6,112,494)                       $    (356,925)       $   (159,126)
---------------------------------------------------------------------------------------------------------------------------
Loss per share information:
        Basic                                         $   (0.27)                            $  (0.01)          $   (0.01)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                Deficit
                                                                                                            accumulated
                                                                           Additional                        during the
                                                               Common         paid-in       Accumulated     development
                                                  Shares        stock         capital           deficit           stage
---------------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1994                      17,400,000   $   17,400   $   1,039,271   $       (58,800)    $         -
Loss for the period                                 -            -               -               -           (1,006,716)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                    17,400,000       17,400       1,039,271           (58,800)     (1,006,716)
Loss for the period                                 -            -               -               -             (748,310)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                    17,400,000       17,400       1,039,271           (58,800)     (1,755,026)

Common stock transactions
   (net of issue costs):
     Issued for cash at $.1895 per share         950,000          950         173,440            -                 -
     Issued for cash at $.25 per share           733,333          733         183,167            -                 -
     Issued for cash at $.20 per share         3,000,000        3,000         592,500            -                 -
     Shares issued for services rendered       1,200,000        1,200         238,800            -                 -
Loss for the period                                 -            -               -               -             (959,945)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    23,283,333       23,283       2,227,178           (58,800)     (2,714,971)

Common stock transactions
    (net of issue costs):
     Issued for cash at $.20 per share         2,000,000        2,000         396,991            -                 -
     Issued for cash at $.15 per share         1,000,000        1,000         148,279            -                 -
     Shares issued for services rendered         300,000          300          59,700            -                 -
Compensatory benefit of employee
   stock options                                    -            -            200,000            -                 -
Loss for the period                                 -            -               -               -             (930,042)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                    26,583,333       26,583       3,032,148           (58,800)     (3,645,013)

Common stock transactions
    (net of issue costs):
     Issued for cash at $.25 per share         1,600,000        1,600         398,400            -                 -
     Issued for cash at $.20 per share         2,188,000        2,188         435,412            -                 -
     Compensatory benefit of employee
       stock options                                -            -            927,800            -                 -
Loss for the period                                 -            -              -                -           (2,110,556)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                    30,371,333       30,371       4,793,760         (58,800)       (5,755,569)

Common stock transactions
    (net of issue costs):
     Issued for cash at $0.15 per share        4,400,000        4,400         655,600            -                 -
Loss for the period                                 -            -              -                -             (356,925)
---------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                       34,771,333      $34,771      $5,449,360        $(58,800)      $(6,112,494)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                            Period from
                                                           inception on
                                                        January 3, 1994                      Three months ended March 31,
                                                            to March 31,                     ------------------------------
                                                                   1999                            1999            1998
---------------------------------------------------------------------------------------------------------------------------
                                                                (note 1)
Cash flows from operating activities:
     Loss for the period                                $    (6,112,494)                  $    (356,925)   $   (159,126)
     Items not involving cash:
         Amortization                                            42,675                           5,220           3,092
         Bad debt                                                75,108                            -               -
         Write-down of marketable securities                    100,000                            -               -
         Write-down of intangible assets                         17,189                            -               -
         Write-down of organization costs                        17,431                            -               -
         Loss on disposal of capital assets                      20,136                            -               -
         Shares issued for services rendered                    300,000                            -               -
         Compensatory benefit of
           employee stock options                             1,127,800                            -               -
     Change in operating assets and liabilities:
         Accounts receivable                                    (25,190)                         (2,757)        (15,557)
         Share subscriptions receivable                        (285,000)                       (285,000)       (300,000)
         Prepaid expenses                                       (19,274)                         (6,930)         (1,478)
         Accounts payable and accrued liabilities                35,281                         (23,542)         (8,574)
---------------------------------------------------------------------------------------------------------------------------

     Net cash used for operating activities                  (4,706,338)                       (669,934)       (481,643)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of marketable securities                         (100,000)                           -               -
     Purchase of capital assets                                (148,067)                        (16,298)         (2,578)
     Proceeds from notes receivable                            (130,181)                           -               -
     Proceeds from disposal of real estate                      306,752                            -               -
---------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) investing activities       (71,496)                        (16,298)         (2,578)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Notes receivable                                            55,073                            -               -
     Borrowings from directors and officers                      (2,826)                           -               -
     Due to (from) related companies                            447,234                           4,374          30,117
     Mortgages payable                                         (207,739)                           -               -
     Common shares issued for cash                            4,242,601                         660,000         300,000
---------------------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                4,534,343                         664,374         330,117
---------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents               (243,491)                        (21,858)       (154,104)

Cash and cash equivalents, beginning of period                  244,112                          22,479         142,688
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $           621                   $         621    $    (11,416)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Supplemental information:
     Interest paid                                      $         2,902                   $        -       $       -
     Taxes paid                                         $          -                      $        -       $       -
Non-cash financing activities:
     Shares issued  for services rendered               $       300,000                   $        -       $       -
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
-------------------------------------------------------------------------------


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

2.   FUTURE OPERATIONS:

     During the three months ended March 31, 1999, the Company incurred a loss of $356,925 and used cash for operating activities of $384,934. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $6,112,494 and used cash for operating activities of $4,421,338.

     These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon continued support by shareholders, the achievement of profitable operations and the successful completion of management's plan to obtain additional equity financing, although there can be no assurances that the Company will be successful. As described in note 12, subsequent to March 31, 1999 the Company issued common shares for net proceeds of $363,750. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.



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

         Through December 31, 1997, the consolidated financial statements of the Company issued to shareholders were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. In addition, to March 31, 1999, for United States accounting and reporting purposes the Company was considered to be in the development stage as it was devoting substantial efforts to developing its business operations.

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     (f) Capital assets:

         Capital assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
         Asset                                                                      Basis                 Rate
-------------------------------------------------------------------------------------------------------------------
         Furniture and fixtures                                         declining-balance                 20%
         Computer equipment                                             declining-balance                 30%
         Trade show assets                                              declining-balance                 20%
         Computer software                                                  straight-line                 50%
         Leasehold improvements                                             straight-line          lease term
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     (g) Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual amounts may differ from these estimates.

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES:

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                March 31,            March 31,
                                                                                     1999                 1998
-------------------------------------------------------------------------------------------------------------------
     1,600 shares of Beverage Stores Inc., at market                            $    -             $     3,600
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

     The Company has recorded losses in prior years for permanent decreases in value

5. RELATED PARTY BALANCES AND TRANSACTIONS:

     (a) Due from directors and officers:

         The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

     (b) Due to related companies:

         The amount due to related companies under common control results from inter-company expense allocations and cash advances.

     (c) Transactions with directors and officers:

         During the three month period ended March 31, 1999, the Company was charged $52,849 (March 31, 1998 - $6,788) for management and consulting services provided by directors and officers.



6.   CAPITAL ASSETS:

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,
                                                                                                          1999
-------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
                                                                   Cost      amortization                value
-------------------------------------------------------------------------------------------------------------------
     Furniture and fixtures                                 $    16,419         $   2,521          $    13,898
     Computer equipment                                          63,202            12,100               51,102
     Trade show assets                                            8,446             1,225                7,221
     Computer software                                           23,882            21,919                1,963
     Leasehold improvements                                      14,008             1,877               12,131
-------------------------------------------------------------------------------------------------------------------

                                                            $   125,957         $  39,642          $    86,315
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 3, 1999 and 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

6.   CAPITAL ASSETS (CONTINUED):

-------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,
                                                                                                          1998
-------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
                                                                   Cost      amortization                value
-------------------------------------------------------------------------------------------------------------------
     Computer equipment                                     $     4,687         $     931          $     3,756
     Computer software                                           21,448            12,447                9,001
-------------------------------------------------------------------------------------------------------------------

                                                            $    26,135         $  13,378          $    12,757
-------------------------------------------------------------------------------------------------------------------

7.   COMMON STOCK:

     (a) Of the shares outstanding at March 31, 1999, 5,280,000 shares (March 31, 1998 - 6,830,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 7(b). The Company believes that any hold periods relating to the remaining 3,780,000 shares have expired but the shareholders have not applied to remove the restrictive designation.

     (b) 5,500,000 shares were issued for technology in 1993 and recorded at par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology had not been completed.

     (c) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (d) Stock options:

         The Company has reserved 7,500,000 common shares pursuant to a stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

         Stock option activity during the three month period ended March 31, 1999 is as follows:

         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------
                             Weighted
                              average     Weighted   Outstanding                                       Outstanding
         Expiry              exercise      average   December 31,                            Forfeited    March 31,
         dates                  price   fair value          1998     Granted     Exercised   /expired         1999
         -----------------------------------------------------------------------------------------------------------
         November 28, 2002       $0.20       $0.19     4,097,000          -            -          -        4,097,000
         November 28,2002        $0.20       $0.76     1,210,000          -            -     35,000        1,175,000
         November 28,2002        $0.20       $0.77       125,000          -            -          -          125,000
         -----------------------------------------------------------------------------------------------------------

                                                       5,432,000         -            -     35,000        5,397,000
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------


         The weighted average fair value of options was calculated using the Black-Scholes option pricing formula.

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


7.   COMMON STOCK (CONTINUED):

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123") but has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount an optionee must pay to acquire the stock. Included in expenses for the three month period ended March 31, 1999 is $Nil representing a compensatory benefit (three months ended March 31, 1998 $Nil)

         Had compensation cost been determined based on fair value at the grant dates of the stock options and charged to earnings consistent with the measurement provision of FAS 123, the impact would be as follows:

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                             Period from
                                                            Inception on
                                                              January 3,
                                                                    1994          Three months ended March 31
                                                            to March 31,     -------------------------------------
                                                                    1999             1999                 1998
-------------------------------------------------------------------------------------------------------------------
         Loss for the period, as reported               $     (6,112,494)  $     (356,925)      $     (159,126)
         Estimated fair value of option grants                (2,185,223)            -                    -
         Less compensatory benefit included in
            salaries and benefits                              1,127,800             -                    -
-------------------------------------------------------------------------------------------------------------------

         Pro forma loss                                 $     (7,169,917)  $     (356,925)      $     (159,126)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

         Loss per share                                 $      (0.28)      $        (0.01)      $         (0.01)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


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

(b) On March 16, 1999 three corporations commenced legal proceedings against the Company and certain of its present and former directors are claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. The plaintiffs have not sought recovery of any shares of the Company. The Company has filed a defence and counterclaim alleging that the plaintiffs and a former promoter of the Company caused share certificates of the defendant to be issued to the plaintiffs improperly, and caused funds of the Company to be used for unauthorized and improper purposes. The Company has recorded the full amount of the $606,000 contingent claim.

10.  COMMITMENTS:

     The Company has the following minimum lease payments under operating leases for its premises:

         Nine month period to December 31, 1999                            $     145,000

         Year ended December 31, 2000                                            198,000

         Year ended December 31, 2001                                            202,000

         Year ended December 31, 2002                                            206,000

         Year ended December 31, 2003                                            139,000
         -------------------------------------------------------------------------------

                                                                           $     890,000
         -------------------------------------------------------------------------------

11.  SALARIES AND BENEFITS:

     Salaries and benefits are comprised of the following:

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                             Period from
                                                            Inception on
                                                              January 3,
                                                                    1994           Three months ended March 31
                                                            to March 31,           ---------------------------
                                                                    1999             1999                 1998
-------------------------------------------------------------------------------------------------------------------
         Payments and accrued liabilities               $        780,857   $       58,721       $       43,870
         Compensatory benefit of employee
         stock options                                         1,127,800             -                    -
-------------------------------------------------------------------------------------------------------------------

                                                        $      1,908,657   $        58,721      $       43,870
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Three months ended March 31, 1999 and 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

12.  SUBSEQUENT EVENTS:

     On June 4, 1999, the Board of Directors resolved to sell 2,600,000 shares of common stock at $0.15 per share, for aggregate proceeds of $390,000 less estimated share issuance costs of $26,250 for net proceeds of $363,750.