Form 10QSB
period 1999-06-30
BRAINTECH INC/BC
filed 1999-08-16
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period ended JUNE 30, 1999


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ________________


                                 BRAINTECH, INC.
             (Exact name of Registrant as specified in its charter)

        NEVADA       .                           .               98-0168932    .
(State or jurisdiction            (Commission File           (IRS Employer
of incorporation)                 Number)                    Identification No.)


          930 WEST 1ST ST. #102, NORTH VANCOUVER, B.C., CANADA, V7P 3N4
                    (Address of Principal Executive offices)


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

         Yes   X                           No
             -----                            -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,771,333 Common shares, par value $0.001, as at August 12, 1999.


Transitional Small Business Disclosure Format (check one):

         Yes                               No   X
             -----                            -----



                           Index to Exhibits on Page 7

                                 BrainTech, Inc.
                                   Form 10-QSB
                                TABLE OF CONTENTS

                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements........................................1

Item 2.   Management's Discussion and
          Analysis or Plan of Operation...............................1

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................5

Item 2.   Changes in Securities and Use of Proceeds...................7

Item 3.   Defaults upon Senior Securities.............................7

Item 4.   Submission of Matters to a Vote of
          Securities Holders..........................................7

Item 5.   Other Matters...............................................7

Item 6.   Exhibits and Reports on Form 8-K............................7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Each of the following items are contained in the Company's Consolidated Financial Statements and are set forth herein.

     (i)   Consolidated Balance Sheets as of June 30, 1998 and 1999;

     (ii) Consolidated Statements of Operations for the six month periods ended June 30, 1998 and 1999;

     (iii) Statements of Stockholders' Deficit for the period beginning January 3, 1994 and ending June 30,1999;

     (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1999; and

     (v)   Notes to Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

     The Company was incorporated in 1987. Since the first quarter of 1994, the Company has been engaged in the development of products to be used in creating visual recognition systems, and in designing visual recognition systems.

     As of June 30, 1999 the Company had incurred an aggregate deficit of approximately $6,446,004 during the development stage. The Company expects to continue to incur significant additional operating losses over the foreseeable future as its product development, research and development, and marketing efforts continue to expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

RESULTS OF OPERATIONS

     The Company believes that its limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that its operating results should not be relied upon as an indication of future performance.

SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTH PERIOD ENDED JUNE 30, 1998

     During the six month period ended June 30, 1999, the Company did not receive any operating revenue. During the six month period ending June 30, 1998, the Company recorded revenue from operations totalling $50,010. This amount consisted of $30,000 charged to Cordis, a Johnson & Johnson company, for a feasibility study in respect of a shunt inspection system, $2,010 charged to NGI Technology Inc. for the purchase of a BrainTron processor, and $18,000 charged to Epson Portland Inc. for a demonstration print quality inspection system.

     Cost of sales for the six month period ended June 30, 1999 were $27,006. This figure is an estimate, based on a pro rata portion of the total cost of sales of $30,005 recorded for the fiscal year ended December 31, 1998. The Company recorded no cost of sales for the six month period ended June 30, 1999.

     Research and development expenses for the six month period ended June 30, 1999 were $259,934, compared with $46,280 for the six month period ended June 30, 1998. Research and development expenses (which are reported net of government grants) were reduced during the period ended June 30, 1998 by grant funds totalling approximately $38,000 from the National Research Council of Canada. Those funds were used for the development of the Odysee Development Studio, the Company's principal project. Salaries allocated to research and development increased from approximately $69,000 for the six month period ended June 30, 1998 to approximately $199,000 (inclusive of bonus payments totalling $40,000) for the six month period ended June 30, 1999. In addition, research and development expenses for the six month period ended June 30, 1999 included approximately $55,000 in payments to North Shore Circuit Design of Austin, Texas for work performed on the

IMPAC Accelerator board. There was no similar payment during the six month period ended June 30, 1998.

     Consulting and contractor expenses decreased to $5,313 for the six month period ended June 30, 1999 from $16,163 for the six month period ended June 30, 1998. The magnitude of the decrease is not material.

     Salaries and benefits, excluding compensation expenses in respect of employee stock options, were consistent for the six month periods ended June 30, 1999 and June 30, 1998, being approximately $130,938 and $131,322 respectively. The compensation expense for employee stock options was nil for the six month period ended June 30, 1999 and approximately $837,800 for the six month period ended June 30, 1998. Inclusive of stock option compensation expenses, salaries and benefits were approximately $130,938 for the six month period ended June 30, 1999 and $969,122 for the six month period ended June 30, 1998.

     General, selling, and administrative expenses increased to approximately $314,250 for six month period ended June 30, 1999 from approximately
$213,408 for the six month period ended June 30, 1998. Several factors contributed to the increase. The Company's recorded foreign exchange expense increased from approximately $23,000 to approximately $46,000. The Company's foreign exchange expense results principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. Accounting costs increased from approximately $3,300 to approximately $16,800, principally as a result of costs incurred in resolving accounting issues relating to the Company's incentive stock options and costs incurred in connection with the Company becoming a reporting issuer pursuant to the Securities Exchange Act of 1934. Rent expenses increased from approximately $23,100 to approximately $50,200, principally as a result of increased lease space occupied by the Company beginning September, 1998. Travel and Promotion expenses remained consistent for the six month periods ended June 30, 1999 and June 30, 1998, being approximately $65,600 and $69,500 respectively.

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

     For the six month period ended June 30, 1999 the Company's average monthly cash expenses, inclusive of salary costs, were approximately $116,000.

     As at the end of July 1999, the Company had utilized substantially all of its available cash. By Press Release dated July 6, 1999 the Company announced a private placement of 5,000,000 shares at a price of $0.20 per share, which will be offered pursuant to Rule 506 of Regulation D to the Securities Exchange Act of 1933. The Company expects to close the private placement on or before August 31, 1999.

     The financing described above will provide the Company with sufficient capital resources to pay ongoing operating expenses at their present level for the balance of the current fiscal year, and part of the first quarter of the Company's next fiscal year. While the Company is in the process of completing the financing, its operations are being financed by funds borrowed on an interim basis. If the Company is unable to generate sufficient funds to pursue all of the projects identified above, the Company's first priority will be the marketing and development of the Odysee Development Studio.

     During the six month period ended June 30, 1999, the Company incurred capital expenditures of approximately $60,000 for computer equipment and software. The Company does not presently plan to incur significant additional capital expenses or to increase its salary or other operating costs significantly during the balance of the current fiscal year. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from the sales of its products or services.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO EXHIBITS

NUMBER                              EXHIBIT
 3.1      Articles of Incorporation, dated February 27, 1987
 3.2      Articles of Amendment, dated July 14, 1998
 3.3      Articles of Amendment, dated June 28, 1990
 3.4      Articles Of Amendment of the Company, dated February 8, 1993
 3.5      Articles of Amendment of the Company, dated April 6, 1993
 3.6      Articles of Amendment of the Company, dated December 6, 1993
 3.7      By-Laws of the Company



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

Dated:    August 12, 1999             BrainTech, Inc.




                                      "W. Grant Sutherland"
                                      -------------------------------
                                      W. Grant Sutherland
                                      Director
                                      Chairman of the Board of Directors
                                      Chief Financial Officer

                          Consolidated Financial Statements of


                          BRAINTECH,  INC.

                          (Expressed in U.S. Dollars)

                          (Unaudited - prepared by management)

                          Six months ended June 30, 1999 and 1998

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)
June 30, 1999 and 1998

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                                                  1999              1998
-------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                             $    91,417       $    26,990
     Accounts receivable                                                        10,852             5,063
     Marketable securities (note 4)                                               -                3,600
     Prepaid expenses                                                           23,018            15,123
     --------------------------------------------------------------------------------------------------------

                                                                               125,287            50,776

Due from directors and officers (note 5(a))                                     10,130            10,130
Capital assets (note 6)                                                        122,320             9,812
-------------------------------------------------------------------------------------------------------------

                                                                           $   257,737       $    70,718
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Bank indebtedness                                                     $      -          $      -
     Accounts payable and accrued liabilities                                   50,466            11,291
     Due to related companies (note 5(b))                                      278,194            82,678
     --------------------------------------------------------------------------------------------------------

                                                                               328,660            93,969

Subscriptions received, net of issue costs (note 7(d))                         363,750              -
Amounts in dispute (note 9(b))                                                 606,000           606,000
-------------------------------------------------------------------------------------------------------------

                                                                             1,298,410           699,969
Stockholders' deficit:
     Common stock (note 7):
       Authorized:  50,000,000 shares, with $0.001 par value
       Issued 34,771,333 shares (1998 - 28,183,333)                             34,771            28,183
     Additional paid-in capital (note 7)                                     5,449,360         3,430,548
     Accumulated deficit                                                       (58,800)          (58,800)
     Deficit accumulated during the development stage                       (6,466,004)       (4,029,182)
     --------------------------------------------------------------------------------------------------------

                                                                            (1,040,673)         (629,251)
Future operations (note 2)
Contingencies (note 9)
Commitments (note 10)
Subsequent events (note 12)

-------------------------------------------------------------------------------------------------------------

                                                                           $   257,737       $    70,718
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:

____________________                          ____________________
Chairman                                      President

BRAINTECH, INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)

--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
                                                 Period from
                                                inception on
                                             January 3, 1994              Six months ended June 30,
                                                 to June 30,           ---------------------------------
                                                        1999                   1999             1998
--------------------------------------------------------------------------------------------------------
Sales                                            $    57,510              $    -         $    50,010
Cost of sales                                         30,005                   -              27,006
--------------------------------------------------------------------------------------------------------

Gross margin                                          27,505                   -              23,004
--------------------------------------------------------------------------------------------------------

Expenses:
     Research and development                      1,399,494                259,934           46,280
     Consulting and contractors                      741,874                  5,313           16,163
     Salaries and benefits (note 11)               1,980,874                130,938          969,122
     Selling, general and administrative           2,216,511                314,250          213,408
     Non-operating expenses:
        Loss on disposal of capital assets            20,136                   -                -
        Write-down of marketable securities          100,000                   -                -
        Write-down of intangible assets               17,189                   -                -
        Write-down of organization costs              17,431                   -                -
--------------------------------------------------------------------------------------------------------

                                                  (6,493,509)              (710,435)      (1,244,973)
--------------------------------------------------------------------------------------------------------

Net loss                                         $(6,466,004)             $(710,435)     $(1,221,969)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Loss per share information:
        Basic                                    $     (0.27)             $   (0.02)     $    ( 0.04)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                Deficit
                                                                                                            accumulated
                                                                              Additional                     during the
                                                                  Common         paid-in    Accumulated     development
                                                     Shares        stock         capital        deficit           stage
---------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994                         17,400,000      $17,400      $1,039,271     $  (58,800)    $      -
Loss for the period                                    -            -               -                 -      (1,006,716)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                       17,400,000       17,400       1,039,271        (58,800)     (1,006,716)
Loss for the period                                    -            -               -                 -        (748,310)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                       17,400,000       17,400       1,039,271        (58,800)     (1,755,026)

Common stock transactions
  (net of issue costs):
     Issued for cash at $.1895 per share            950,000          950         173,440              -            -
     Issued for cash at $.25 per share              733,333          733         183,167              -            -
     Issued for cash at $.20 per share            3,000,000        3,000         592,500              -            -
     Shares issued for services rendered          1,200,000        1,200         238,800              -            -
Loss for the period                                    -            -               -                 -        (959,945)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                       23,283,333       23,283       2,227,178        (58,800)     (2,714,971)

Common stock transactions
  (net of issue costs):
     Issued for cash at $.20 per share            2,000,000        2,000         396,991              -            -
     Issued for cash at $.15 per share            1,000,000        1,000         148,279              -            -
     Shares issued for services rendered            300,000          300          59,700              -            -
Compensatory benefit of employee
   stock options                                       -            -            200,000              -            -
Loss for the period                                    -            -               -                 -        (930,042)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                       26,583,333       26,583       3,032,148        (58,800)     (3,645,013)

Common stock transactions
  (net of issue costs):
     Issued for cash at $.25 per share            1,600,000        1,600         398,400              -            -
     Issued for cash at $.20 per share            2,188,000        2,188         435,412              -            -
     Compensatory benefit of employee
       stock options                                   -            -            927,800              -           -
Loss for the period                                    -            -              -                  -     (2,110,556)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                       30,371,333       30,371       4,793,760        (58,800)     (5,755,569)

Common stock transactions
  (net of issue costs):
     Issued for cash at $0.15 per share           4,400,000        4,400         655,600              -            -
Loss for the period                                    -            -              -                  -        (710,435)
---------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                           34,771,333      $34,771      $5,449,360     $  (58,800)      $(6,466,004)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                             Period from
                                                            inception on
                                                         January 3, 1994    Six months ended June 30,
                                                             to June 30,   ----------------------------
                                                                    1999        1999           1998
-------------------------------------------------------------------------------------------------------
                                                                (note 1)
Cash flows from operating activities:
     Loss for the period                                    $(6,466,004)   $(710,435)   $(1,221,969)
     Items not involving cash:
         Amortization                                            51,269       13,814          5,734
         Bad debt                                                75,108         -              -
         Write-down of marketable securities                    100,000         -              -
         Write-down of intangible assets                         17,189         -              -
         Write-down of organization costs                        17,431         -              -
         Loss on disposal of capital assets                      20,136         -              -
         Shares issued for services rendered                    300,000         -              -
         Compensatory benefit of
           employee stock options                             1,127,800         -           837,800
     Change in operating assets and liabilities:
         Accounts receivable                                    (10,852)      11,581         16,399
         Prepaid expenses                                       (23,018)     (10,674)       (13,415)
         Accounts payable and accrued liabilities                25,288      (33,535)        (9,209)
     --------------------------------------------------------------------------------------------------

     Net cash used for operating activities                  (4,765,653)    (729,249)      (384,660)
     --------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of marketable securities                         (100,000)        -              -
     Purchase of capital assets                                (192,666)     (60,897)        (2,274)
     Proceeds from notes receivable                            (130,181)        -              -
     Proceeds from disposal of real estate                      306,752         -              -
     --------------------------------------------------------------------------------------------------

     Net cash provided by (used for) investing activities      (116,095)     (60,897)        (2,274)
     --------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Notes receivable                                            55,073         -              -
     Borrowings from directors and officers                      (2,826)        -              -
     Due to (from) related companies                            278,194     (164,666)      (128,764)
     Mortgages payable                                         (207,739)        -              -
     Share subscriptions received, net of issue costs           363,750      363,750           -
     Common shares issued for cash                            4,242,601      660,000        400,000
     --------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                4,729,053      859,084        271,236
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents               (152,695)      68,938       (115,698)

Cash and cash equivalents, beginning of period                  244,112       22,479        142,688
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $    91,417    $  91,417    $    26,990
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Supplemental information:
     Interest paid                                          $     2,902    $    -       $     2,155
     Taxes paid                                             $      -       $    -       $      -
Non-cash financing activities:
     Shares issued for services rendered                    $   300,000    $    -       $      -
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


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

2.   FUTURE OPERATIONS:

     During the six months ended June 30, 1999, the Company incurred a loss of $710,435 and used cash for operating activities of $729,249. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $6,466,004 and used cash for operating activities of $4,765,653.

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

3.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Basis of presentation:

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and present the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary Brainware Systems Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material inter-company balances and transactions have been eliminated.

          Through December 31, 1997, the consolidated financial statements of the Company issued to shareholders were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. In addition, to June 30, 1999, for United States accounting and reporting purposes the Company was considered to be in the development stage as it was devoting substantial efforts to developing its business operations.

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (b)  Cash and cash equivalents:

          Cash and cash equivalents include highly liquid investments, such as term deposits, having original maturities of six months or less at the date of acquisition, that are readily convertible to contracted amounts of cash.

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

     (f)  Capital assets:

          Capital assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

          --------------------------------------------------------------------------------------
          Asset                                                  Basis                Rate
          --------------------------------------------------------------------------------------
          Furniture and fixtures                     declining-balance                 20%
          Computer equipment                         declining-balance                 30%
          Trade show assets                          declining-balance                 20%
          Computer software                              straight-line                 50%
          Leasehold improvements                         straight-line          lease term
          --------------------------------------------------------------------------------------

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


4.   MARKETABLE SECURITIES:

     -----------------------------------------------------------------------------------------------
                                                                  June 30,             June 30,
                                                                      1999                 1998
     -----------------------------------------------------------------------------------------------
     1,600 shares of Beverage Stores Inc., at market                 $   -               $3,600
     -----------------------------------------------------------------------------------------------

     The Company has recorded losses in prior years for permanent decreases in value.


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

     (c)  Transactions with directors and officers:

          During the six month period ended June 30, 1999, the Company was charged $45,205 (June 30, 1998 - $21,306) for management and consulting services provided by directors and officers.



6.   CAPITAL ASSETS:

     ------------------------------------------------------------------------------------------------
                                                                                        June 30,
                                                                                            1999
     ------------------------------------------------------------------------------------------------
                                                                    Accumulated         Net book
                                                      Cost         amortization            value
     ------------------------------------------------------------------------------------------------
     Furniture and fixtures                       $ 16,897              $ 3,265         $ 13,632
     Computer equipment                             90,317               16,606           73,711
     Trade show assets                               8,966                1,617            7,349
     Computer software                              40,367               24,520           15,847
     Leasehold improvements                         14,008                2,227           11,781
     ------------------------------------------------------------------------------------------------

                                                  $170,555              $48,235         $122,320
     ------------------------------------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended March 3, 1999 and 1998
--------------------------------------------------------------------------------


6.   CAPITAL ASSETS (CONTINUED):

     ------------------------------------------------------------------------------------------------
                                                                                        June 30,
                                                                                            1998
     ------------------------------------------------------------------------------------------------
                                                                    Accumulated         Net book
                                                      Cost         amortization            value
     ------------------------------------------------------------------------------------------------
     Computer equipment                           $  5,886              $ 1,258         $  4,628
     Computer software                              19,946               14,762            5,184
     ------------------------------------------------------------------------------------------------

                                                  $ 25,832              $16,020         $  9,812
     ------------------------------------------------------------------------------------------------

7.   COMMON STOCK:

     (a) Of the shares outstanding at June 30, 1999, 9,680,000 shares (June 30, 1998 - 6,830,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 7(b). The Company believes that any hold periods relating to 3,780,000 shares have expired but the shareholders have not applied to remove the restrictive designation.

     (b) 5,500,000 shares were issued for technology in 1993 and recorded at par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology had not been completed.

     (c) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (d) As at June 30, 1999 the Company had received subscriptions for 2,600,000 shares of common stock at $0.15 per share for aggregate proceeds of $390,000 less share issue costs of $26,250 for net proceeds of $363,750.

     (e)  Stock options:

          The Company has reserved 7,500,000 common shares pursuant to a stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

          Stock option activity during the six month period ended June 30, 1999 is as follows:

          -------------------------------------------------------------------------------------------------------------
                              Weighted
                               average      Weighted   Outstanding                                          Outstanding
          Expiry              exercise       average   December 31,                            Forfeited       June 30,
          dates                  price    fair value          1998     Granted     Exercised    /expired           1999
          -------------------------------------------------------------------------------------------------------------
          November 28, 2002      $0.20         $0.19     4,097,000        -             -           -         4,097,000
          November 28, 2002      $0.20         $0.76     1,210,000        -             -         35,000      1,175,000
          November 28, 2002      $0.20         $0.77       125,000        -             -           -           125,000
          April 19, 2004         $0.20         $0.20          -      1,700,000          -           -         1,700,000
          -------------------------------------------------------------------------------------------------------------

                                                         5,432,000   1,700,000          -         35,000      7,097,000
          -------------------------------------------------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


7.   COMMON STOCK (CONTINUED):

          The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123") but has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount an optionee must pay to acquire the stock. Included in expenses for the six month period ended June 30, 1999 is $Nil representing a compensatory benefit (six months ended June 30, 1998 $837,800).

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Six months ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


10.  COMMITMENTS:

     The Company has the following minimum lease payments under operating leases for its premises:

     Six month period to December 31, 1999                             $ 97,000

     Year ended December 31, 2000                                       198,000

     Year ended December 31, 2001                                       202,000

     Year ended December 31, 2002                                       206,000

     Year ended December 31, 2003                                       139,000
     --------------------------------------------------------------------------

                                                                       $842,000
     --------------------------------------------------------------------------

11.  SALARIES AND BENEFITS:

     Salaries and benefits are comprised of the following:

     --------------------------------------------------------------------------------------------------------------
                                                             Period from
                                                            Inception on
                                                              January 3,
                                                                    1994             Six months ended June 30
                                                              to June 30,      ------------------------------------
                                                                    1999             1999                 1998
     --------------------------------------------------------------------------------------------------------------
     Payments and accrued liabilities                         $  853,074         $130,938             $131,322
     Compensatory benefit of employee
     stock options                                             1,127,800                -              837,800
     --------------------------------------------------------------------------------------------------------------

                                                              $1,980,874         $130,938             $969,122

     --------------------------------------------------------------------------------------------------------------

12.  SUBSEQUENT EVENT:

     On July 6, 1999 the Company announced a private placement of $1,000,000 being 5,000,000 shares at $0.20 per share. The company expects to close this financing on or before August 31, 1999.