Form 10KSB/A
period 1998-12-31
BRAINTECH INC/BC
filed 1999-08-26
CIK 1015715

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

                           Index to Exhibits on Page 44
the Microsoft Corporation's Windows '95 platform. The consortium will carry on business through a private company called Concurrent Adaptive Recognition Research Corp. ("Carr Corp."). Each of the Company, Sideware Systems Inc. and NetMedia Systems Inc. owns one-third of the shares of Carr Corp., subject to adjustment for funds actually provided to Carr Corp. by each participant. In addition, each member of the consortium has the right to use technology developed by Carr Corp. to develop specified products.

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

     - Grant Sutherland beneficially acquired 1,000,000 shares at a price of $0.15.


INDEX TO EXHIBITS

NUMBER                               EXHIBIT
------                               -------
  3.1    Articles of Incorporation, dated February 27, 1987
  3.2    Articles of Amendment, dated July 14,1998
  3.3    Articles of Amendment, dated June 28, 1990
  3.4    Articles Of Amendment of the Company, dated February 8, 1993
  3.5    Articles of Amendment of the Company, dated April 6, 1993
  3.6    Articles of Amendment of the Company, dated December 6, 1993
  3.7    By-Laws of the Company
  4.1    Specimen Stock Certificate
 10.1    License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
 10.2    Product Development Agreement between the Company and United
         Technologies Microelectronic Systems Inc., dated July 6, 1998.
 10.3    Manufacturing and Sales Agreement between the Company and
         United Technologies Microelectronic Systems Inc., dated July 6,
         1998.
 10.4    Operating Agreement between the Company and Sideware Systems
         Inc., dated November 1, 1995
 10.5    Worldwide Non-Exclusive License Agreement between the Company and NetMedia Systems Inc., dated November 2, 1995.
 10.6    Joint Venture Agreement by and among the Company, Sideware
         Systems Inc., and NetMedia Systems Inc., dated November 23,
         1995.
 10.7    Assignment of Lease and Modification of Lease Agreement dated
         August 17, 1998 between HOOPP Realty Inc., Techwest Management
         Inc., Sideware Systems Inc., and BrainTech, Inc.
 11.1    Computation of net loss per share
 21.1    Subsidiaries of the Registrant
 27.1    Financial Data Schedule for the Fiscal Year Ended December 31, 1997
 27.2    Financial Data Schedule for the Fiscal Year Ended December 31, 1998

All of the above Exhibits with the exception of Exhibit 10.7, Exhibit 11.1,
Exhibit 27.1, and Exhibit 27.2 are already on file as a result of the Company filing a Form 10-SB.

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