Form 10QSB
period 1999-09-30
BRAINTECH INC/BC
filed 1999-11-15
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period ended September 30, 1999
                                               ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from
                                              ----------------------

                               BRAINTECH, INC.
                ----------------------------------------------
          (Exact name of Registrant as specified in its charter)

         Nevada                                             98-0168932
----------------------     ----------------------     ----------------------
(State or jurisdiction    (Commission File Number)        (IRS Employer
of incorporation)                                        Identification No.)

         930 West 1st St. #102, North Vancouver, B.C., Canada, V7P 3N4
         -------------------------------------------------------------
                    (Address of Principal Executive offices)


 Issuer's Telephone Number: (604) 988-6440
                            --------------


       Securities registered pursuant to section 12(b) of the Act:
       -----------------------------------------------------------

                                 None

       Securities registered pursuant to section 12(g) of the Act:
       -----------------------------------------------------------

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

         Yes   x                                     No
             ----                                       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,271,333 Common shares, par value $0.001, as at November 12, 1999.


Transitional Small Business Disclosure Format (check one):

         Yes                                         No   x
             ----                                       ----


                           Index to Exhibits on Page 8

                                 BrainTech, Inc.
                                   Form 10-QSB
                                TABLE OF CONTENTS

                                                                         Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements......................................1

Item 2.           Management's Discussion and
                  Analysis or Plan of Operation.............................1

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.........................................6

Item 2.           Changes in Securities and Use of Proceeds.................8

Item 3.           Defaults upon Senior Securities...........................8

Item 4.           Submission of Matters to a Vote of
                  Securities Holders........................................8

Item 5.           Other Matters.............................................8

Item 6.           Exhibits and Reports on Form 8-K..........................8


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Each of the following items are contained in the Company's Consolidated Financial Statements and are set forth herein.

       (i)   Consolidated Balance Sheets as of September 30, 1998 and 1999;

       (iii) Consolidated Statements of Operations for the nine month periods ended September 30, 1998 and 1999;

       (iv) Statements of Stockholders' Deficit for the period beginning January 3, 1994 and ending September 30, 1999;

       (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1999; and

       (vi)  Notes to Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

           The Company was incorporated in 1987. Since the first quarter of 1994, the Company has been engaged in the development of products to be used in creating visual recognition systems, and in designing visual recognition systems.

          As of September 30, 1999 the Company had incurred an aggregate deficit of approximately $6,691,531 during the development stage. The Company expects to continue to incur significant additional operating losses over the foreseeable future as its product development, research and development, and marketing efforts continue to expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

RESULTS OF OPERATIONS

          The Company believes that its limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that its operating results should not be relied upon as an indication of future performance.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

          During the nine month period ended September 30, 1999, the Company did not receive any operating revenue. During the nine month period ended September 30, 1998, the Company recorded revenue from operations totalling $53,278. This amount included payments from Cordis, a Johnson & Johnson company, for a feasibility study in respect of a shunt inspection system, from NGI Technology Inc. for the purchase of a BrainTron processor, and from Epson Portland Inc. for a demonstration print quality inspection system.

          Cost of sales for the nine month period ended September 30, 1998 were $27,006. This figure is an estimate, based on a pro rata portion of the total cost of sales of $30,005 recorded for the fiscal year ended December 31, 1998. The Company recorded no cost of sales for the nine month period ended September 30, 1999.

         Research and development expenses for the nine month period ended September 30, 1999 were $442,790, compared with $114,631 for the nine month period ended September 30, 1998. Research and development expenses (which are reported net of government grants) were reduced during the period ended September 30, 1998 by grant funds totalling approximately $44,983 from the National Research Council of Canada. Those funds were used for the development of the Odysee Development Studio. Salaries allocated to research and development increased from approximately $122,716 for the nine month period ended September 30, 1998 to approximately $286,368 (inclusive of bonus payments and payments to contract workers) for the nine month period ended

September 30, 1999. In addition, research and development expenses for the nine month period ended September 30, 1999 included approximately $141,400 in payments to North Shore Circuit Design of Austin, Texas for work performed on the IMPAC Accelerator board. There was no similar payment during the nine month period ended September 30, 1998.

          Consulting and contractor expenses decreased to $4,210 for the nine month period ended September 30, 1999 from $32,900 for the nine month period ended September 30, 1998. Consulting and contractor expenses for the nine month period ended September 30, 1998 included the cost of a business plan prepared for the Company. There was no corresponding expense during the nine month period ended September 30, 1999.

          Salaries and benefits, excluding compensation expenses in respect of employee stock options, were $92,083 for the nine month period ended September 30, 1999, compared with $202,517 for the nine month period ended September 30, 1998. The principal reason for the decrease was the adjustment made to our cost sharing agreement with Sideware Systems Inc., described below. The Company's compensation expense for employee stock options was nil for the nine month period ended September 30, 1999 and approximately $837,800 for the nine month period ended September 30, 1998. Inclusive of stock option compensation expenses, salaries and benefits were approximately $92,083 for the nine month period ended September 30, 1999 and $1,040,317 for the nine month period ended September 30, 1998.

          General, selling, and administrative expenses increased to approximately $396,879 for nine month period ended September 30, 1999 from approximately $362,351 for the nine month period ended September 30, 1998. Several factors contributed to the increase. The Company's recorded foreign exchange expense increased from approximately $18,496 to approximately
$73,287. The Company's foreign exchange expense results principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. Accounting costs increased from approximately $22,528 to approximately $28,500, principally as a result of costs incurred in resolving accounting issues relating to the Company's incentive stock options and costs incurred in connection with the Company becoming a reporting issuer pursuant to the Securities Exchange Act of 1934. Rent expenses decreased from approximately $37,747 to approximately $32,960, principally as a result of the adjustment made to our cost sharing agreement with Sideware Systems Inc., described below. Travel and Promotion expenses remained consistent for the nine month periods ended September 30, 1999 and September 30, 1998, being approximately $91,298 and $93,481, respectively.

PLAN OF OPERATION

          Subsequent to June 30, 1999 the Company commenced work on the following projects.

1. The Company entered into an agreement with Mercator Robotec Inc. and Satisfied Brake Products Inc. to develop a brake shoe sorting system. The Company will provide the vision system to be included in the brake shoe sorting system and Mercator Robotec Inc. will provide system integration services. The price for the system is approximately $66,000, of which the Company will receive approximately half. As at November 12, 1999, the system is approximately 50% complete.

2. The Company completed a feasibility study for Toyota Canada Inc. for the development of a part identification system.

3. The Company entered into a contract with Sideware Systems Inc. to develop "Wizmaster", an e-commerce software application which Sideware Systems Inc. intends to incorporate into its Dr. Bean product.

          By a Cost Sharing and Allocation Agreement executed in October 1999, the Company agreed with Sideware Systems Inc. to re-allocate certain common costs, previously shared equally with Sideware Systems Inc. Effective January 1, 1999 the common costs will be borne by Sideware Systems Inc. as to 80% and by the Company as to 20%. The reason for the reallocation of costs was the substantially greater level of business conducted by Sideware Systems Inc., and its corresponding greater use of the common premises and personnel.

          By a Lease and Assignment of Lease effective July 1, 1999, the Company also made arrangements for the use of certain office premises in Vancouver, B.C. The cost of the premises will be shared with Sideware Systems Inc. in accordance with the Cost Sharing and Allocation Agreement described above.

          For the balance of its present fiscal year, the Company's efforts will be directed towards the following projects:

1. Completion of the brake shoe sorting system under development for Satisfied Brake Products Inc.

2.        Marketing and continued development of the Odysee Development Studio.

3.        Advancement of the part identification project with Toyota Canada Inc.

4. Design and development of the next generation "Wizmaster" e-commerce application.

5.        Completing the IMPAC Accelerator Board and the BrainTron II processor.

6. Development of the Sorting Precision Quality Recycling ("SPQR") system.

          The Company currently employs 7 full time and 9 part time officers or employees. The Company's current monthly salary costs are approximately $30,000.

          For the nine month period ended September 30, 1999 the Company's average monthly cash expenses, inclusive of salary costs, were approximately $105,000.

          As at the end of September 1999, the Company's cash balance was approximately $134,000. By Press Release dated July 6, 1999 the Company announced a private placement of 5,000,000 shares at a price of $0.20 per share, which will be offered pursuant to Rule 506 of Regulation D to the Securities Exchange Act of 1933. The Company has subsequently re-priced the private placement at $0.15 per share. The Company has sold 2,350,000 of the shares and expects to sell another 4,650,000 shares prior to December 31, 1999.

          The financing described above will provide the Company with sufficient capital resources to pay ongoing operating expenses at their present level for the balance of the current fiscal year, and the first quarter of the Company's next fiscal year.

     During the nine month period ended September 30, 1999, the Company incurred capital expenditures of approximately $38,006 for computer equipment and software. The Company does not presently plan to incur significant additional capital expenses or to increase its salary or other operating costs significantly during the balance of the current fiscal year. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from the sales of its products or services.

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

          2. Cactus Consultants Co. Ltd. v. BrainTech, Inc. et al, British Columbia Supreme Court Action No. C991377
          ---------------------------------------------------------

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

          3. BrainTech, Inc. v. John Kostiuk, District Court of Harris County Action 96-55978; British Columbia Supreme Court Action C972736; British Columbia Court of Appeal Action CA024459
          ---------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.       OTHER MATTERS

Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO EXHIBITS


NUMBER                              EXHIBIT
------                              -------
 3.1(1)       Articles of Incorporation, dated February 27, 1987
 3.2(1)       Articles of Amendment, dated July 14,1998
 3.3(1)       Articles of Amendment, dated June 28, 1990
 3.4(1)       Articles Of Amendment of the Company, dated February 8, 1993
 3.5(1)       Articles of Amendment of the Company, dated April 6, 1993
 3.6(1)       Articles of Amendment of the Company, dated December 6, 1993
 3.7(1)       By-Laws of the Company
 4.1(1)       Specimen Stock Certificate
10.1(1)       License Agreement between the Company and Willard W. Olson, dated January 5, 1995.




10.2(1)       Product Development Agreement between the Company and
              United Technologies Microelectronic Systems Inc., dated
              July 6, 1998.
10.3(1)       Manufacturing and Sales Agreement between the Company and
              United Technologies Microelectronic Systems Inc., dated
              July 6, 1998.
10.4(1)       Operating Agreement between the Company and Sideware Systems
              Inc., dated November 1, 1995
10.5          Cost Sharing and Allocation Agreement between the Company and
              Sideware Systems Inc.
10.6(1)       Assignment of Lease and Modification of Lease Agreement dated
              August 17, 1998 between
              HOOPP Realty Inc., Techwest Management Inc., Sideware Systems
              Inc., and BrainTech, Inc.
10.7          Software Development and License Agreement dated September 20,
              1999 between the Company and Sideware Systems Inc.
10.8          Lease effective as of July 1, 1999 between the Company, Techwest
              Management Ltd., Sideware Systems Inc. and Pacific Centre
              Leaseholds Ltd.
10.9          Assignment Agreement effective as of July 1, 1999 between the
              Company, Techwest Management Ltd., Sideware Systems Inc., and
              SJM Management Ltd.
10.10         Agreement between the Company, Mercator Robotec Inc. and
              Satisfied Brake Products Inc.
11.1          Computation of net loss per share
21.1(1)       Subsidiaries of the Registrant
27.1          Summary Financial Data for the month nine month period ended
              September 30, 1999.


(1) Exhibit already on file.

The Company did not file any reports on Form 8-K during the period covered by this Quarterly Report.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 12, 1999           BrainTech, Inc.




                                    "W. Grant Sutherland"
                                    ---------------------
                                     W. Grant Sutherland
                                     Director
                                     Chairman of the Board of Directors
                                     Chief Financial Officer

                          Consolidated Financial Statements of


                          BRAINTECH, INC.

                          (Expressed in U.S. Dollars)

                          (Unaudited - prepared by management)

                          Nine months ended September 30, 1999 and 1998

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)
September 30, 1999 and 1998

-----------------------------------------------------------------------------------------------------------
                                                                                  1999              1998
-----------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $   134,375       $    89,572
     Accounts receivable                                                        15,225            14,966
     Share subscriptions receivable                                               -              120,000
     Inventory                                                                   3,575            38,625
     Prepaid expenses                                                           16,596            26,904
     ------------------------------------------------------------------------------------------------------

                                                                               169,771           290,067

Due from directors and officers (note 5(a))                                     10,130            10,130

Capital assets (note 6)                                                         92,982            26,082
-----------------------------------------------------------------------------------------------------------

                                                                           $   272,883       $   326,279
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities                              $    61,855       $    58,732
     Due to related companies (note 5(b))                                      134,708           158,756
     ------------------------------------------------------------------------------------------------------

                                                                               196,563           217,488

Subscriptions received                                                          20,270              -
Amounts in dispute (note 9(b))                                                 606,000           606,000
-----------------------------------------------------------------------------------------------------------

                                                                               822,833           823,488
Stockholders' deficit:
     Common stock (note 7):
       Authorized: 50,000,000 shares, with $0.001 par value
       Issued 39,721,333 shares (1998 - 30,371,333)                             39,721            30,371
     Additional paid-in capital (note 7)                                     6,160,660         4,703,760
     Accumulated deficit                                                       (58,800)          (58,800)
     Deficit accumulated during the development stage                       (6,691,531)       (5,172,540)
-----------------------------------------------------------------------------------------------------------

                                                                              (549,950)         (497,209)
Future operations (note 2)
Contingencies (note 9)
Commitments (note 10)

-----------------------------------------------------------------------------------------------------------

                                                                           $   272,883       $   326,279
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:


--------------------                                       ------------------
Chairman                                                   President

BRAINTECH, INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)

-----------------------------------------------------------------------------------------------------------------------
                                                   Period from
                                                  inception on
                                               January 3, 1994                        Nine months ended September 30,
                                              to September 30,                        ---------------------------------
                                                          1999                                1999              1998
-----------------------------------------------------------------------------------------------------------------------
Sales                                              $    57,510                         $      -          $    53,278
Cost of sales                                           30,005                                -               27,006
-----------------------------------------------------------------------------------------------------------------------

Gross margin                                            27,505                                -               26,272
-----------------------------------------------------------------------------------------------------------------------


Expenses:
     Research and development                        1,582,350                             442,790           114,631
     Consulting and contractors                        740,771                               4,210            32,900
     Salaries and benefits (note 11)                 1,942,019                              92,083         1,040,317
     Selling, general and administrative             2,299,140                             396,879           362,351
     Non-operating expenses:
        Loss on disposal of capital assets              20,136                                -                 -
        Write-down of marketable securities            100,000                                -                3,600
        Write-down of intangible assets                 17,189                                -                 -
        Write-down of organization costs                17,431                                -                 -
-----------------------------------------------------------------------------------------------------------------------

                                                    (6,719,036)                           (935,962)       (1,553,799)
-----------------------------------------------------------------------------------------------------------------------

Net loss                                           $(6,691,531)                        $  (935,962)      $(1,527,527)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Loss per share information:
        Basic                                      $     (0.30)                        $     (0.03)      $    ( 0.05)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common
     shares outstanding:                            22,217,371                          33,470,783        27,892,117
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Deficit
                                                                                                               accumulated
                                                                             Additional                         during the
                                                                 Common         paid-in       Accumulated      development
                                                  Shares          stock         capital           deficit            stage
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994                         17,400,000     $17,400      $1,039,271          $(58,800)     $      -
Loss for the period                                    -           -               -               -            (1,006,716)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                       17,400,000      17,400       1,039,271           (58,800)      (1,006,716)
Loss for the period                                    -           -               -               -              (748,310)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                       17,400,000      17,400       1,039,271           (58,800)      (1,755,026)

Common stock transactions
  (net of issue costs):
     Issued for cash at $.1895 per share            950,000         950         173,440            -                  -
     Issued for cash at $.25 per share              733,333         733         183,167            -                  -
     Issued for cash at $.20 per share            3,000,000       3,000         592,500            -                  -
     Shares issued for services rendered          1,200,000       1,200         238,800            -                  -
Loss for the period                                    -           -               -               -              (959,945)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                       23,283,333      23,283       2,227,178           (58,800)      (2,714,971)

Common stock transactions
  (net of issue costs):
     Issued for cash at $.20 per share            2,000,000       2,000         396,991            -                  -
     Issued for cash at $.15 per share            1,000,000       1,000         148,279            -                  -
     Shares issued for services rendered            300,000         300          59,700            -                  -
Compensatory benefit of employee
   stock options                                       -           -            200,000            -                  -
Loss for the period                                    -           -               -               -              (930,042)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                       26,583,333      26,583       3,032,148           (58,800)      (3,645,013)

Common stock transactions
  (net of issue costs):
     Issued for cash at $.25 per share            1,600,000       1,600         398,400            -                  -
     Issued for cash at $.20 per share            2,188,000       2,188         435,412            -                  -
     Compensatory benefit of employee
       stock options                                   -           -            927,800            -                  -
Loss for the period                                    -           -              -                -            (2,110,556)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                       30,371,333      30,371       4,793,760           (58,800)      (5,755,569)

Common stock transactions
  (net of issue costs):
     Issued for cash at $0.15 per share           9,350,000       9,350       1,366,900              -                -
Loss for the period                                    -           -              -                  -            (935,962)
-----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                   39,721,333        $39,721      $6,160,660          $(58,800)     $(6,691,531)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

(Unaudited - prepared by management)

--------------------------------------------------------------------------------------------------------------
                                                Period from inception on
                                                          January 3, 1994   Nine months ended September 30,
                                                         to September 30,   -------------------------------
                                                                     1999            1999             1998
--------------------------------------------------------------------------------------------------------------
                                                                  (note 1)
Cash flows from operating activities:
     Loss for the period                                      $(6,691,531)     $ (935,962)     $(1,527,527)
     Items not involving cash:
         Amortization                                              57,716          20,261            9,537
         Bad debt                                                  75,108            -                -
         Write-down of marketable securities                      100,000            -               3,600
         Write-down of intangible assets                           17,189            -                -
         Write-down of organization costs                          17,431            -                -
         Loss on disposal of capital assets                        20,136            -                -
         Shares issued for services rendered                      300,000            -                -
         Compensatory benefit of
           employee stock options                               1,127,800            -             837,800
     Change in operating assets and liabilities:
         Share subscriptions receivable                              -               -            (120,000)
         Inventory                                                 (3,575)         (3,575)         (38,625)
         Accounts receivable                                      (15,225)          7,208            6,496
         Prepaid expenses                                         (16,596)         (4,252)         (25,196)
         Accounts payable and accrued liabilities                  36,677         (22,146)          38,232
     ---------------------------------------------------------------------------------------------------------

     Net cash used for operating activities                    (4,974,870)       (938,466)        (815,683)
     ---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of marketable securities                           (100,000)           -                -
     Purchase of capital assets                                  (169,775)        (38,006)         (22,347)
     Proceeds from notes receivable                              (130,181)           -                -
     Proceeds from disposal of real estate                        306,752            -                -
     ---------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) investing
       activities                                                 (93,204)        (38,006)         (22,347)
     ---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Notes receivable                                              55,073            -                -
     Borrowings from directors and officers                        (2,826)           -                -
     Due to (from) related companies                              134,708        (308,152)         (52,686)
     Mortgages payable                                           (207,739)           -                -
     Share subscriptions received                                  20,270          20,270             -
     Common shares issued, net of issue costs                   4,958,851       1,376,250          837,600
     ---------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                  4,958,337       1,088,368          784,914
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (109,737)        111,896          (53,116)

Cash and cash equivalents, beginning of period                    244,112          22,479          142,688
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $   134,375      $  134,375      $    89,572
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Supplemental information:
     Interest paid                                            $     2,902      $     -         $     2,155
     Taxes paid                                               $      -         $     -         $      -
Non-cash financing activities:
     Shares issued for services rendered                      $   300,000      $     -         $      -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Nine months ended September 30, 1999 and 1998
-------------------------------------------------------------------------------

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

2.   FUTURE OPERATIONS:

     During the nine months ended September 30, 1999, the Company incurred a loss of $935,962 and used cash for operating activities of $938,466. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $6,691,531 and used cash for operating activities of $4,974,870.

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

         Through December 31, 1997, the consolidated financial statements of the Company issued to shareholders were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. In addition, to September 30, 1999, for United States accounting and reporting purposes the Company was considered to be in the development stage as it was devoting substantial efforts to developing its business operations.

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Nine months ended September 30, 1999 and 1998
-------------------------------------------------------------------------------

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

     (f) Capital assets:

         Capital assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

         -------------------------------------------------------------------------
         -------------------------------------------------------------------------
         Asset                                       Basis                 Rate
         -------------------------------------------------------------------------
         Furniture and fixtures          declining-balance                 20%
         Computer equipment              declining-balance                 30%
         Trade show assets               declining-balance                 20%
         Computer software                   straight-line                 50%
         Leasehold improvements              straight-line           lease term
         -------------------------------------------------------------------------
         -------------------------------------------------------------------------

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Nine months ended September 30, 1999 and 1998
-------------------------------------------------------------------------------

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Nine months ended September 30, 1999 and 1998
-------------------------------------------------------------------------------

4.   MARKETABLE SECURITIES:

     ----------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------
                                                              September 30,        September 30,
                                                                       1999                 1998
     ----------------------------------------------------------------------------------------------
     1,600 shares of Beverage Stores Inc., at market              $    -                  $3,600
     ----------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------

     The Company has recorded losses in prior years for permanent decreases in value.

5.   RELATED PARTY BALANCES AND TRANSACTIONS:

     (a) Due from directors and officers:

         The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

     (b) Due to related companies:

         The amount due to related companies under common control results from inter-company expense allocations and cash advances. On October 29, 1999 the Company agreed with Sideware Systems Inc. to re-allocate certain common costs effective January 1, 1999. The re-allocation has been reflected in these financial statements.

     (c) Transactions with directors and officers:

         During the nine month period ended September 30, 1999, the Company was charged $24,542 (September 30, 1998 - $21,306) for management and consulting services provided by directors and officers.

6.   CAPITAL ASSETS:

     --------------------------------------------------------------------------------
     --------------------------------------------------------------------------------
                                                                     September 30,
                                                                              1999
     --------------------------------------------------------------------------------
                                                    Accumulated           Net book
                                         Cost      amortization              value
     --------------------------------------------------------------------------------
     Furniture and fixtures          $ 17,031           $ 4,030            $13,001
     Computer equipment                72,383            20,049             52,334
     Trade show assets                 13,337             2,349             10,988
     Computer software                 29,929            25,224              4,705
     Leasehold improvements            14,733             2,779             11,954
     --------------------------------------------------------------------------------

                                     $147,413           $54,431            $92,982
     --------------------------------------------------------------------------------
     --------------------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Nine months ended September 3, 1999 and 1998
--------------------------------------------------------------------------------

6.   CAPITAL ASSETS (CONTINUED):

     --------------------------------------------------------------------------------
                                                                     September 30,
                                                                              1998
     --------------------------------------------------------------------------------
                                                    Accumulated           Net book
                                         Cost      amortization              value
     --------------------------------------------------------------------------------

     Computer equipment              $22,283            $ 2,183            $20,100
     Computer software                23,623             17,641              5,982
     --------------------------------------------------------------------------------

                                     $45,906            $19,824            $26,082
     --------------------------------------------------------------------------------

7.   COMMON STOCK:

     (a) Of the shares outstanding at September 30, 1999, 14,630,000 shares (September 30, 1998 - 6,830,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 7(b). The Company believes that any hold periods relating to 3,780,000 shares have expired but the shareholders have not applied to remove the restrictive designation.

     (b) 5,500,000 shares were issued for technology in 1993 and recorded at par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology had not been completed.

     (c) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (d) As at September 30, 1999 the Company had received subscriptions for shares of common stock for aggregate proceeds of $20,270.

     (e) Stock options:

         The Company has reserved 7,500,000 common shares pursuant to a stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

         Stock option activity during the nine month period ended September 30, 1999 is as follows:

         -------------------------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------------------------
                             Weighted
                              average     Weighted   Outstanding                                         Outstanding
         Expiry              exercise      average   December 31,                            Forfeited  September 30,
         dates                  price   fair value          1998     Granted     Exercised    /expired          1999
         -------------------------------------------------------------------------------------------------------------
         November 28, 2002     $0.20         $0.19     4,097,000        -             -          -         4,097,000
         November 28, 2002     $0.20         $0.76     1,210,000        -             -        35,000      1,175,000
         November 28, 2002     $0.20         $0.77       125,000        -             -          -           125,000
         April 19, 2004        $0.20         $0.20          -      1,700,000          -          -         1,700,000
         -------------------------------------------------------------------------------------------------------------

                                                       5,432,000   1,700,000          -        35,000      7,097,000
         -------------------------------------------------------------------------------------------------------------
         -------------------------------------------------------------------------------------------------------------

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
Nine months ended Sepember 30, 1999 and 1998
-------------------------------------------------------------------------------

7.   COMMON STOCK (CONTINUED):

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123") but has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount an optionee must pay to acquire the stock. Included in expenses for the nine month period ended September 30, 1999 is $Nil representing a compensatory benefit (nine months ended September 30, 1998 $837,800)

8.   INCOME TAXES:

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
(Unaudited - prepared by management)
 Nine months ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

10.  COMMITMENTS:

     The Company has the following minimum lease payments under operating leases for its premises:

         Three month period to December 31, 1999                     $ 16,000

         Year ended December 31, 2000                                  64,500

         Year ended December 31, 2001                                  67,000

         Year ended December 31, 2002                                  61,500

         Year ended December 31, 2003                                  37,500
         --------------------------------------------------------------------

                                                                     $246,500
         --------------------------------------------------------------------

11.  SALARIES AND BENEFITS:

     Salaries and benefits are comprised of the following:

     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------
                                                         Period from
                                                        Inception on
                                                          January 3,
                                                                1994    Nine months ended September 30
                                                    to September 30,    ---------------------------------
                                                                1999             1999             1998
     ----------------------------------------------------------------------------------------------------
     Payments and accrued liabilities                     $  814,219          $92,083       $  202,517
     Compensatory benefit of employee
     stock options                                         1,127,800             -             837,800
     ----------------------------------------------------------------------------------------------------

                                                          $1,942,019          $92,083       $1,040,317
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------