Form 10KSB
period 1999-12-31
BRAINTECH INC/BC
filed 2000-03-09
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999
                                             -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          or the transition period from                to
                                        --------------    --------------

          Date of Report (Date of Earliest Event Reported)   March 7, 2000
                                                           ----------------

                                 BRAINTECH, INC.
                                 ---------------
             (Exact name of Registrant as specified in its charter)

          Nevada                                                98-0168932
          ------                                                ----------
  (State or jurisdiction of     (Commission File Number)      (IRS Employer
       incorporation)                                       Identification No.

         930 West 1st Street #102, North Vancouver, B.C., Canada, V7P 3N4
         ----------------------------------------------------------------
                  (Address of Principal Executive offices)

                    Issuer's Telephone Number: (604) 988-6440
                                               ----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   _____

State issuer's revenues for the most recent fiscal year:  $nil
                                                         -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at December 31, 1999: $8,113,137.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,719,333 common shares, par value $0.001, as at March 6, 2000.

                       Index to Exhibits on Page 36

                                 BrainTech, Inc.
                                   Form 10-KSB
                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I

Risk Factors..........................................................................1

Item 1.     Description of Business...................................................5

Item 2.     Description of Property..................................................18

Item 3.     Legal Proceedings........................................................20

Item 4.     Submission of Matters to a Vote of Security Holders .....................21


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.................21

Item 6.     Management's Discussion and Analysis or Plan of Operation................24

Item 7.     Financial Statements.....................................................29

Item 8.     Changes in and Disagreements with Accountants............................29


PART III

Item 9.     Directors, Executive Officers, Promoters, and
            Promoters................................................................29

Item 10.    Executive Compensation...................................................31

Item 11.    Security Ownership of Certain Beneficial Owners and Management...........32

Item 12.    Certain Relationships and Related Transactions...........................33

Item 13.    Exhibits and Reports on Form 8-K.........................................36

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements which involve risks and uncertainties. These statements relate to future events or our future financial performance, and are identified by terminology such as "may", "will", "should", "scheduled", "plan", "intend", "estimate", "potential", "continue", "believe," "anticipate," "expect", and similar expressions. These statements are only predictions. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "RISK FACTORS". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  RISK FACTORS

INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT BEFORE PURCHASING OUR COMMON STOCK.

BECAUSE WE DO NOT YET EARN SUBSTANTIAL REVENUE, WE FACE A RISK OF INSOLVENCY.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, for the balance of 2000. To continue operation beyond that we will have to generate operating revenue or raise additional capital. If we are unable to do so, we face a risk of insolvency.

Our audited financial statements include a note stating that there is substantial doubt about our ability to continue as a going concern.

BECAUSE WE HAVE NOT IDENTIFIED SPECIFIC, RELIABLE MARKETS FOR OUR PRODUCTS AND SERVICES, WE HAVE NO ASSURANCE THAT WE WILL EARN SUBSTANTIAL REVENUE IN THE FUTURE.

Our prospects for earning revenue are speculative. We have no sales history, or any other reliable basis, for projecting that we will earn substantial revenue in the future.

We began developing software and hardware products for vision systems in January 1994. We completed the first generation BrainTron processor in 1995 and the Odysee Development Studio in 1999. We are nearing completion of the second generation BrainTron processor. We use these products in the development of vision systems. We have never generated material revenue from independent sales of these products.

During 1998 we began to seek opportunities to develop custom vision systems for industrial applications. To date, we have obtained only one contract to supply a custom vision system. In addition, purchasers of custom vision systems commonly make isolated purchases, and acquire systems designed for their particular needs. Accordingly, we have no assurance that any customers we develop will be repeat customers, or that our sales to these customers will lead to additional sales to other customers.

During 1999 we completed a prototype for the IMPAC accelerator board, and we are investigating potential Internet-related applications for the IMPAC board. Those investigations are at a preliminary stage, and we have not yet identified specific applications or markets in which the IMPAC board might be profitably exploited.

BECAUSE WE LACK ESTABLISHED DISTRIBUTION CHANNELS, WE MAY BE UNABLE TO IDENTIFY OR EXPLOIT MARKETS FOR OUR PRODUCTS AND SERVICES.

We do not have established distribution channels for any of our products or services.

To sell custom vision systems, we depend almost exclusively on direct sales to end users. We have not done extensive marketing or advertising, and we rely principally on industry contacts for leads to potential customers. We have no means of ensuring that we will identify, or become known to, a large percentage of the potential customers for our products or services.

If we are successful in developing Internet-related products using the IMPAC accelerator board, we will have to develop distribution channels to ensure that those products are brought to market. We presently have no specific plans for marketing any products which may be developed, and no established distribution channels through which those products could be sold.

BECAUSE OF OUR LIMITED OPERATING AND SALES HISTORY, WE CANNOT MAKE RELIABLE PROJECTIONS OF OUR FUTURE OPERATING COSTS.

If we are able to generate sales, we will likely have to hire additional personnel to service our customers, and to continue development of our technology. We will also likely incur additional marketing and overhead expenses. As a result of our lack of historical sales, we cannot make reliable projections of the number of additional personnel we will require, the cost of employing those personnel, or the level of marketing and overhead expenses we will incur. We thus have no assurance that any revenue we earn will be sufficient to cover the cost of earning that revenue, or to generate operating profits.

BECAUSE WE HAVE NOT GENERATED SUBSTANTIAL REVENUE, WE MAY BE UNABLE TO COMPETE WITH OTHER SUPPLIERS OF VISION SYSTEMS.

The vision systems market is highly competitive, and a number of other suppliers in that market have generated significant sales revenue. According to data published by the Automated Imaging Association, approximately 75 North American suppliers had revenue exceeding $5 million during 1998. Companies already earning substantial revenue may be more attractive to potential customers. Many of our competitors in the vision systems industry may also be located closer to large industrial cities, making it easier for them to attract customers.

BECAUSE WE ARE A SMALL COMPANY, WE MAY NOT BE ABLE TO EXPLOIT THE POTENTIAL OF THE IMPAC ACCELERATOR BOARD.

Our current intention is to develop Internet-related computer products which use the IMPAC board. The market for Internet-related computer products is dominated by large corporations which have assets much greater than ours, and which might be able to develop products duplicating the features of any products we develop at modest cost. We face a continual risk that market opportunities or product features which we intend to exploit can, within a short period of time, become dominated by much larger and wealthier corporations, rendering our products obsolete or non-competitive.

BECAUSE OUR WORK FORCE IS SMALL, WE ARE VULNERABLE TO THE LOSS OF KEY EMPLOYEES OR TO RAPID EXPANSION.

We have only five full time employees, and we thus employ only a small number of employees in specific fields important to our business. The departure of a single employee or a small number of employees could materially adversely affect our business. We do not have key man insurance on any of our employees.

Qualified technical personnel are in great demand in all high technology industries. Accordingly, it may be difficult for us to replace any employees who depart, or to hire additional employees we will require if we are able to generate substantial sales.

BECAUSE OF EXISTING LEGAL CLAIMS, WE FACE A RISK OF MATERIAL ADVERSE
JUDGMENTS.

We face claims totalling over $600,000 in two legal actions. While we are defending the claims aggressively, the outcome of the legal actions is uncertain, and could result in substantial judgments against us. Given our current financial position, these judgments could seriously impair our business or our ability to continue as a going concern.

BECAUSE OF PAST STOCK TRANSACTIONS, WE FACE CONTINGENT LIABILITIES.

In December 1993 we issued certificates for 1,500,000 shares to Arthur Scott. The shares were to be issued in consideration for Mr. Scott completing the design of the first generation BrainTron processor. Mr. Scott severed his relationship with us shortly after the share certificates were issued, and did not do the design work for which the shares were to be issued. We have retained possession of the certificates since the time they were issued, and intend to cancel the certificates. It is our position that Mr. Scott has no entitlement to the shares in question, and no claim has been advanced in respect of the shares by Mr. Scott. We believe the risk of a successful claim against us in respect of the 1,500,000 shares is minimal, even if Mr. Scott files a claim.

We also face the risk that previous corporate management may have issued shares or share purchase warrants which were not properly recorded in the corporate records, and of which present management are unaware. We have recently received inquiries from people who claim to have acquired shares and warrants in our company, at a time when it was operating under a different name and under different management. As the price of our stock has risen recently, we believe that any potential claims will materialize in the near future. We face the risk that we may have to recognize the claims of third parties who acquired shares or share purchase warrants under previous management, and that we may thus have additional shares issued and outstanding beyond the amount shown in our corporate records. We also face the risk that we may not have a reliable means of evaluating the claims of parties who claim to have acquired shares or share purchase warrants under previous management, and that we may thus be forced to recognize claims which are not in fact valid. We have no reliable means of determining how many shares or share purchase warrants may be involved, although at present we have no reason to believe that the number will be material.

BECAUSE WE SHARE CERTAIN COSTS WITH ANOTHER DEVELOPMENT STAGE COMPANY, OUR OPERATING COSTS COULD INCREASE IN THE FUTURE.

We share some of our premises and personnel with Sideware Systems Inc. Sideware Systems Inc. is a public company whose shares trade on the Canadian Venture Exchange and the OTC Bulletin Board. Grant Sutherland, Owen Jones, and James Speros, our directors, are also directors of Sideware Systems Inc. Sideware Systems Inc. is a development stage company which has not achieved profitable operation.

We currently share the cost of the common premises and personnel with Sideware Systems Inc. However, there is no assurance that Sideware Systems Inc. will be able to pay the portion of the costs for which it is responsible, with the result that our cash requirements to continue operation may increase substantially.

BECAUSE THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN PARTICULARLY VOLATILE, PURCHASERS OF OUR COMMON STOCK FACE A HIGH DEGREE OF MARKET RISK.

The market price of our common stock has recently experienced extreme fluctuations. Since January 1, 2000 the market price of our common stock has varied between $1.15 and $5.50. As we have not announced any material changes to our earnings, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

BECAUSE OUR STOCK PRICE HAS BEEN VOLATILE, WE MAY HAVE DIFFICULTY IN RAISING ADDITIONAL CAPITAL.

If we do not begin to generate substantial sales revenue during 2000, or if we decide to pursue new development projects, we will likely have to raise additional capital. The volatility of our stock price may deter potential investors.

AN ANTICIPATED OFFERING OF SHARES FOR SALE MAY PUT DOWNWARD PRESSURE ON OUR STOCK PRICE.

We are in the process of filing a prospectus to qualify the sale of approximately 11,000,000 shares. The shares which may be offered pursuant to the prospectus represent approximately 20% of our issued and outstanding stock. Prior to filing the prospectus, the shares in question were "restricted securities" under Rule 144 to the Securities Act of 1933, and were thus not eligible for resale on the market. The market price of our stock could drop significantly if the selling shareholders sell all or a large portion of those shares, or are perceived as intending to sell them.

BECAUSE OUR STOCK MAY BE SUBJECT TO "LOW PRICE STOCK" RULES, THE MARKET FOR OUR STOCK MAY BE LIMITED.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price less than $5.00. Our stock is presently covered by those rules, and may continue to be so. The penny stock rules require broker-dealers to make a special suitability determination before selling our stock to investors who are not either regular customers or accredited investors. As a result, the potential market for our stock may be limited.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this Annual Report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars ("Cdn$"). For purposes of this Annual Report, other than amounts extracted from the financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.68.

THE COMPANY

Our company was incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1993, to Cozy Financial Corporation on April 20, 1993 and to BrainTech, Inc. on January 3, 1994. We did not carry on active business prior to the beginning of 1994.

We were registered as an extra-provincial company under the British Columbia COMPANY ACT on January 17, 1996. Our executive offices are located at 930 West 1st Street #102, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet address is www.bnti.com.

         OUR SUBSIDIARIES

We have one wholly owned subsidiary, BrainWare Systems Inc., incorporated in British Columbia, Canada on March 3, 1994. BrainWare Systems Inc. carries out our research and development and product development activities, and employs our technical personnel.

The description of our business in this Annual Report includes the business of both BrainTech, Inc. and BrainWare Systems Inc.

TECHNICAL TERMS

Our business is technical, and as a result, we use technical terms in describing it. We have included the following glossary to assist in understanding our description.

- "algorithm" refers to the underlying logical method or sequence of steps by which a given calculation or manipulation of data is performed.

- "block" refers to a section of a computer processing board whose components perform related functions, and which are conveniently designed as a group.

- "driver" means a computer program which enables a computer to communicate with a specific device (such as a printer or additional processing unit).

- "fuzzy mathematics" is a branch of mathematical logic in which propositions are not classified as absolutely true or absolutely untrue, but rather as true to a degree, or untrue to a degree. Fuzzy mathematics has been used in a number of engineering and control applications.

- "fuzzy set" means a range of values used in calculations done through fuzzy mathematics. If the object of a fuzzy mathematics operation is to determine whether a measured quantity equals a certain specified value, the two quantities will be considered equal if the measured quantity falls within the fuzzy set constructed around the specified value.

- "interface" means a convention by which two software systems or programs communicate.

- "machine vision" refers to technology that collects and analyses visual images in a digital electronic format, and which uses such data to draw conclusions with little or no operator intervention.

- "module" refers to a part of computer system or program that performs functions which are conveniently designed or performed as a group. Designing computer systems in separate modules, which are then linked together, can reduce development costs and make subsequent modifications easier.

- "physical signature" means a vector of numbers representing an image which a vision system has identified as an object or visual pattern of interest, or a potential object or visual pattern of interest.

- "routine" means a computer program, or a portion of a computer program, which performs a specific task.

- "signature" means vector of numbers representing a specific object or visual pattern which a vision system is attempting to identify or recognize. Part of the function of a machine vision system is to compare a physical signature to a signature, to determine how well they match.

- "vector" refers to a set of numbers, with each number relating to a specific physical quantity or measurement.

HISTORICAL DEVELOPMENT

We entered the technology field in the first quarter of 1994. Since then, the majority of our efforts have been devoted to developing products to be used in creating machine vision systems, and in developing machine vision systems.

In June 1995 we completed development of the first generation BrainTron Processor, which employs the Olson Reticular Brainstem ("ORB") algorithm to carry out functions relating to the identification, classification and matching of visual images. Further information on ORB is given below, under the headings "BrainTron Processor" and "Intellectual Property".

During 1998 we made our first attempts at securing contracts to develop custom vision systems to perform quality control functions. We prepared feasibility studies or prototype systems in the following fields: print quality inspection, frost damage inspection for fruit, and quality inspection for surgical stents (used to reinforce weak blood vessels following angioplasty surgery). We were not able to secure contracts to sell or install any of these systems.

During 1998 we also commenced development of:

(a) the Odysee Development Studio, a program designed to streamline the design of custom visions systems;

(b) the second generation BrainTron processor, which employs more advanced mathematical algorithms for identifying and classifying digital images; and

(c) the IMPAC accelerator board, which can compare and match mathematical vectors at high speed.

During 1999 we obtained our first substantial contract for the installation of a custom machine vision system, to inspect and sort brake shoes for Satisfied Brake Products Inc. of Cornwall, Ontario. We completed development of the Odysee Development Studio, and working prototypes for the IMPAC accelerator board and the second generation BrainTron processor. We also developed "Wizmaster", a program designed for incorporation into the Dr. Bean Internet product of Sideware Systems Inc.

In January 2000 we completed installation of the brake shoe sorting system for Satisified Brake Products Inc.

Our plan of operation for the balance of 2000 is to develop our business in two principal directions.

1. We plan to pursue additional contracts for the design and installation of custom vision systems.

2. We plan to develop Internet-related computer applications both for the IMPAC board and in cooperation with Sideware Systems Inc.

We have not at any time been able to generate sufficient revenue from sales of our services or products to sustain ongoing operations, and we do not have an established record of sales or established distribution channels for our services or products. In order to continue as a going concern, we will have to begin generating significant sales revenue.

SERVICES AND PRODUCTS

We are currently developing our business in two different directions. The historical core of our business is the development of machine vision systems and related hardware and software products. With the development of the IMPAC accelerator board and the Wizmaster program, we also intend to develop Internet-related computer products.

         SERVICES AND PRODUCTS - MACHINE VISION SYSTEMS

Part of our business includes the development and supply of custom vision systems. Systems like the ones we develop are often referred to as application specific machine vision (ASMV) systems. ASMV systems are generally custom designed to perform a specific function. In addition, we have developed hardware and software products (the BrainTron processor and the Odysee Development Studio) for use in the development of vision systems.

         MACHINE VISION SYSTEMS - INDUSTRY BACKGROUND

The growth of the machine vision industry is dictated, on the one hand, by the technical difficulty of achieving accurate "computerized vision", and on the other hand, by the vast theoretical scope of the potential applications. The principal technical difficulties include the problems of compensating for background noise that masks or distorts objects, separating objects from their backgrounds, determining how much "similarity" must exist before two visual patterns are considered to represent the same object, and comparing physical objects which are only approximately "similar" in the first place.

As the technical difficulties are solved, the potential benefits and applications of computerized vision are large. In industrial quality control, computerized vision can replace (and perform inspections more accurately than) human inspectors. In industrial automation, computerized vision can be used to control industrial machines or robots. In security systems, computerized vision can be used to detect human visitors or intruders in video camera images. In military applications, computerized vision can be used in automated targeting systems. In medical applications, it can be used to improve diagnostic reliability.

The Automated Imaging Association ("AIA") has published extensive statistics on the market for machine vision systems. Principal statistics published by the AIA include the following:

- In 1998 the North American market for merchant machine vision systems was approximately $1.25 billion (in revenue), or approximately 30,900 units. These figures represented increases of approximately 1.5% (in revenue) or 22.7% (in units) over corresponding figures for 1997.

- The principal industrial applications of machine vision systems are inspection (e.g., inspection of products for quality control purposes), location analysis (e.g., control of industrial machines or robots, or control of fitting and assembly of products), and pattern recognition (e.g., optical character recognition). In 1998, inspection applications accounted for approximately 85% of the market by revenue, and approximately 42% by units. Location analysis applications accounted for approximately 11% of the market by revenue, and approximately 45% by units. Pattern recognition applications accounted for approximately 4% of the market by revenue and 13% of the market by units.

- The principal end users in the North American market for vision systems during 1998 were the following industries:

         Industry                           % by Revenue           % by Units
         --------                           ------------           ----------
         Semiconductors                           34%                  23%
         Electronics                              16%                  21%


         Containers                                3%                   6%
         Food                                      8%                   4%
         Wood                                      5%                   1%
         Transportation                            7%                   9%
         Fabricated metals                         2%                   2%
         Plastic                                   4%                   5%
         Printing                                  3%                   6%
         Medical / Pharmaceutical                  3%                   8%

- During 1998 suppliers of application specific machine vision (ASMV) systems accounted for approximately 54% of the market by revenue and 10% by units. Suppliers of general purpose vision systems accounted for 14% of the market by revenue and 35% by units. The remainder of the market was split among various sectors, including 3D based vision systems, web scanners, and x-ray vision based vision systems.

- During 1998 approximately 58% (by revenue) of all machine vision system sales were direct sales by suppliers. The remainder were through distributors or manufacturers' representatives.

The AIA has projected that by the year 2003, the North American market for vision systems will increase to approximately $2.1 billion in revenue, and approximately 55,000 units. These figures correspond to average annual growth rates of approximately 11% for market revenue and 12% for units during the period 1998 - 2003.

         MACHINE VISION SYSTEMS - TECHNICAL DESCRIPTION

Machine vision involves analysing visual images in a digital electronic form. To do so, a machine vision system must first express a visual image in digital form. The system must then analyse the digital data to recognize patterns or specific objects.

We separate the development of a vision system into the following modules, which correspond to the logical steps which must be followed in analysing an electronic visual image.

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

- It segments the data by identifying subsets of the digital data which represent candidates for physical objects that the vision system is intended to recognize.

- It transforms data by deriving selected numerical characteristics of the data subsets identified as potential objects. The numerical characteristics may include such quantities as the length or width of the object, or a series of numbers describing its colour or texture. The numerical quantities thus derived are stored as a vector, referred to as the "physical signature" of the potential object.

TRAINING AND MATCHING MODULE. The training and matching module performs two essential functions.

- It receives the physical signatures of potential objects and attempts to match them to the signatures of specified objects already stored in memory (the objects the system is trying to locate or recognize). The training and matching module "classifies" physical signatures by calculating how well they match the signatures stored in memory. Since physical objects are unlikely to be perfectly identical, or to be described perfectly by a digitized version of visual input, classification necessarily involves the comparison of approximate quantities. The classification of physical signatures thus requires a mathematical algorithm for deciding how closely a physical signature and a signature match. A variety of mathematical models, including fuzzy mathematics and standard probability error functions, can be used to fulfil this requirement. While the technical details of the mathematical models differ, they have the common object of producing a numerical measure of how closely two mathematical data vectors match.

- It refines the stored signatures to which future physical signatures can be matched, that is it "trains" the system for more accurate object recognition in the future. Depending on the mathematical algorithm used to identify matching signatures, the training and matching module can adjust the appropriate memory signatures, or the mathematical parameters or functions used in matching physical signatures to the signatures stored in memory.

CONTROL AND FEEDBACK MODULES. The control and feedback module controls input to, and output from, the system. The control and feedback module determines the extent to which the system is being trained and also permits direct operator participation in certain steps of the process, such as the identification of candidate objects or new objects. When a physical signature does not match any of the signatures stored in memory, the control and feedback module can also initiate procedures to create a "new" signature in memory, to be used in identify the "new" object in the future.

         MACHINE VISION SYSTEMS - CUSTOMER PROJECTS

In September 1999 we entered into a contract to develop a system for inspecting and sorting brake shoes for Satisfied Brake Products Inc. of Cornwall, Ontario. We agreed to develop the machine vision components of the system. A company named Mercator Robotec Inc. agreed to provide system integration services, to link our machine vision components with the mechanical control systems of the customer's production line. The machine vision components of the system were required to identify and separate approximately 200 different types of brake shoes, and to inspect the brake shoes visually for defects.

The price for the system was Cdn$100,000, or approximately US$68,000. We received approximately half of that price, with the other half going to Mercator Robotec Inc. The system was completed in January 2000, and is currently in operation. Our contract with Satisfied Brake Products Inc. represented our first major contract for the sale of a custom vision system.

In November 1999 we prepared a feasibility study for Toyota Canada Ltd. for the development of a system for inspecting and sorting automobile wheels. The proposed system will be required to identify and separate approximately 20 different types of automobile wheels, and to inspect the wheels visually for defects. The proposed price for the system is approximately US$90,000 (Cdn$130,000). We are pursuing negotiations with Toyota Canada Ltd. to obtain a contract.

We plan to pursue additional opportunities to supply machine visions systems for industrial applications. Investors are cautioned that most machine vision systems are designed for the specific needs of a particular customer, and represent isolated purchases by the customers in question. Accordingly, we have no assurance that we will be able to obtain additional contracts to supply machine vision systems, or that any customers we secure will become repeat customers.

         MACHINE VISION SYSTEMS - BRAINTRON PROCESSOR

In 1995 the Company developed the first generation of the BrainTron processor, which performs the functions of a training and matching module, as described above. The first generation BrainTron processor exists in hardware and software versions, both of which operate under the Windows NT operating system. Both versions can be used in final applications, although the software version was intended principally for initial testing. The hardware version is a plug-in computer card with five chips performing the following functions: communication with a host computer, control of data movement within the processor, generation of addresses to move data in memory, arithmetic operations, and random access memory (RAM).

The first generation BrainTron processor uses the principles of fuzzy mathematics to match physical signatures to signatures stored in memory. Training functions carried out by the BrainTron processor use the ORB algorithm, which includes a set of rules for making fuzzy sets either larger or smaller to reflect new data. Using the ORB algorithm, the first generation BrainTron processor expands or contracts the fuzzy sets being used to compare signatures and physical signatures. This process "trains" the system to require a close match in circumstances where a close match can be expected, and to accept a more approximate match where historical data shows that a close match will not likely be found.

During 1998 we commenced development of the second generation BrainTron processor. The second generation BrainTron processor uses revised mathematical algorithms to perform the classification and training functions. In performing its classification function, the second generation BrainTron processor uses a different mathematical formula for measuring how well two vectors (representing a signature and a physical signature) match. In performing its training function, the second generation BrainTron processor adapts a system to new pieces of information in a way that is independent of the order in which the new pieces of information are received. We believe that the enhancements to the second generation BrainTron processor allow it to carry out its classification and training functions more accurately and quickly.

The software version of the second generation BrainTron processor has been completed, and is undergoing testing. We expect to use the second generation BrainTron processor in any machine vision systems which we install in the near future. We have not yet commenced development of a hardware version of the second generation BrainTron processor, and do not have definite plans as to when, or whether, a hardware version will be built.

If suitable opportunities arise, we will license the BrainTron processor to other companies. However, we expect that the BrainTron processor will be used mainly as a component in custom vision systems which we develop for customers.

         MACHINE VISION SYSTEMS - ODYSEE DEVELOPMENT STUDIO

During 1999 we completed development of the Odysee Development Studio
("Odysee").

Odysee is designed to facilitate the expeditious and economical development of custom vision systems. Odysee stores and manipulates libraries of routines to perform the various functions which can be included within a vision system. Odysee includes a standardized interface to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. Odysee permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized Odysee interface. Odysee thus eliminates the need to write specialized computer code to link individual routines.

We initially developed Odysee for internal use, as an internal development tool. We have tried briefly to market Odysee, through a limited marketing program, as a development tool for use by other software companies and system integrators. To that end, we modified Odysee to include additional routines and functions, beyond those useful principally for vision systems. The additional routines include numerical calculation and statistical routines, to perform a variety of mathematical operations, and routines which can manipulate large databases. Our attempts to market Odysee have thus far not been successful, and we presently plan to use Odysee principally as an internal development tool, as initially conceived.

Development of Odysee has been funded in part by a grant from the National Research Council of Canada in the amount of $51,400.

The software by which Odysee links the various routines within its libraries is proprietary. However, we do not have proprietary ownership of the majority of the individual routines that can be used with Odysee, some of which are available in the public domain.

         MACHINE VISION SYSTEMS - COMPETITIVE POSITION

The Automated Imaging Association ("AIA") has identified various categories for companies operating in the vision systems industry. We believe that for purposes of analysing our competitive position, we would be classified as a merchant machine vision vendor.

According to data published by the AIA, over 250 merchant machine vision companies were active in the vision systems market during 1998, with over 200 of those based in North America. The AIA reported that for 1998, of 214 companies operating in North America:

(a) 139 companies (vs. 109 in 1997) operated with revenues of less than $5 million;

(b) 35 companies (vs. 29 in 1997) operated with revenues in the range of $5-10 million;

(c) 18 companies (vs. 22 in 1997) operated with revenues in the range of $10-20 million;

(d) 11 companies (vs. 9 in 1997) operated with revenues in the range of $20-30 million;

(e) 6 companies (vs. 6 in 1997) operated with revenues in the range of $30-40 million; and

(f) 5 companies (vs. 7 in 1997) operated with revenues in excess of $40 million.

We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that with the Standard Brake Products Inc. project, we have demonstrated an ability to complete sales to major industrial clients. However, we do not have an established track record of sales or profits to provide any reliable indication of an ability to attract significant market share or to operate profitably.

         SERVICES AND PRODUCTS - INTERNET TECHNOLOGIES

With the development of the IMPAC accelerator board, we intend to develop Internet-related products which utilize the data processing capabilities of the IMPAC board. In addition, following development of the Wizmaster program, we intend to pursue opportunities to develop additional products in cooperation with Sideware Systems Inc.

         INTERNET TECHNOLOGIES - DESCRIPTION OF THE IMPAC ACCELERATOR BOARD

On July 6, 1998 we entered into a Product Development Agreement with United Technologies Microelectronic Systems Inc. ("UTMC"), now a subsidiary of Aeroflex Inc. Under that agreement we agreed to cooperate with UTMC in the development of an Image Processor Accelerator Card ("IMPAC").

We originally intended to use the IMPAC board to design vision systems with increased computing speed and efficiency. IMPAC was designed to consist of the following principal blocks:

THE COMMUNICATIONS BLOCK , to control communication between IMPAC and the main computer in which IMPAC is installed, and between the individual blocks of IMPAC.

THE BRAINTRON BLOCK, to contain the second generation BrainTron processor and associated memory.

THE CAM ENGINE BLOCK, to contain UTMC's proprietary CAM (Content Addressable Memory) engine.

THE MICROPROCESSOR BLOCK, to contain a conventional microprocessor to perform computing functions which are not performed by the communication block, the BrainTron block or the CAM engine block.

The CAM (Content Addressable Memory) engine is an integrated circuit which searches computer memory according to the content of the memory, as opposed to the address of the memory. Rather than telling the user the contents of memory at a specific address, the CAM engine can tell the user the address at which the memory stores specific content (or the closest available match to the specific content). The CAM engine thus creates the ability to identify exact or close matches to specific data content at speeds which can not currently be achieved with PC-based software applications.

In December 1999 we completed development and de-bugging of a prototype IMPAC board. The prototype board includes a slot for later addition of the BrainTron processor (as opposed to a completed BrainTron block) as we have not yet developed a hardware version of the second generation BrainTron processor. In addition, we have completed drivers enabling IMPAC to perform basic input/output functions and to receive programming code from a host computer (so that IMPAC can be programmed to perform specific functions). These drivers are sufficient to permit us to begin testing IMPAC in specific applications. These functions, and the operation of the CAM engine block and microprocessor block, can be implemented without completing the BrainTron block.

         INTERNET TECHNOLOGIES - POTENTIAL APPLICATIONS AND MARKETING FOR
IMPAC

With the rapid growth in the market for Internet products, our current plan is to investigate potential Internet-related applications for the IMPAC board. We believe that the high speed data processing and matching capabilities of the IMPAC board may be used in applications which search, screen or filter data being transmitted over the Internet.

Examples of the potential applications which we intend to investigate including the following.

DATA BASE ACCELERATION. Data bases contain much of the data on the Internet. The ability to search those data bases efficiently is an important factor in the speed of the Internet. The operating speed of conventional random access memory is a limiting factor in the speed at which data bases can be searched. We believe that the IMPAC board may offer a more efficient means of searching Internet data bases.

VIRUS DETECTION APPLICATIONS. The transmission of computer viruses through the Internet is a growing problem. We are investigating the possibility of using the IMPAC accelerator board to develop a system which will screen Internet data streams for viruses. We believe that the IMPAC board may be well suited to this type of application, through its ability to compare a sample data stream with a large number of known viruses. We expect that any virus detection system which we develop using IMPAC will be suitable principally for major Internet sites, as the system is likely to be too expensive for individual PC users.

INTERNET LISTENING POSTS. We are also investigating the possibility of using IMPAC to develop systems which detect specified types of information being transmitted over the Internet. Systems of this nature could be used by firms seeking to maintain the security of their Internet sites and computer systems by detecting (and then preventing) the unauthorized transmission of certain types of secure information, or seeking to gather generic information on Internet traffic.

Investors are cautioned that our investigations into the use of the IMPAC board in Internet applications are in their initial stages. We have not materially advanced the development of any Internet-related application using the IMPAC board. There is no assurance that we will identify or complete any Internet-related application which can be profitably exploited. In addition, any Internet-related application which we develop may be offered in markets which are highly competitive. Until our product development plans are further advanced, we have no means of evaluating our potential competitive position in any markets we may attempt to exploit.

Simultaneously with the Product Development Agreement described above, we entered into a Manufacturing and Sales Agreement with UTMC. Under the Manufacturing and Sales Agreement, UTMC will have responsibility for manufacturing IMPAC, which we will purchase from UTMC. We will have responsibility for marketing and sales of IMPAC. UTMC will assist in the marketing and sales of IMPAC by referring customers to us, by including IMPAC on its website and in certain catalogues of UTMC, and by such other means as UTMC considers appropriate. UTMC will receive a commission of 10% on all business referred to us by UTMC, or 5% in cases where we also commenced an independent sales initiative.

         INTERNET TECHNOLOGIES - WIZMASTER

Pursuant to a Software Development Agreement with Sideware Systems Inc. dated September 20 1999, we have developed a computer program named Wizmaster. Wizmaster was designed to be included in the Dr. Bean program developed and marketed by Sideware Systems Inc.

Dr. Bean is designed for use by companies operating e-commerce web sites. Dr. Bean allows the company's customer service representatives to communicate directly with potential customers, through live chat over the Internet. Dr. Bean also incorporates a feature named "AutoService". The AutoService feature displays automated questions for customer response. Based on the response, the AutoService feature can provide an automated response to the customer's inquiry, display further questions, or route the customer to an appropriate customer service representative.

"Wizmaster" will be used in conjunction with the AutoService feature. Wizmaster will permit Dr. Bean users to create custom "knowledge trees" which specify the questions and possible responses to be used by the AutoService feature. Through a user friendly drag-and-drop procedure, Wizmaster permits the user to add a new question or response to the AutoService feature, and to link specified responses to specified questions.

Under the Software Development and License Agreement, Sideware Systems Inc. agreed to pay for the cost of developing Wizmaster on a cost plus 10% basis. The total amount paid by Sideware Systems Inc. was approximately $11,200, exclusive of taxes. Sideware Systems Inc. acquired, at no further charge, a perpetual worldwide license to use Wizmaster as part of Dr. Bean. We are prohibited from licensing Wizmaster to any other software developer (but not to systems integrators) for a period of one year from the date Wizmaster became generally available to purchasers of Dr. Bean (which occurred in December 1999).

If opportunities arise, we intend to market Wizmaster to systems integrators and (beginning in December 2000) to software developers. At the present time, we do not know whether any significant market for Wizmaster exists. We also intend to pursue opportunities to develop additional products that can be integrated with Dr. Bean.

PLAN OF OPERATION

At our current level of operation, we estimate that our monthly cash expenses are approximately $100,000 per month. We base this estimate on the following data:

(a) As at February 29, 2000 we employ 5 full time and 9 part time officers or employees. Our monthly salary costs are approximately $40,000 per month.

(b) For the year ended December 31, 1999 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $45,000 per month.

(c) During the year ended December 31, 1999 we paid $204,800, allocated to "Research and development", to North Shore Circuit Design for work on the IMPAC accelerator board. Most of the work of North Shore Circuit Design was complete by the end of 1999. We expect that we will pay North Shore Circuit Design approximately $50,000 for additional work during the first six months of 2000.

(d) During the year ended December 31, 1999 we also incurred capital expenditures of approximately $107,000, principally for leasehold improvements, computer equipment, and software. We do not expect to incur significant capital expenditures during the remainder of 2000 unless they result from an increase our level of operation.

As at February 29, 2000 our cash balance is approximately $1,350,000. Accordingly, at our current level of operation, our existing cash balances should be sufficient to pay our anticipated cash expenditures to December 31, 2000.

During the first six months of 2000 we will pursue the following projects and objectives:

1.       Obtaining additional contracts for custom vision systems.

2. Continued development of, and identifying applications for, the IMPAC accelerator board.

3. Pursuing opportunities to develop additional products in cooperation with Sideware Systems Inc.

4.       Continued development of the second generation BrainTron processor.

If we do not have sufficient financial resources to pursue all of these objectives, funds will be allocated in the order of priority set out above.

We do not plan to increase our operating expenses significantly, or to incur substantial capital expenditures, unless we begin to generate sales revenue or unless we raise additional capital. At present, we do not have specific plans to raise additional capital. We believe that if we identify additional development projects which we consider worth pursuing, we will likely try to raise up to $4,000,000 in private placement financing.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and do not have an established record of sales or established distribution channels for our products or services. In order to continue as a going concern, we will have to begin generating significant sales revenue.

RESEARCH AND DEVELOPMENT

During the year ended December 31, 1998 we incurred research and development expenses of $321,378, which included $116,204 paid to North Shore Circuit Design for work on the IMPAC accelerator board. During the year ended December 31, 1999 we incurred research and development expenses of $ 579,441, which included $204,800 paid to North Shore Circuit Design.

Other than payments to North Shore Circuit Design, substantially all of our research and development expenses consist of internal personnel costs allocated to research and development.

During the first six months of 2000, we expect to pay approximately $50,000 to North Shore Circuit Design to complete its work on the IMPAC board. Otherwise, we expect to complete substantially all of our research and development work through our own employees.

INTELLECTUAL PROPERTY

We believe that software and related technical data which we have developed constitute intellectual property belonging to us. The software and technical data over which we assert intellectual property rights include principally the following:

(a) software we have written and incorporated in the Odysee Development Studio, including the software by which Odysee links the various subroutines within its libraries;

(b) software and design specifications incorporated in the second generation BrainTron processor;

(c) software routines which we develop from time to time in developing vision systems; and

(d)      software written in developing the Wizmaster program.

We have also registered the trademarks "BrainTech" and "BrainTron" with the United States Patent and Trademark office.

Under our Product Development Agreement with UTMC dated July 6, 1998, we and UTMC own jointly all intellectual property created in the development of the IMPAC accelerator board. The stipulations as to joint ownership do not apply to pre-existing intellectual property owned by either us or UTMC, or to improvements or modifications to such pre-existing intellectual property.

Pursuant to a License Agreement dated January 13, 1995 with Willard W. Olson, we hold a non-exclusive license to use Olson Reticular Brainstem algorithm ("ORB"). The term of the license is for 10 years, expiring in January, 2005.

ORB is a method of pattern classification which includes the following features:

(a) ORB measures the similarity of two visual patterns by developing a mathematical measurement for the degree of similarity in various features in the patterns.

(b) ORB uses fuzzy mathematics to measure the similarity in individual features.

(c) ORB is adaptive, in the sense that the mathematical criteria which it uses in comparing features can be modified to take account of new data, as new patterns are observed. In this way, a system using ORB can be "trained" over time to recognize and distinguish visual patterns more accurately.

We understand that Olson holds a license from Motorola Corp., pursuant to which he was given the authority and legal power to grant the license given to us under the License Agreement. We do not have a complete copy of the license agreement between Motorola Corp. and Olson, which has been withheld on grounds of confidentiality. We are thus not able to confirm directly the authority and legal power of Olson to grant the license contained in the License Agreement. However, attorneys for Olson have provided us with copies of certain provisions contained in the license agreement between Motorola Corp. and Olson, which provisions appear to us to authorize the license granted to us pursuant to the License Agreement. In addition, we have made it publicly known for over three years that we have used the ORB algorithm in the development of the first generation BrainTron processor, and have received no notice of any objection from Motorola Corp. We have no reason to believe that our use of the ORB algorithm is not properly authorized under the License Agreement.

ORB is the subject matter of U.S. Patent #5,390,261 (expiry date February 14,
2012) and Taiwan Patent No. 62531, currently owned by Motorola Corp. To the best of our knowledge, neither patent has been challenged in any form of court proceedings, with the result that there exists no judicial confirmation of the validity or enforceability of the patents. We can not assure that any of the patents referred to herein are valid or enforceable.

The first generation BrainTron processor was designed incorporating ORB. ORB is not utilized in the second generation BrainTron processor.

Our ability to compete successfully will depend in part on our ability to protect our proprietary technology and information. Apart from the BrainTech and BrainTron trademarks, we have not applied for registration of intellectual property rights in respect of any of our software (although certain forms of legal protection, such as copyright ownership, are available without registration). Although we attempt to prevent improper disclosure of our proprietary technology, we cannot assure that the measures we take will be adequate, or that competitors will not be able to develop similar technology independently. Further, we can not assure that claims allowed on any patent we obtain will be broad enough to protect our technology, that any patent applications will ultimately be successful, or that foreign intellectual property laws will protect our intellectual property. We may have to resort to litigation to enforce or determine the validity and scope of our proprietary rights. Litigation of this nature would likely be expensive, and its outcome uncertain.

We have no pending claims against us for infringement of any patents or other intellectual property rights of others. We have no reason to believe that we infringe any intellectual property rights of others, although we do not conduct systematic patent searches to determine whether any of our products infringe existing patent rights. Whether or not we are actually infringing the rights of third parties, claims of infringement may be advanced against us, forcing us either to defend costly litigation or to purchase license rights from third parties. If we are forced to purchase license rights from third parties, we can not assure that we will be able to do so on commercially reasonable terms, or at all.

ITEM 2. DESCRIPTION OF PROPERTY

Our head office premises are located in North Vancouver, British Columbia, Canada. Prior to September 1, 1998 the North Vancouver premises occupied approximately 7,900 square feet. Effective September 1, 1998 additional space was added to the premises, increasing the area to 14,867 square feet. We share the North Vancouver premises with Sideware Systems Inc., a software development company. The term of the lease expires August 31, 2003.

The lease provides for annual minimum rent of approximately $140,000 (equal to approximately $8.84 per square foot) for the first year of the lease commencing September 1, 1998 and ending August 31, 1999. Annual minimum rent under the lease escalates to $9.01 per square foot in the second year, $9.18 per square foot in the third year, $9.35 per square foot in the fourth year, and $9.52 per square foot in the fifth year. In addition, the lease requires payment of additional costs relating to property taxes and common area maintenance costs. Those costs are presently approximately $2.80 per square foot.

We operate our head office premises under a Cost Sharing and Allocation Agreement with Sideware Systems Inc. Prior to October 1999 we shared the costs of the premises with Sideware Systems Inc. equally. In October 1999 we agreed with Sideware Systems Inc. to re-allocate the premises costs 20% to us and 80% to Sideware Systems Inc. effective from January 1, 1999, as Sideware Systems Inc. employs substantially more personnel, and thus makes greater use of the premises.

The landlord under the lease is HOOPP Realty Inc., an arm's length company . The tenant under the lease is Techwest Management Inc., a company of which Owen Jones and Grant Sutherland are each directors, and in which Owen Jones and Grant Sutherland are each one third shareholders. We are a co-covenantor under the lease, along with Sideware Systems Inc. The costs of Techwest Management Inc. under the lease are passed through to us and Sideware Systems Inc. without any additional charges or mark-up.

Effective July 1, 1999 we have contracted for additional leasehold premises in Vancouver, B.C. We have entered into:

(a) a lease covering the premises at Suite 1620, 777 Dunsmuir Street (the "Original Premises") for the period July 1, 1999 to June 30, 2002, and covering the premises at Suite 1600, 777 Dunsmuir Street (the "Extended Premises") for the period December 1, 2000 to June 30, 2002; and

(b) an Assignment of Lease covering the Extended Premises for the period July 1, 1999 to November 30, 2000.

The total space included in the Original and Extended Premises is 8,325 square feet. The landlord of the Original and Extended Premises is Pacific Center Leaseholds Limited, an arm's length company.

The tenant under the lease described in (a) is Techwest Management Inc. We are an indemnifier under the lease, along with Sideware Systems Inc. As an indemnifier, we are liable to perform all of the obligations of the tenant under the lease, including the payment of rent.

The assignor under the assignment described in (b) is SJM Management Ltd., a private management company which holds a lease in respect of the Extended Premises covering the period July 1, 1999 to November 30, 2000. Grant Sutherland holds a one third beneficial interest in SJM Management Ltd. Prior to July 1, 1999 the Extended Premises were occupied by the law firm Sutherland Johnston MacLean, in which Mr. Sutherland was a partner. Under the assignment, SJM Management Ltd. assigned its interest in respect of the Extended Premises to Techwest Management Inc., which agreed to perform all of the obligations of the tenant under the lease. We are an indemnifier under the assignment, along with Sideware Systems Inc. As an indemnifier, we are liable to perform all of the obligations of the assignee, including the payment of rent.

Under the lease described in (a), the rent payable with respect to the Original Premises for the period July

1, 1999 to June 30, 2002 is approximately $43,860 per annum (approximately $11.22 per square foot) payable in equal monthly installments of $3,655. The rent payable with respect to the Extended Premises for the period December 1, 2000 to June 30, 2002 is approximately $49,500 per annum (approximately $11.22 per square foot) payable in equal monthly installments of $4,130. In addition to rent, monthly charges are payable for maintenance fees, utilities and taxes. We anticipate that the additional monthly charges will be approximately $ 3,400, based on initial invoices submitted by Pacific Centre Leaseholds Limited.

Under the assignment described in (b), the rent payable with respect to the Extended Premises for the period July 1, 1999 to November 30, 2000 is approximately $43,540 per annum (approximately $9.86 per square foot) payable in equal monthly installments of $3,630. In addition, monthly charges of approximately $3,400 per month are payable for maintenance fees, utilities, and taxes.

Sutherland Johnston, a law firm in which Grant Sutherland is a partner, will continue to occupy a portion of the Extended Premises. Sideware Systems Inc. and Sutherland Johnston will be responsible for a portion of the costs relating to the Original and Extended Premises depending on the relative use of those premises by those parties. We expect that for the foreseeable future, we will:

(a)      bear approximately 10% of the cost of the Extended Premises; and

(b)      not use, and thus not bear any of the cost of, the Original Premises.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in the following material court proceedings.

1. JMF MANAGEMENT INC. ET AL V. BRAINTECH, INC. ET AL, BRITISH COLUMBIA SUPREME COURT ACTION NO. C990550

On February 1, 1999 JMF Management Inc. and Manfred Kurschner commenced legal proceedings against us and TechWest Management Inc. Mr. Kurschner is our former Manager of Investor Relations and JMF Management Inc. is Mr. Kurschner's personal management company. The Plaintiffs claim approximately $100,000 in damages for alleged breach of a stock option agreement and approximately $7,500 alleged to be owing pursuant to a consulting agreement. We have filed a defence and counterclaim. Our counterclaim claims damages for breach of fiduciary duty and negligence. No depositions have been conducted in the action and no trial date has been set. The outcome of the action is uncertain.

2. CACTUS CONSULTANTS CO. LTD. V. BRAINTECH, INC. ET AL, BRITISH COLUMBIA SUPREME COURT ACTION NO. C991377

On March 16, 1999 Cactus Consultants Co. Ltd., Crystal Securities Inc., and Elmswell Investments Inc. commenced legal proceedings against us and certain of our present and former directors. The Plaintiffs claim $606,000 as damages for breach of contract and conversion of stock certificates. Our records show that during the fiscal year ending December 31, 1995, a total of 3,000,000 shares of common stock were subscribed at a price of $0.25 per share, and that we received $606,000 of the subscription amount. Prior to December 31, 1998 we recorded $606,000 as "subscriptions received" on our financial statements. Subsequent to the commencement of court action, we have recorded the same amount as "amounts in dispute". We have filed a defence and counterclaim alleging that the plaintiffs and Jan Olivier, a former promoter of our company, caused share certificates to be issued to the plaintiffs improperly, and caused our funds to be used for unauthorized and improper purposes. The action has been set for trial in July 2001. The outcome of the action is uncertain.

3. BRAINTECH, INC. V. JOHN KOSTIUK, DISTRICT COURT OF HARRIS COUNTY ACTION 96-55978; BRITISH COLUMBIA SUPREME COURT ACTION C972736 - COURT OF APPEAL ACTION CA024459

On May 7, 1997 we obtained judgment for damages in the amount of $300,000 in legal proceedings commenced in the District Court of Harris County in the State of Texas against John Kostiuk, a resident of British Columbia, for defamatory and injurious statements which Mr. Kostiuk caused to be published about us over the Internet. On April 2, 1998 we obtained a judgement of the Supreme Court of British Columbia enforcing the Texas judgment.

Effective October 31, 1998 Sideware Systems Inc. purchased a 50% interest in the judgment for a purchase price of $136,000. Our agreement with Sideware Systems Inc. provided that the purchase price would be adjusted depending on the benefit ultimately received by Sideware Systems Inc. On March 18, 1999 the British Columbia Court of Appeal reversed the judgment of the British Columbia Supreme Court, rendering the judgment (subject to any further appeal) unenforceable against any assets of John Kostiuk in British Columbia. Subsequent to the decision of the British Columbia Court of Appeal, we returned the $136,000 paid by Sideware Systems Inc. We have filed an Application for Leave to Appeal to the Supreme Court of Canada. That application is pending. Any recovery in the proceeding must be considered speculative.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol "BNTI".

The following table shows the high and low sale prices for our common shares for the quarters indicated.

1999                                High              Low              Close
----                                ----              ---              -----
                                     ($)               ($)              ($)
Fourth Quarter                      1.18              0.20              1.06
Third Quarter                       0.33              0.21              0.27
Second Quarter                      0.43              0.17              0.31
First Quarter                       0.31              0.14              0.17


1998
----

Fourth Quarter                      0.37              0.195             0.25
Third Quarter                       1.08              0.234             0.27
Second Quarter                      0.94              0.43              0.73
First Quarter                       0.63              0.29              0.50

1997
----

Fourth Quarter                      0.39              0.15              0.21
Third Quarter                       0.48              0.20              0.34
Second Quarter                      0.51              0.26              0.30
First Quarter                       0.57              0.29              0.41

The source of this information is the OTC-BB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Subsequent to December 31, 1999 our share price has appreciated substantially. The closing price for our shares on March 1, 2000 was $2.56.

During the fiscal year ending December 31, 1998 we filed a Form 10-SB to register our common shares under the SECURITIES EXCHANGE ACT of 1934 (the "Exchange Act"). We file information on the forms specified under the Exchange Act and Rules promulgated thereunder. Our 10-KSB filing for the year ended December 31, 1999 and our 10-QSB filings for the first quarter of 1999 were not filed in a timely manner, as our financial statements for the fiscal year ending December 31, 1998 and the quarter ending March 31, 1999 were not available in time for a timely filing.

11,095,000 shares issued pursuant to private placements conducted during 1999 constitute "restricted securities" for the purposes of the Securities Act of 1933, and can not be sold by the holders thereof as at the date of this Annual Report. We are in the process of filing a registration statement under the Securities Act of 1933 to qualify those shares for resale. As at the date of this Annual Report, our registration statement has not become effective.

HOLDERS

As at February 29, 2000 we have 45,719,333 shares issued and outstanding. We have approximately 250 registered shareholders. Approximately 24 million shares are registered in the name of CEDE & Co., a depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 4,000 beneficial shareholders.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ending December 31, 1996 we issued 4,683,333 shares in private placements. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). We received consideration of $953,790, net of legal costs. 950,000 shares were issued January 4, 1996 at a price of $0.1895 per share (equivalent to gross proceeds of $180,000). 733,333 shares were issued April 3, 1996 at a price of $0.2523 per share (equivalent to gross proceeds of $185,000). 2,000,000 shares were issued June 5, 1996 at a price of $0.20 per share (equivalent to gross proceeds of $400,000). 1,000,000 shares were issued September 23, 1996 at a price of $0.20 per share.

During the fiscal year ending December 31, 1996 we issued 1,200,000 shares at a deemed value of $240,000 to one of our former directors and a consultant in payment of performance bonuses for technical services rendered to us. 400,000 shares were issued on December 26, 1996 to Paco Nathan, then one of our directors, at a deemed value of $80,000. 800,000 shares were issued on December 26, 1996 to Brad Martin at a deemed value of $160,000. Brad Martin is a principal of North Shore Circuit Design, a software consulting firm located in Austin, Texas. North Shore Circuit Design provided services to us in relation to the development of the BrainTron processor. These shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act.

During the fiscal year ending December 31, 1997 we issued 3,000,000 shares in private placements. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act. We received consideration of $548,270.50, net of legal costs. 1,000,000 shares were issued March 20, 1997 at a price of $0.20 per share (equivalent to gross proceeds of $200,000). 1,000,000 shares were issued May 29, 1997 at a price of $0.20 per share (equivalent to gross proceeds of $200,000). 1,000,000 shares were issued December 24, 1997 at a price of $0.15 per share (equivalent to gross proceeds of $150,000).

In May 1997 we issued 300,000 shares at a deemed value of $60,000 to Paragon Communications in consideration for investor relations services. These shares were issued pursuant to exemptions from registration Section 4(2) of the Securities Act.

During the first half of 1998 we issued 1,600,000 shares in a private placement. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act. We received consideration of $396,870, net of legal costs. 1,200,000 shares were issued on March 27, 1998 at a price of $0.25 (equivalent to gross proceeds of $300,000). Grant Sutherland, one of our directors, was the beneficial purchaser of 780,000 of the 1,200,000 shares. 400,000 shares were issued on May 4, 1998 at a price of $0.25 (equivalent to gross proceeds of $100,000).

In July and August 1998 we issued 900,000 shares on the exercise of stock options granted to our directors, officers, employees and consultants. We received consideration of $180,000. Directors exercised 600,000 of the 2,200,000 options. These shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act.

In September 1998 we conducted a private placement of 1,250,000 shares at $0.20 per share. The shares were issued pursuant to exemptions from registration pursuant to Rule 504 of Regulation D under the Securities Act. We received consideration of $248,750, net of legal costs. Grant Sutherland, one of our directors, was the beneficial purchaser of 300,000 of the shares.

In March 1999 we conducted a private placement of 4,400,000 shares at $0.15 per share. The shares were issued pursuant to exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act. We received gross proceeds of $660,000. Grant Sutherland and Owen Jones, members of our Board of Directors, purchased 1,000,000 shares each.

In June 1999 we conducted a private placement of 2,600,000 shares at $0.15 per share. The shares were issued pursuant to exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act. We received gross proceeds of $390,000. None of our directors participated in this private placement.

In September and October 1999 we conducted private placements of 2,935,000 shares at $0.15 per share. The shares were issued pursuant to exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act. We received gross proceeds of $440,250. Beau-J Holdings Ltd., a private holding company owned by Grant Sutherland, one of our directors, purchased 1,135,000 shares. Owing to administrative delays, 450,000 of the shares were issued in December 1999 and 135,000 of the shares were issued in February 2000.

In December 1999 we conducted a private placement of 1,160,000 shares at $0.60 per share. The shares were issued pursuant to exemptions from registration pursuant to Rule 506 of Regulation D under the Securities Act. We received gross proceeds of $696,000. Grant Sutherland, one of our directors, purchased 150,000 shares. Owing to administrative delays, 150,000 of the shares were issued in February 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

Our company was incorporated in 1987. In 1994 we began developing products for use in visual recognition systems. In the last half of 1999, we secured our first major contract to develop a custom vision system. During the last half of 1999 we also completed the first prototype of the IMPAC accelerator board. We plan to use the IMPAC board to develop technologies which search, filter, and interpret data found or transmitted on the Internet.

As of December 31, 1999 we have incurred aggregate net losses of approximately $7.0 million since we entered the technology field in 1994. We expect to continue to incur significant operating losses over the foreseeable future. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

During the year ended December 31, 1999 we did not receive any operating revenue. We completed the majority of the work on our brake shoe sorting and inspection system for Satisfied Brake Products Inc., and held a deposit of $21,506 in respect of that work. In addition, we completed the Wizmaster project for Sideware Systems Inc. However, as neither project was fully invoiced or paid prior to December 31, 1999, revenue from those projects will be recognized in our 2000 fiscal year.

During the fiscal year ended December 31, 1998, we received operating revenue of $57,510 from the sale of vision systems and related services. We received:

(a) $18,000 from Epson Portland Inc. for sale of the Company's print quality inspection system;

(b) $30,000 from Cordis, a Johnson & Johnson company, for a feasibility study in respect of a shunt inspection system;

(c) $7,500 from Tantus Electronics Corp. in respect of a proposed fruit inspection system for Sunkist Growers; and

(d) $2,010 from NGI Technology, Inc. for a purchase of the BrainTron processor.

Cost of sales for the fiscal year ended December 31, 1998 were $30,005. This figure included $1,250 in hardware costs and $28,755 in internal manpower costs. The internal manpower costs related to work done on those projects which generated revenue, as described above. As we had no operating revenue for the year ended December 31, 1999, we had no cost of sales during that period either.

Research and development expenses for the year ended December 31, 1999 were $579,441, compared with $321,378 for the year ended December 31, 1998. Research and development expenses include salaries and bonuses allocated to research and development, which totalled $315,458 during 1999 and $230,553 during 1998. Research and development expenses for 1999 and 1998 also include payments to North Shore Circuit Design of Austin, Texas for work on the IMPAC accelerator board. Those payments totalled $204,800 during 1999 and $116,294 during 1998. We report our research and development expenses net of government grants, which totalled $5,460 during 1999 and $45,890 during 1998. The grant funds were used for the development of the Odysee Development Studio.

Consulting and contractor expenses were $nil for the year ended December 31, 1999, compared with $24,785 for the year ended December 31, 1998. Consulting and contractor expenses for 1998 included approximately $17,000 spent in preparing a business plan. There was no similar expense during 1999.

Our selling, general, and administrative expenses decreased from $1,786,410 for the year ended December 31, 1998 to $650,715 for the year ended December 31, 1999. Our selling, general, and administrative expenses include several categories of expenditure, including salaries not allocated to research and development. Accordingly, several factors contributed to the decrease. The principal factors were as follows:

(a) Our compensation expense for employee stock options decreased from $927,800 to $2,000. We incur a compensation expenses when we issue stock options to employees with an exercise price below the prevailing price for our stock.

(b) Salaries and benefits decreased from $298,430 to $143,865. The principal reason for this decrease was the adjustment to our cost sharing agreement with Sideware Systems Inc., described below under the heading "Certain Transactions".

(c) During 1999 we incurred a foreign exchange loss of $50,619. By comparison, during 1998 we incurred a foreign exchange gain of $36,743. Our foreign exchange gains and losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.

(d) Accounting costs increased from approximately $54,000 to approximately $66,000. The principal reasons for this increase were costs incurred in filing reports required under the Securities and Exchange Act of 1934 and costs incurred in resolving accounting issues relating to our stock option plan.

(e) Travel and trade show costs decreased from approximately $56,000 to approximately $41,000, principally as a result of reduced trade show participation.

(f) Premises costs decreased from approximately $63,000 to approximately $16,400, principally as a result of the adjustment made to our cost sharing agreement with Sideware Systems Inc.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

During the year ended December 31, 1998 we received operating revenue of $57,510 from the sale of prototype vision systems and related services. A breakdown of this revenue, and the associated cost of sales, is given in the preceding section. During the year ended December 31, 1997 we did not receive any operating revenue. As we had no operating revenue during 1997, we had no cost of sales either.

Research and development expenses for the year ended December 31, 1998 were $321,378, compared with $148,527 for the year ended December 31, 1997. Research and development expenses during 1998 included $116,294 paid to North Shore Circuit Design of Austin, Texas for work on the IMPAC accelerator board and on a prototype vision system. By comparison, during 1997 we paid North Shore Circuit Design $11,000 for work on the prototype vision system (which amount was allocated to "Consulting and contractors" in our December 31, 1997 financial statements). The balance of the increase in research and development expenses from 1997 to 1998 was due principally to an increase in the number of our research and development personnel.

Consulting and contractor expenses increased to $24,785 for the year ended December 31, 1998 from $17,770 for the year ended December 31, 1997. Consulting and contractor expenses during 1998 included approximately $17,000 spent in preparing a business plan. There was no similar expense during 1997. During 1997 we paid North Shore Circuit Design approximately $11,000 for work on a prototype vision system. As stated above, during 1998 payments to North Shore Circuit Design were allocated to research and development.

General, selling, and administrative expenses increased from $763,745 for the year ended December 31, 1997 to $1,786,410 for the year ended December 31, 1998. The principal factors which contributed to the increase were as follows:

(a) Our compensation expense for stock options increased from $200,000 to $927,800.

(b) Salaries and benefits increased from $215,014 to $298,430, principally as a result of hiring additional personnel.

(c) Legal costs increased from approximately $80,000 during 1997 to approximately $116,000 during 1998, principally as a result of costs incurred in registering our shares pursuant to the Securities Exchange Act of 1934 and in legal disputes.

(d) Accounting costs increased from approximately $14,000 to approximately $54,000, principally as a result of costs incurred in registering our shares under the Securities and Exchange Act of 1934.

(e) Travel and trade show costs increased from approximately $40,000 to approximately $56,000, principally as a result of increased trade show participation.

(f) Equipment rental increased from approximately $800 to approximately $15,000. This increase resulted from payments which we made to reimburse Techwest Management Inc. for a portion the cost of certain equipment. The equipment in question was acquired by Techwest Management Inc. through a sale to, and lease back from, a financial institution. As both our company and Sideware Systems Inc. used the equipment, each company reimbursed Techwest Management Inc. for 50% of the lease payments.

(g) During 1998 we also paid approximately $31,000 (inclusive of applicable taxes) as compensation for the services of Grant Sutherland, our corporate Chairman. Mr. Sutherland did not receive any cash remuneration during 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999 we raised approximately $2.1 million in financing through private placements of shares. In addition, between December 31, 1999 and February 29, 2000, we have received approximately $830,000 from the exercise of incentive stock options. As at February 29, 2000 our cash balance is approximately $1,350,000.

At our current level of operation, we estimate that our monthly cash expenses are approximately $100,000 per month. We base this estimate on the following data:

(a) As at February 29, 2000 we employ 5 full time and 9 part time officers or employees. Our monthly salary costs are approximately $40,000 per month.

(b) For the year ended December 31, 1999 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $45,000 per month.

(c) During the year ended December 31, 1999 we paid $204,800, allocated to "Research and development", to North Shore Circuit Design for work on the IMPAC accelerator board. Most of the work of North Shore Circuit Design was complete by the end of 1999. We expect that we will pay North Shore Circuit Design approximately $50,000 for additional work during the first six months of 2000.

(d) During the year ended December 31, 1999 we also incurred capital expenditures of approximately $107,000, principally for leasehold improvements, computer equipment, and software. We do not expect to incur significant capital expenditures during the remainder of 2000 unless they result from an increase our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period March 1, 2000 to December 31, 2000, will be approximately $1,000,000. for the period March 1, 2000 to December 31, 2000. Accordingly, at our current level of operation, our existing cash balances should be sufficient to pay our anticipated cash expenditures to December 31, 2000.

We do not plan to increase our operating expenses significantly, or to incur substantial capital expenditures, unless we begin to generate sales revenue or unless we raise additional capital. At present, we do not have specific plans to raise additional capital. We believe that if we identify additional development projects which we consider worth pursuing, we will likely try to raise up to $4,000,000 in private placement financing.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

Our Year 2000 compliance program was conducted under the direction of our systems administrator. Beginning in the middle of 1998, our systems administrator commenced analyzing individual components of our computer systems to identify any components which were not Year 2000 compliant.

Our systems administrator confirmed that all of the individual computers in our system are Year 2000 compliant. The only software component that was identified as potentially non-compliant was our accounting system. In May 1999 we replaced our accounting system with a Year 2000 compliant system. The cost of the system was approximately $40,000, which was shared with Sideware Systems Inc.

As at the date of this Annual Report, we have not encountered any material Year 2000 problems. All of our products are Year 2000 compliant and we believe that all of our internal systems are Year 2000 compliant. As a result, we have not developed any contingency plan.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes consistent accounting and reporting standards for derivative instruments and hedging activities. As of December 31, 1999 we have not adopted this standard and do not expect to do so prior to its required application date. To December 31, 1999 we do not believe we have entered into significant instruments that are subject to SFAS 133. However, we are continuing to review and evaluate SFAS 133 and its impact.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES AND INFLATION

While we record our financial statement in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 1999 we incurred a foreign exchange loss of $50,619. The foreign exchange loss resulted principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. As at the date of this Annual Report, we have not engaged in exchange rate hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 1998 and December 31, 1999 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As at December 31, 1999 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this Annual Report. The fair value of all financial instruments at December 31, 1999 is not materially different from their carrying value.

To December 31, 1999, substantially all revenues and the majority of our costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

ITEM 7.  FINANCIAL STATEMENTS

          Each of the following items are contained in the Company's Consolidated Financial Statements and are set forth herein.

      (i)   Report of KPMG, Independent Auditors;

      (ii)  Balance Sheets as of December 31, 1998 and 1999;

      (iii) Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999;

      (iv) Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999;

      (v) Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999 and for the period from January 1, 1995 to December 31, 1999; and

      (vi)  Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth certain information, as of February 29, 2000, with respect to our directors, executive officers and key employees.

         NAME                         AGE         POSITION
         ----                         ---         --------
         Owen L.J. Jones              48          President, Chief Executive Officer and Director
         W. Grant Sutherland          53          Chairman of the Board of Directors
         James L. Speros              41          Vice President

OWEN L.J. JONES has been our President, Chief Executive Officer and a director since December 1993. Prior to joining our Board of Directors, Mr. Jones was the V.P. Sales, Marketing and Technology of Evergreen International Technology Inc. (now Sideware Systems Inc.), a software development company whose shares trade on the Canadian Venture Exchange and the OTC Bulletin Board. Mr. Jones resigned from his position with Evergreen International Technology Inc. in December 1993. In May 1995 Mr. Jones was elected as a director of Evergreen International Technology Inc., and shortly thereafter assumed the responsibilities of President and Chief Executive Officer of that company. Subsequent to May 1995 Mr. Jones has divided his time and effort between our affairs and the affairs of Sideware Systems Inc. Mr. Jones is not a director of any public companies other than BrainTech, Inc. and Sideware Systems Inc.

W. GRANT SUTHERLAND was appointed one of our directors, and Chairman of our Board of Directors, in November 1995. Mr. Sutherland is a licensed lawyer in the Province of British Columbia, and has been engaged in the private practice of law for 26 years, currently as a partner in the Vancouver law firm Sutherland Johnston. Mr. Sutherland has also been a director of Sideware Systems Inc. since May 1993. Since November 1995, Mr. Sutherland has devoted the majority of his time and effort to our affairs and those of Sideware Systems Inc., and presently divides his time between our affairs and those of Sideware Systems Inc. Mr. Sutherland is not a director of any public companies other than BrainTech, Inc. and Sideware Systems Inc.

JAMES L. SPEROS was appointed a director, and our Vice President, on September 15, 1998. Mr. Speros is also a director of Sideware Systems Inc. and President and Chief Operating Officer of Sidweware Corp., a wholly owned subsidiary of Sideware Systems Inc. From June 1993 to January 1997 Mr. Speros was the President and owner of two professional sports franchises, the Baltimore Stallions and Montreal Alouettes of the Canadian Football League. From January 1997 to February 1999 Mr. Speros was President of Exploration Mirandor, a mining exploration company. Mr. Speros is also a director of Consolidated Maymac Petroleum Corp., a public company trading on the Canadian Venture Exchange.

Owen Jones and Grant Sutherland were directors of Sideware Systems Inc. at times when two bankruptcy petitions under the BANKRUPTCY AND INSOLVENCY ACT (Canada) were brought in the Supreme Court of British Columbia against that company by former directors of that company or private corporations controlled by them. Both bankruptcy petitions were dismissed in January 1998.

Our directors will hold office until they resign, or until our next shareholders' meeting.

Section 16(a) of the EXCHANGE ACT requires BrainTech's Directors, executive officers and persons who own more than 10% of its common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership of its common stock. SEC regulations require Reporting Persons to give BrainTech copies of all section 16(a) reports they file. Based solely on BrainTech's review of copies of those reports or written representations from Reporting Persons, BrainTech believes that during the last fiscal year ended December 31, 1999, all Reporting Persons complied with all applicable filing requirements except as follows:

(1) Grant Sutherland filed a Form 4 relating to transactions in December 1999 on February 24, 2000, which was 45 days late. The Form 4 reported 16 transactions.

(2) Grant Sutherland filed a Form 5 relating to transactions during 1999 on February 24, 2000, which was 10 days late. The Form 5 reported 6 transactions.

ITEM 10.  EXECUTIVE COMPENSATION

During our last completed fiscal year our only named executive officer was our Chief Executive Officer. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.

                           SUMMARY COMPENSATION TABLE

--------------------------------------- ------------------------ -------------------------- -----------------------------
                                                                                                       Awards
                                                                    Annual Compensation        Securities Underlying
Name and Principal Position                     Period                  Salary ($)              Options Granted (#)
--------------------------------------- ------------------------ -------------------------- -----------------------------
Owen L.J. Jones (1)                     December 31, 1999                 $16,320                      27,250
PRESIDENT, CEO, AND DIRECTOR
--------------------------------------- ------------------------ -------------------------- -----------------------------
                                        December 31, 1998                 $34,000                        --
--------------------------------------- ------------------------ -------------------------- -----------------------------
                                        December 31, 1997                 $20,400                     1,500,00
--------------------------------------- ------------------------ -------------------------- -----------------------------

(1) From August 1, 1995 until April 30, 1998, Mr. Jones received a salary of approximately $40,800 per year from Techwest Management Ltd. Effective May 1, 1998 Mr. Jones' monthly salary was increased to approximately $6,800 per month. Prior to January 1999, we shared the cost of Mr. Jones' salary payments equally with Sideware Systems Inc. In October 1999 we agreed with Sideware Systems Inc. to re-allocate Mr. Jones' salary costs 80% to Sideware Systems Inc. and 20% to us, owing to the higher level of business activity in Sideware Systems Inc., and its corresponding greater demand on Mr. Jones' time. In April 1998 and April 1999, Mr. Jones also received bonus payments of approximately $68,000, the cost of which was born entirely by Sideware Systems Inc.

The following table sets forth information on grants of stock options to our Chief Executive Officer during our last three fiscal years:

                                  OPTION GRANTS

---------------- --------------------- ------------- -------------- ------------------------------ ----------------
                                                                            Market Value
                                           % of                               of Shares
                                          Total        Exercise          Underlying Options
                     Shares Under        Options         Price             on the date of              Expiry
     Name          Options Granted      Granted(3)     ($/share)         Grant($/share) (4)             Date
---------------- --------------------- ------------- -------------- ------------------------------ ----------------
Owen L.J.Jones       1,500,000(1)         19.4%          $0.20                  $0.23                 12/17/02
                        27,500(2)          0.4%          $0.20                  $0.20                  2/04/04
---------------- --------------------- ------------- -------------- ------------------------------ ----------------

(1) The Options granted to Mr. Jones were granted pursuant to a directors' resolution dated December 17, 1997. Delivery of the stock option agreement took place in July, 1998.

(2)  Options granted during the fiscal year ended December 31, 1999.

(3) The percentage stated is the percentage of all stock options which we have granted up to the end of its last completed fiscal year.

(4) As at December 31, 1999 the value of the stock options granted to Mr. Jones was approximately $1,313,650 (based on a December 31, 1999 closing share price of $1.06).

We currently provide the following compensation to our other directors.

GRANT SUTHERLAND. Effective May 1, 1998 Mr. Sutherland receives payments totaling $6,800 per month. We currently pay 20% of those monthly payments, with Sideware Systems Inc. paying the remaining 80%. Mr. Sutherland also holds incentive stock options to acquire 107,500 shares at $0.20 per share. Mr. Sutherland exercised options to acquire 300,000 shares at $0.20 per share in August 1998 and 1,120,000 shares at $0.20 per share in January 2000. Mr. Sutherland receives no other compensation from us or any of our subsidiaries.

JAMES L. SPEROS. Mr. Speros holds options to acquire 300,000 shares at $0.20 per share, but does not receive a salary from us. Mr. Speros receives no other compensation from us or any of our subsidiaries.

The aggregate amount of cash remuneration which we paid to our directors and officers as a group was approximately Cdn$ $48,000 (U$32,640) during the fiscal ended December 31, 1999.

In the Company's last completed fiscal year, no award or payment was made by the Company under any Long Term Incentive Plan other than the granting or exercise of stock options, as described above.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND
MANAGEMENT

The following table shows certain information regarding beneficial ownership of common stock, as of February 29, 2000 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

---------------------------------------------- ----------------------------------- -----------------------------------
              NAME AND ADDRESS                          NUMBER OF SHARES                  PERCENTAGE OF SHARES
             OF BENEFICIAL OWNER                     BENEFICIALLY OWNED (1)              BENEFICIALLY OWNED (1)
---------------------------------------------- ----------------------------------- -----------------------------------
Owen L.J. Jones*(2)                                              3,808,500                                8.1%
102 -  930  W.  1st  North  Vancouver,
B.C., Canada V7P 3N4

James L. Speros*(3)                                                300,000                                0.7%
1111 Grand Hamptons Dr.
Herndon, Virginia
20170

W. Grant Sutherland*(4)                                          2,992,500                                6.5%
1600 - 777 Dunsmuir St.
Vancouver B.C.
V7Y 1K4


Willard W. Olson                                                 2,500,000                                5.5%
6021 East Huntress Dr.
Paradise, Arizona
85253

All executive officers and directors as a                        7,101,000                               14.9%
group (3 Persons)(5)
---------------------------------------------- ----------------------------------- -----------------------------------

* Denotes Director of the Company
---------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 29, 2000 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 1,527,500 shares issuable pursuant to stock options exercisable within 60 days of February 29, 2000.

(3) Includes 300,000 shares issuable pursuant to stock options exercisable within 60 days of February 29, 2000.

(4) Includes 107,500 shares issuable pursuant to stock options exercisable within 60 days of February 29, 2000.

(5) Includes 1,935,000 shares issuable pursuant to stock options exercisable within 60 days of February 29, 2000.

We are unaware of any person who owns 10% or more of our voting securities. We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Within the last three fiscal years, we have entered into the transactions set out below in which our current directors or officers were interested.

In October 1996 we entered into an agreement with Sideware Systems Inc. effective November 1, 1995 pursuant to which certain costs associated with our premises and operations were shared with Sideware Systems Inc. The principal costs subject to the cost-sharing agreement included:

- costs of the North Vancouver premises which we share with Sideware Systems Inc. and certain equipment located there; and

- personnel costs (billed through Techwest Management Inc. - see below) including, inter alia, the salary costs of our President and accounting personnel.

Prior to October 1999 we shared the common costs equally with Sideware Systems Inc. By a Cost Sharing and Allocation Agreement executed in October 1999, we agreed with Sideware Systems Inc. to re-allocate the common costs 20% to us and 80% to Sideware Systems Inc. effective from January 1, 1999. The reason for the reallocation of costs was the substantially greater level of business conducted by Sideware Systems Inc., and its corresponding greater use of the common premises and personnel.

Sideware Systems Inc. is a software development company whose shares trade on the Canadian Venture Exchange and the OTC Bulletin Board. The directors of Sideware Systems Inc. include Owen Jones, Grant Sutherland and James Speros.

Shared costs under the Cost Sharing and Allocation Agreement are administered by Techwest Management Inc., a private management company. In addition, services of certain of our personnel are provided to us through Techwest Management Inc. Techwest Management Inc. is a private management company in which Owen Jones and Grant Sutherland each hold a one third interest. The personnel whose services are provided through Techwest Management Inc. include, inter alia, Owen Jones and our accounting personnel. Effective June 1, 1998, Mr. Jones receives an annual salary of approximately $81,600 (Cdn$120,000) from Techwest Management Inc. The cost of Mr. Jones' salary is currently borne 20% by us and 80% by Sideware Systems Inc.

From time to time, either our payments or those of Sideware Systems Inc. have exceeded the proportionate share required under the cost sharing arrangement, giving rise to indebtedness as between us, Sideware Systems Inc. and Techwest Management Inc. Through much of 1998 and 1999, we were indebted to Sideware Systems Inc., as we did not have sufficient cash available to pay our proportionate share of the common operating costs. As at February 29, 2000 we have paid off this intercorporate indebtedness.

Techwest Management Inc. passes shared costs (including personnel costs) through to us and Sideware Systems Inc. at cost, without any markup.

During the fiscal year ended December 31, 1998 we purchased approximately $26,000 worth of computer equipment from Sideware Systems Inc. During the year ended December 31, 1999 our purchases or computer equipment from Sideware Systems Inc. were approximately $21,000. We purchase most of our computer equipment through Sideware Systems Inc. owing to favorable pricing on IBM equipment available to Sideware Systems Inc. Sideware Systems Inc. charged a markup on the initial purchases, but its current policy is to pass such equipment on to us at cost.

We entered into a Software Development and License Agreement dated September 20, 1999 with Sideware Systems Inc. Pursuant to the Software Development and License Agreement, we developed a program named the "Wizmaster", for incorporation into Sideware's "Dr. Bean" program. Dr. Bean is an electronic Customer Relations Management ("eCRM") program which supports live chat over the internet between companies and their customers. One of the features of Dr. Bean, known as "AutoService", displays automated questions for customer response, and then processes the customer's inquiry according to the response he selects. Wizmaster permits Dr. Bean users to customize the questions and answers used in the AutoService feature through a user friendly drop-and-drag procedure.

Under the Software Development and License Agreement, Sideware Systems Inc. agreed to pay the cost of developing Wizmaster on a cost plus 10% basis. The total amount paid by Sideware Systems Inc.was approximately $11,200, exclusive of taxes. Sideware Systems Inc. acquired, at no further charge, a perpetual worldwide license to use Wizmaster as part of Dr. Bean. We are prohibited from licensing Wizmaster to any other software developer (but not to systems integrators) for a period of one year starting from the date Wizmaster becomes generally available to purchasers of Dr. Bean.

Effective October 31, 1998 Sideware Systems Inc. purchased an interest in the proceeds of a judgment which we obtained on April 2, 1998 against John Kosituk, in the amount of $ 300,000, in British Columbia Supreme Court Action No. C972736. Sideware Systems Inc. paid $136,000 on account of the purchase price, which was subject to adjustment depending on the benefit ultimately received by Sideware Systems Inc. pursuant to the judgment. On March 18, 1999 the British Columbia Court of Appeal allowed an appeal from the judgment. As a result, we repaid the $136,000.

In November 1995 we entered into a License Agreement with NetMedia Systems Inc., a private company in which Owen Jones and Grant Sutherland hold interests, and a Joint Venture Agreement with NetMedia Systems Inc. and Sideware Systems Inc. None of the business contemplated by the agreements proceeded, with the result that the agreements were terminated in October 1999.

We have entered into transactions regarding our Vancouver office premises in which one of our directors, Grant Sutherland, is interested. See "Description of Property"

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland is a partner. The amount of such legal services prior to December 31, 1998 was not material. Subsequent to December 31, 1998 Sutherland Johnston have performed approximately $33,000 (exclusive of taxes and disbursements) worth of legal services for us.

During our last three fiscal years Grant Sutherland has acquired the following shares in private placements:

    - 780,000 shares at a price of $0.25 per share pursuant to a private placement conducted in May 1998;

    - 300,000 shares at a price of $0.20 per share pursuant to a private placement conducted in September 1998;

    - 1,000,000 shares at a price of $0.15 per share pursuant to a private placement conducted in March 1999;

    - 1,000,000 shares at a price of $0.15 per share pursuant to a private placement conducted in September 1999;

    - 135,000 shares at a price of $0.15 per share pursuant to a private placement conducted in October 1999; and

    - 150,000 shares at a price of $0.60 per share pursuant to a private placement conducted in December 1999.

During our last three fiscal years Owen Jones has acquired the following shares in private placements:

    - 1,000,000 shares at a price of $0.15 per share pursuant to a private placement conducted in March 1999.

ITEM 13.   INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

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

     3.3(1)       Articles of Amendment, dated June 28, 1990

     3.4(1)       Articles Of Amendment of the Company, dated February 8, 1993

     3.5(1)       Articles of Amendment of the Company, dated April 6, 1993

     3.6(1)       Articles of Amendment of the Company, dated December 6, 1993

     3.7(1)       By-Laws of the Company

     4.1(1)       Specimen Stock Certificate

     4.2(1)       1997 Stock Option Plan

      4.3         2000 Stock Option Plan

     5.1(1)       Opinion of William K. Ziering, Attorney-at-Law

    10.1(1) License Agreement between the Company and Willard W. Olson, dated January 5, 1995.

    10.2(1)       Product Development Agreement between the Company and United
                  Technologies Microelectronic Systems Inc., dated July 6, 1998.

    10.3(1)       Manufacturing and Sales Agreement between the Company and
                  United Technologies Microelectronic Systems Inc., dated July
                  6, 1998.

    10.4(1)       Operating Agreement between the Company and Sideware Systems
                  Inc., dated November 1, 1995

    10.5(1)       Cost Sharing and Allocation Agreement between the Company and
                  Sideware Systems Inc.

    10.6(1)       Assignment of Lease and Modification of Lease Agreement dated
                  August 17, 1998 between HOOPP Realty Inc., Techwest Management
                  Inc., Sideware Systems Inc., and BrainTech, Inc.

    10.7(1)       Software Development and License Agreement dated September 20,
                  1999 between the Company and Sideware Systems Inc.

    10.8(1)       Lease effective as of July 1, 1999 between the Company,
                  Techwest Management Inc., Sideware Systems Inc. and Pacific
                  Centre Leaseholds Ltd.

    10.9(1)       Assignment Agreement effective as of July 1, 1999 between the
                  Company, Techwest Management Inc., Sideware Systems Inc., and
                  SJM Management Ltd.

    10.10(1)      Agreement between the Company, Mercator Robotec Inc. and
                  Satisfied Brake Products Inc.

    11.1(1)       Computation of net loss per share

    21.1(1)       Subsidiaries of the Registrant

    27.1          Summary Financial Data for the year ended December 31, 1999.

(1)  Exhibit already on file.

We did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 7, 2000                       BrainTech, Inc.




"Owen L.J. Jones"                           "W. Grant Sutherland"
----------------------------------          ----------------------------------
Owen L.J. Jones                             W. Grant Sutherland
Director                                    Director
President and Chief                         Chairman of the Board of Directors
Executive Officer                           Chief Financial Officer

                  Consolidated Financial Statements of

                  BRAINTECH,  INC.
                  (A Development Stage Enterprise)
                  (Expressed in U.S. Dollars)


                  Years ended December 31, 1999, 1998 and 1997
                  Period from inception on January 3, 1994 to December 31, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Braintech, Inc.

We have audited the accompanying consolidated balance sheets of Braintech, Inc. (a development stage enterprise) as at December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception on January 3, 1994 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception on January 4, 1994 to December 31, 1999, in conformity with generally accepted accounting principles in the United States.

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



"KPMG"


Chartered Accountants


Vancouver, Canada

February 10, 2000, except as to note 11 which is as of February 21, 2000

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------
                                                                                     1999                 1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                             $      431,390       $       22,479
     Accounts receivable                                                           16,189               22,433
     Inventory                                                                      3,369                 -
     Due from related companies (note 4(a))                                        13,644                 -
     Prepaid expenses                                                               7,392               12,344
     --------------------------------------------------------------------------------------------------------------
                                                                                  471,984               57,256

Due from directors and officers (note 4(b))                                        10,130               10,130

Fixed assets (note 5)                                                             134,210               75,237
-------------------------------------------------------------------------------------------------------------------
                                                                           $      616,324       $      142,623
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                              $       87,710       $       84,001
     Deferred revenue                                                              21,506                 -
     Due to related companies (note 4(a))                                            -                 442,860
     --------------------------------------------------------------------------------------------------------------
                                                                                  109,216              526,861

Amounts in dispute (note 8(b))                                                    606,000              606,000
-------------------------------------------------------------------------------------------------------------------
                                                                                  715,216            1,132,861

Stockholders' deficit:
     Common stock (note 6):
       Authorized:  50,000,000 shares, with $0.001 par value
       Issued:  41,338,333 shares (1998 - 30,371,333)                              41,228               30,371
     Additional paid-in capital (note 6(c))                                     6,910,323            4,793,760
     Accumulated deficit                                                          (58,800)             (58,800)
     Deficit accumulated during the development stage                          (6,991,643)          (5,755,569)
     --------------------------------------------------------------------------------------------------------------
                                                                                  (98,892)            (990,238)

Future operations (note 2)
Contingencies (note 8)
Commitments (note 9)
Subsequent events (note 11)
Year 2000 Issue (note 12)

-------------------------------------------------------------------------------------------------------------------
                                                                           $      616,324       $      142,623
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:


"Owen Jones"             President           "Grant Sutherland"       Chairman
------------------------                     ------------------------

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                Period from
                                               inception on
                                            January 3, 1994               Years ended December 31,
                                            to December 31,  ------------------------------------------------------
                                                       1999             1999              1998            1997
-------------------------------------------------------------------------------------------------------------------
Sales                                       $        57,510   $         -       $       57,510   $        -
Cost of sales                                        30,005             -               30,005            -
-------------------------------------------------------------------------------------------------------------------

Gross margin                                         27,505             -               27,505            -

Expenses:
     Consulting and contractors                     736,561             -               24,785          17,770
     Research and development                     1,719,001          579,441           321,378         148,527
     Selling, general and
       administrative (note 10)                   4,402,912          650,715         1,786,410         763,745
     Non-operating expenses:
        Loss on disposal of fixed assets             26,054            5,918             1,888            -
        Write-down of investments                   100,000             -                3,600            -
        Write-down of intangible assets              17,189             -                 -               -
        Write-down of organization costs             17,431             -                 -               -
-------------------------------------------------------------------------------------------------------------------
                                                  7,019,148        1,236,074         2,138,061         930,042
-------------------------------------------------------------------------------------------------------------------

Loss for the period                         $    (6,991,643)  $   (1,236,074)   $   (2,110,556)  $    (930,042)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Loss per share information:
     Basic and diluted                      $        (0.29)   $       (0.03)    $       (0.07)   $      (0.04)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding                     24,174,901       36,076,379        28,620,884      25,464,978
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                          accumulated
                                                                            Additional                     during the
                                                                 Common        paid-in     Accumulated    development
                                                 Shares           stock        capital         deficit          stage
-------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994                      17,400,000    $   17,400   $   1,039,271   $   (58,800)   $        -

Loss for the period                                 -             -               -             -          (1,006,716)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    17,400,000        17,400       1,039,271       (58,800)      (1,006,716)

Loss for the period                                 -             -               -             -            (748,310)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    17,400,000        17,400       1,039,271       (58,800)      (1,755,026)

Common stock transactions (net of issue
 costs):
  Issued for cash at $.1895 per share            950,000           950         173,440          -                -
  Issued for cash at $.25 per share              733,333           733         183,167          -                -
  Issued for cash at $.20 per share            3,000,000         3,000         592,500          -                -
  Shares issued for services rendered          1,200,000         1,200         238,800          -                -
Loss for the period                                 -             -               -             -            (959,945)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    23,283,333        23,283       2,227,178       (58,800)      (2,714,971)

Common stock transactions (net of issue
 costs):
  Issued for cash at $.20 per share            2,000,000         2,000         396,991          -                -
  Issued for cash at $.15 per share            1,000,000         1,000         148,279          -                -
  Shares issued for services rendered            300,000           300          59,700          -                -
Compensatory benefit of employee stock
 options                                            -             -            200,000          -                -
Loss for the period                                 -             -               -             -            (930,042)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    26,583,333        26,583       3,032,148       (58,800)      (3,645,013)

Common stock transactions (net of issue
 costs):
  Issued for cash at $.25 per share            1,600,000         1,600         398,400          -                -
  Issued for cash at $.20 per share            2,188,000         2,188         435,412          -                -
Compensatory benefit of employee stock
 options                                            -             -            927,800          -                -
Loss for the period                                 -             -               -             -          (2,110,556)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    30,371,333        30,371       4,793,760       (58,800)      (5,755,569)

Common stock transactions (net of issue
 costs):
  Issued for cash at $.15 per share            9,800,000         9,800       1,433,950          -                -
  Issued for cash at $.20 per share              157,000           157          31,243          -                -
  Issued for cash at $.60 per share            1,010,000         1,010         604,990          -                -
Common stock subscriptions (notes 6(d)
 and 11(b))                                         -             -            110,270          -                -
Subscriptions receivable                            -             (110)        (65,890)         -                -
Compensatory benefit of employee stock
 options                                            -             -              2,000          -                -
Loss for the period                                 -             -               -             -          (1,236,074)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    41,338,333    $   41,228   $   6,910,323   $   (58,800)   $  (6,991,643)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                    Period from
                                                   inception on
                                                January 3, 1994             Years ended December 31,
                                                to December 31,   -------------------------------------------------
                                                           1999             1999            1998          1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Loss for the period                            $  (6,991,643)  $   (1,236,074)  $  (2,110,556)  $  (930,042)
   Items not involving cash:
     Amortization                                        79,958           42,503          24,135        10,287
     Bad debt                                            75,108             -               -             -
     Loss on disposal of fixed assets                    26,054            5,918           1,888          -
     Write-down of investments                          100,000             -              3,600          -
     Write-down of intangible assets                     17,189             -               -             -
     Write-down of organization costs                    17,431             -               -             -
     Shares issued for services rendered                300,000             -               -           60,000
     Compensatory benefit of employee
       stock options                                  1,129,800            2,000         927,800       200,000
   Changes in non-cash operating working
    capital:
       Inventory                                         (3,369)          (3,369)           -             -
       Accounts receivable                              (16,189)           6,244            (971)      (21,462)
       Prepaid expenses                                  (7,392)           4,952         (10,636)       (1,708)
       Accounts payable and accrued liabilities          74,178            3,709          45,197       (36,942)
       Deferred revenue                                  21,506           21,506            -             -
   ----------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities             (5,177,369)      (1,152,611)     (1,119,543)     (719,867)

Cash flows from investing activities:
   Purchase of marketable securities                   (100,000)            -               -             -
   Purchase of fixed assets                            (239,163)        (107,394)        (87,988)      (23,559)
   Proceeds from notes receivable                      (130,181)            -               -             -
   Proceeds from disposal of real estate                306,752             -               -             -
   ----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities               (162,592)        (107,394)        (87,988)      (23,559)

Cash flows from financing activities:
   Notes receivable                                      55,073             -               -             -
   Borrowings from directors and officers                (2,826)            -             18,304       (39,881)
   Due to (from) related companies                      (25,270)        (456,504)        231,418       267,882
   Mortgages payable                                   (207,739)            -               -             -
   Share subscriptions received                         110,270          110,270            -             -
   Subscriptions receivable                             (66,000)         (66,000)           -             -
   Common shares issued, net of issue costs           5,663,731        2,081,150         837,600       548,270
   ----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities          5,527,239        1,668,916       1,087,322       776,271
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents        187,278          408,911        (120,209)       32,845

Cash and cash equivalents, beginning of period          244,112           22,479         142,688       109,843
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period          $     431,390   $      431,390   $      22,479   $   142,688
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Supplemental information:
   Cash paid for interest                         $       3,797   $          895   $       2,155   $       747
   Cash paid for taxes                            $        -      $         -      $        -      $      -
Non-cash financing activities:
   Shares issued for services rendered            $     300,000   $         -      $        -      $    60,000
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

1.   ORGANIZATION:

     Braintech, Inc. (the "Company") was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech Inc. and began operations as a high tech development company, developing advanced video recognition software. All sales of its products and services are made in this industry segment.

2.   FUTURE OPERATIONS:

     During the year ended December 31, 1999, the Company incurred a loss of $1,236,074 and used cash in operating activities of $1,152,611. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $6,991,643 and used cash for operating activities of $5,177,369.

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

3.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of presentation:

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and present the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary Brainware Systems Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material intercompany balances and transactions have been eliminated.

         Through December 31, 1997, the consolidated financial statements of the Company issued to shareholders were presented in accordance with generally accepted accounting principles in Canada. The application of United States accounting principles to these consolidated financial statements has been made on a retroactive basis. In addition, to December 31, 1999, for United States accounting and reporting purposes, the Company is considered to be in a development stage as it was devoting substantial efforts to developing its business operations. Commencement of the development stage is considered to have occurred on January 3, 1994 when the Company began operations as a high-technology development company.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (b) Cash and cash equivalents:

         Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less at the date of acquisition and that are readily convertible to contracted amounts of cash.

     (c) Research and development costs:

         Research and development costs are expensed as incurred.

     (d) Inventory:

         Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in-first-out basis. Cost includes laid-down cost.

     (e) Revenue recognition:

         The Company recognizes revenue when title has passed to the customer, the collectibility of the consideration is reasonably assured and the Company has no significant remaining performance obligations. An allowance for estimated future returns is recorded at the time revenue is recognized.

         Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

     (f) Fixed assets:

         Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

--------------------------------------------------------------------------------------------
         Asset                                               Basis                 Rate
--------------------------------------------------------------------------------------------
         Furniture and fixtures                  declining-balance                  20%
         Computer equipment                      declining-balance                  30%
         Trade show assets                       declining balance                  20%
         Computer software                           straight-line                  50%
         Leasehold improvements                      straight-line           lease term
--------------------------------------------------------------------------------------------

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (h) Foreign currency:

         Monetary assets and liabilities denominated in a foreign currency have been translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities, and revenue and expense items are translated at rates prevailing when they were acquired or incurred. Exchange gains and losses arising on translation of assets and liabilities denominated in foreign currencies are included in operations.

         The Company's subsidiary, Brainware Systems Inc., is treated as an integrated operation and the related accounts are translated into United States dollars using the temporal method as follows:

         (i)   Revenue and expenses at average exchange rates for the year;

         (ii) Monetary items at the rates of exchange prevailing at the balance sheet dates;

         (iii) Non-monetary items at historical exchange rates; and

         (iv) Exchange gains and losses arising from translation are included in the determination of net earnings for the year.

     (i) Stock-based compensation:

         The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     (j) Income taxes:

         The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the likelihood of realization of a deferred tax asset is not considered to be more likely than not, a valuation allowance is provided.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         As the effect of outstanding options is anti-dilutive, diluted loss per share does not differ from basic loss per share.

     (m) Comprehensive income:

         Net income for the Company is the same as comprehensive income.

4. RELATED PARTY BALANCES AND TRANSACTIONS:

     (a) Due to (from) related companies:

         The amounts due to (from) related companies are from companies under common control or management and result from intercompany expense allocations and cash advances. On October 29, 1999, the Company agreed with Sideware Systems Inc. to re-allocate certain common costs effective January 1, 1999. The re-allocation has been reflected in these financial statements.

     (b) Due from directors and officers:

         The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

     (c) Transactions with directors and officers:

         During the year, the Company was charged $68,735 (1998 - $129,538; 1997
         - $nil) for management and consulting services provided by directors and officers. These charges are included in selling, general and administrative expenses.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

5.   FIXED ASSETS:

-------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     DECEMBER 31, 1999                                           Cost        amortization                value
-------------------------------------------------------------------------------------------------------------------
     Furniture and fixtures                             $      22,945        $      5,320         $     17,625
     Computer equipment                                        80,745              23,771               56,974
     Trade show assets                                         13,307               2,851               10,456
     Computer software                                         50,795              36,898               13,897
     Leasehold improvements                                    41,992               6,734               35,258
-------------------------------------------------------------------------------------------------------------------

                                                        $     209,784        $     75,574         $    134,210
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     DECEMBER 31, 1998                                           Cost        amortization                value
-------------------------------------------------------------------------------------------------------------------
     Furniture and fixtures                             $      16,419        $      1,790         $     14,629
     Computer equipment                                        47,046               8,612               38,434
     Trade show assets                                          8,446                 845                7,601
     Computer software                                         23,740              21,648                2,092
     Leasehold improvements                                    14,008               1,527               12,481
-------------------------------------------------------------------------------------------------------------------

                                                        $     109,659        $     34,422         $     75,237
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

6.   COMMON STOCK:

     (a) Of the shares issued at December 31, 1999, 12,595,000 shares (1998 - 5,280,000; 1997 - 6,830,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 6(b).

     (b) 5,500,000 shares were issued for technology in 1993 and recorded at a par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology has not been completed.

     (c) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (d) Subscriptions for shares:

         As at December 31, 1999, the Company had received subscriptions for 285,000 common shares of common stock for aggregate proceeds of $110,270.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

6.   COMMON STOCK (CONTINUED):

     (e) Stock options:

         The Company has reserved 7,500,000 common shares pursuant to a stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

         Stock option activity during the year ended December 31, 1999 is as follows:

         --------------------------------------------------------------------------------------------------------
                            Weighted
                             average    Weighted   Outstanding                                      Outstanding
                            exercise     average  December 31,                         Forfeited/  December 31,
         Expiry dates          price  fair value          1998     Granted  Exercised    expired           1999
         November 28, 2002     $0.20       $0.19     4,097,000        -        85,000        -        4,012,000
         November 28, 2002     $0.20       $0.76     1,210,000        -        72,000      35,000     1,103,000
         November 28, 2002     $0.20       $0.77       125,000        -          -           -          125,000
         April 19, 2004        $0.20       $0.16          -        965,000       -           -          965,000
         November 25, 2004     $0.20       $0.18          -        200,000       -           -          200,000

                                                     5,432,000   1,165,000    157,000      35,000     6,405,000
         --------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------

         Stock option activity during the year ended December 31, 1998 is as follows:

         --------------------------------------------------------------------------------------------------------
                            Weighted
                             average    Weighted   Outstanding                                      Outstanding
                            exercise     average  December 31,                         Forfeited/  December 31,
         Expiry dates          price  fair value          1997     Granted  Exercised    expired           1998

         November 28, 2002     $0.20       $0.19     5,000,000        -       803,000     100,000     4,097,000
         November 28, 2002     $0.20       $0.76          -      1,420,000    110,000     100,000     1,210,000
         November 28, 2002     $0.20       $0.77          -        150,000     25,000        -          125,000
         --------------------------------------------------------------------------------------------------------

                                                     5,000,000   1,570,000    938,000     200,000     5,432,000
         --------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------

         The weighted average fair value of options was calculated using the Black-Scholes option pricing formula.

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123") but has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount on optionee must pay to acquire stock. Included in expenses for 1999 is $2,000 representing a compensatory benefit (1998 - $927,800; 1997 - $200,000).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

6.   COMMON STOCK (CONTINUED):

     (e) Stock options (continued):

         Had compensation cost been determined based on the fair value at the grant dates of the stock options and charged to earnings consistent with the measurement provision of FAS 123, the impact would be as follows:

-------------------------------------------------------------------------------------------------------------------
                                                  Period from
                                                 inception on
                                              January 3, 1994               Years ended December 31,
                                              to December 31,   ---------------------------------------------------
                                                         1999            1999             1998            1997
-------------------------------------------------------------------------------------------------------------------
         Loss for the period, as reported       $  (6,991,643)  $  (1,236,074)   $  (2,110,556)  $    (930,042)
         Estimated fair value of option grants     (2,375,052)       (189,829)      (1,201,483)       (983,740)
-------------------------------------------------------------------------------------------------------------------
                                                   (9,366,695)     (1,425,903)      (3,312,039)     (1,913,782)
         Less compensatory benefit included in
           selling, general and administrative
           expenses                                 1,129,800           2,000          927,800         200,000
-------------------------------------------------------------------------------------------------------------------

         Pro forma loss                         $  (8,236,895)  $  (1,423,903)   $  (2,384,239)  $  (1,713,782)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

         Loss per share                         $       (0.34)  $       (0.04)   $      (0.08)   $       (0.07)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

         The fair value of the stock option grants have been estimated using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield - 0% (1998 - 0%; 1997 - 0%), risk-free interest rate - 5.88% (1998 - 6.0%; 1997 - 5.0%), expected option life - 5 years (1998
         - 5 years; 1997 - 5 years); expected volatility - 120% (1998 - 156%; 1997 - 70%).


7.   INCOME TAXES:

     The Company has non-capital losses carried forward of approximately $4,000,000 which may be deducted in the calculation of taxable income of future periods.

     The unrecorded benefit of these losses carried forward is approximately $1,800,000. The benefit has been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits.


8.   CONTINGENCIES:

     The Company is engaged in the following legal disputes:

     (a) On February 1, 1999, a former employee of the Company commenced legal proceedings against the Company claiming approximately $100,000 in damages for an alleged breach of a stock option agreement and approximately $7,500 alleged to be owing pursuant to a consulting agreement. The Company has filed a defence and counterclaim alleging breach of fiduciary duty and negligence. While the ultimate outcome is uncertain, management of the Company believes it will be successful in defending this action and accordingly no amount has been provided in these financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

8.   CONTINGENCIES (CONTINUED):

     (b) On March 16, 1999, three corporations commenced legal proceeding against the Company and certain of its present and former directors are claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. The plaintiffs have not sought recovery of any shares of the Company. The Company has filed a defence and counterclaim alleging that the plaintiffs and a former promoter of the Company, caused share certificates of the defendant to be issued to the plaintiffs improperly, and caused funds of the Company to be used for unauthorized and improper purposes. In the previous year, the Company recorded the full amount of the $606,000 as a liability.


9.   COMMITMENTS:

     The Company has obligations under operating lease arrangements which require the following minimum annual payments:

----------------------------------------------------------------------------

     2000                                                  $    216,500
     2001                                                       224,000
     2002                                                       197,000
     2003                                                        96,500
----------------------------------------------------------------------------
                                                           $    734,000
----------------------------------------------------------------------------
----------------------------------------------------------------------------

     Eighty percent of these amounts are recoverable pursuant to an agreement with Sideware Systems Inc., a company with certain common shareholders and directors as the Company.


10.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Selling, general and administrative expenses are comprised of the following compensatory benefits:

-------------------------------------------------------------------------------------------------------------------
                                                    Period from
                                                   inception on
                                                January 3, 1994             Years ended December 31,
                                                to December 31,   -------------------------------------------------
                                                           1999             1999           1998           1997
-------------------------------------------------------------------------------------------------------------------
     Selling, general and administrative
      expenses:
       Compensatory benefit of employee
         stock options                            $   1,129,800   $        2,000   $    927,800   $    200,000
       Salaries and benefits                            866,001          143,865        298,430        215,014
       Other                                          2,407,111          504,850        560,180        348,731
-------------------------------------------------------------------------------------------------------------------

                                                  $   4,402,912   $      650,715   $  1,786,410   $    763,745
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 9
(Expressed in U.S. Dollars)

Years ended December 31, 1999, 1998 and 1997
Period from inception on January 3, 1994 to December 31, 1999

--------------------------------------------------------------------------------

11. SUBSEQUENT EVENTS:

    (a)  Stock options:

         Subsequent to December 31, 1999 and up to February 21, 2000, 3,896,000 stock options were exercised and converted to common shares for total cash proceeds of $779,200. Total stock options cancelled were 265,000.

    (b)  Private placements:

         Subsequent to December 31, 1999, 285,000 common shares were issued pursuant to share subscriptions received at December 31, 1999 in the amount of $110,270.



12.  YEAR 2000 ISSUE:

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.