Form 10QSB
period 2000-03-31
BRAINTECH INC/BC
filed 2000-05-15
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For The Quarterly Period ended MARCH 31, 2000

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from ---------------------------


                                 BRAINTECH, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         NEVADA        .                            .          98-0168932   .
------------------------       ----------------------     -------------------

(State or jurisdiction          (Commission File          (IRS Employer
of incorporation)                Number)                  Identification No.)


          930 WEST 1ST ST. #102, NORTH VANCOUVER, B.C., CANADA, V7P 3N4
                    (Address of Principal Executive offices)


Issuer/ /s Telephone Number: (604) 988-6440



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

         Yes     X                                     No
             ---------                                     ----------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,589,333 Common shares, par value $0.001, as at May 11, 2000.


Transitional Small Business Disclosure Format (check one):

         Yes                                                  No       X
             ----------                                          -------------


                           Index to Exhibits on Page 6

                                 BrainTech, Inc.
                                   Form 10-QSB
                                TABLE OF CONTENT S


                                                                 Page


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements..............................1

Item 2.           Management's Discussion and
                  Analysis or Plan of Operation.....................1

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.................................4

Item 2.           Changes in Securities and Use of Proceeds.........5

Item 3.           Defaults upon Senior Securities...................6

Item 4.           Submission of Matters to a Vote of
                  Securities Holders................................6

Item 5.           Other Matters.....................................6

Item 6.           Exhibits and Reports on Form 8-K..................6

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated Financial Statements and are set forth herein.

       (i)  Consolidated Balance Sheets as of March 31, 2000 and December 31,
       2000;

       (iii) Consolidated Statements of Operations for the three month periods ended March 31, 1999 and 2000;

       (iv) Statements of Stockholders' Deficit for the period beginning January 3, 1994 and ending March 31, 2000;

       (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 2000; and

       (vi) Notes to Consolidated Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

BrainTech, Inc. was incorporated in 1987. Since the first quarter of 1994, our principal business has been the development of automated vision systems and hardware and software products used in automated vision systems.

As of March 31, 2000 we have incurred an aggregate deficit of approximately $7,317,369 during the development stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that our operating results should not be relied upon as an indication of future performance.

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 1999

During the three month period ended March 31, 2000, we recorded revenue from operations of $69,886. This amount included:

(a) $58,429 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.; and
(b)      $11,387 for the Wizmaster program developed for Sideware Systems Inc.

We recorded no revenue from operations during the three month period ended March 31, 1999.

Cost of sales for the three month period ended March 31, 2000 were $31,199. This amount consisted of:

(a) $26,105 paid to a systems integrator working on the Satisfied Brake Products Inc. project; and
(b) approximately $5,000 for equipment for our transmission casing inspection project with ABB.

As we had no revenue during the three month period ended March 31,1999, we recorded no cost of sales during that period either.

Research and development expenses for the three month period ended March 31, 2000 were $151,027, compared with $123,492 for the three month period ended March 31, 1999. Salaries allocated to research and development decreased from approximately $98,000 for the three month period ended March 31, 1999 to approximately $90,000 for the three month period ended March 31, 2000. Payments to North Shore Circuit Design for work on the IMPAC accelerator board increased from approximately $20,000 to approximately $47,000.

Selling, general, and administrative expenses decreased from $229,338 for the three month period ended March 31, 1999 to $215,512 for the three month period ended March 31, 2000. Several factors contributed to the change. The principal factors were as follows:

(a) Legal expenses increased from $18,800 to $56,400, principally due to the cost of filing a registration statement under the Securities Act of 1933, and the cost of preparing proxy materials for our shareholders' meeting.
(b) Filing and transfer fees increased from $687 to $11,307, principally as a result of fees paid on the filing of a registration statement under the Securities Act of 1933.
(c) During the three month period ended March 31, 1999 we incurred a foreign exchange loss of $46,595. The comparative figure for 2000 was $18,903. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.
(d) During the three month period ended March 31, 1999 we paid $12,238 for public relations services. There were no similar payments during the three month period ended March 31, 2000.
(e) Travel and promotion expenses decreased from $23,127 to $10,331, principally as a result of reduced trade show participation.


PLAN OF OPERATION

On March 26, 2000 we entered into an Alliance Agreement with ABB Flexible Automation Group, Inc., part of the Canadian division of the ABB Group. Under the Alliance Agreement we have agreed to co-operate with ABB Flexible Automation Group, Inc. in identifying, developing, and pursuing business opportunities which combine the expertise and technology of the two companies. Either party, upon becoming aware of such an opportunity, will notify the other, and the parties will co-operate in preparing proposals, specifications, and contracts. Either party terminate the Alliance Agreement on 120 days notice.

We received an initial purchase order from ABB Flexible Automation Group, Inc. to develop a vision system to identify and sort automobile transmission casing parts. The price for the vision system was approximately $18,000. We completed and installed the system in May 2000.

We believe that our Alliance Agreement with ABB represents our best prospect for securing additional sales, and we intend to concentrate our efforts on advancing our relationship with ABB.

We also intend to continue our investigation into potential applications for the IMPAC accelerator board. Through North Shore Circuit Design of Austin Texas, we are developing a preliminary version of a software application which will conduct data lookup and searching operations using the IMPAC board. We expect that that preliminary software application will become available for testing and research purposes within the next two weeks. Once we have received that software, we expect to begin testing the IMPAC board for potential applications. Readers are cautioned that our investigation into potential applications for the IMPAC board are at a preliminary stage. We have no assurance that we will be able to identify or develop any application for the IMPAC board which can profitably exploited.

We are also developing enhancements to the Wizmaster program which we developed for Sideware Systems Inc.

We currently employ 5 full time and 9 part time officers or employees. Our current monthly salary costs are approximately $35,000.

During the three month period ended March 31, 2000 our average monthly cash expenses were approximately $120,000 per month, inclusive of salaries and benefits. However, certain expenses during that period, such as legal expenses for the preparation of shareholder meeting materials, will not be repeated during the remainder of the current fiscal year. We expect that with our current work force, our average monthly expenses will be approximately $100,000 per month for the balance of this fiscal year.

As at May 11, 2000 our cash balance was approximately $725,000. Accordingly, with our present work force, we expect that we have sufficient cash on hand to pay operating expenses for substantially all of the remainder of this fiscal year. We do not plan to increase our work force significantly unless we are able to generate significant sales. Our best prospect for doing so is through our alliance with ABB.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and we do not have an established record of sales or established distribution channels for our products or services. In order to continue as a going concern, we will have to begin generating significant sales revenue.


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

The action has been set for trial in July 2001. In addition, on March 9, 2000, the Plaintiffs served an application for summary trial. The summary trial procedure permits a party to try to obtain a streamlined, expedited trial, and thus to achieve an earlier verdict. If successful, the application for summary trial could result in a determination of the case well in advance of the scheduled trial date in July 2001. Note date has yet been set for the summary trial hearing. The outcome of this action is uncertain.

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

Effective October 31, 1998 Sideware Systems Inc. purchased a 50% interest in the judgment for a purchase price of $136,000. Our agreement with Sideware Systems Inc. provided that the purchase price would be adjusted depending on the benefit ultimately received by Sideware Systems Inc. On March 18, 1999 the British Columbia Court of Appeal reversed the judgment of the British Columbia Supreme Court, rendering the judgment unenforceable against any assets of John Kostiuk in British Columbia. Subsequent to the decision of the British Columbia Court of Appeal, we returned the $136,000 paid by Sideware Systems Inc. On March 9, 2000 the Supreme Court of Canada dismissed our application for leave to appeal from the Court of Appeal for British Columbia, thus ending the proceedings in Canada.

Our Texas judgment is enforceable in the United States, but as far as we are aware, Mr. Kostiuk has no assets there. The Texas judgment is not enforceable in British Columbia, where Mr. Kositiuk lives. Accordingly, our prospects for any recovery on the judgment are negligible.


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO EXHIBITS



     NUMBER                                               EXHIBIT
     ------                                               -------

     3.1(1)       Articles of Incorporation, dated February 27, 1987
     3.2(1)       Articles of Amendment, dated July 14,1998
     3.3(1)       Articles of Amendment, dated June 28, 1990
     3.4(1)       Articles Of Amendment of the Company, dated February 8, 1993
     3.5(1)       Articles of Amendment of the Company, dated April 6, 1993
     3.6(1)       Articles of Amendment of the Company, dated December 6, 1993
     3.7(1)       By-Laws of the Company
     4.1(1)       Specimen Stock Certificate
     4.2(1)       1997 Stock Option Plan
     4.3(1)       2000 Stock Option Plan
     5.1(1)       Opinion of William K. Ziering, Attorney-at-Law

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

    10.10(1) Agreement between the Company, Mercator Robotec Inc. and Satisfied Brake Products Inc.

     10.11 Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.

      11.1        Computation of net loss per share

    21.1(1)       Subsidiaries of the Registrant

      27.1        Summary Financial Data for the three month period ended March
                  31, 2000.

(1)      Exhibit already on file.

During the period covered by this Quarterly Report we filed one Report on Form 8-K dated March 30, 2000.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2000                 BrainTech, Inc.


                                            "Grant Sutherland"

                                            ------------------------------------
                                            W. Grant Sutherland
                                            Director
                                            Chairman of the Board of Directors
                                            Chief Financial Officer

                  Consolidated Financial Statements of

                  BRAINTECH, INC.
                  (A Development Stage Enterprise)
                  (Expressed in U.S. Dollars)

                  Three months ended March 31, 2000 and 1999
                  Period from inception on January 3, 1994 to March 31, 2000

                  (Unaudited)

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)


---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                     2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)

Assets

Current assets:
     Cash and cash equivalents                                             $      930,861       $      431,390
     Accounts receivable                                                           22,889               16,189
     Inventory                                                                      3,369                3,369
     Due from related companies (note 4(a))                                          -                  13,644
     Prepaid expenses                                                              21,350                7,392
---------------------------------------------------------------------------------------------------------------
                                                                                  978,469              471,984

Due from directors and officers (note 4(b))                                          -                  10,130

Fixed assets (note 5)                                                             137,378              134,210
---------------------------------------------------------------------------------------------------------------

                                                                           $    1,115,847       $      616,324
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities                              $       78,025       $       87,710
     Due to related companies (note 4(a))                                            -                  21,506
---------------------------------------------------------------------------------------------------------------
                                                                                   78,025              109,216

Amounts in dispute (note 8(b))                                                    606,000              606,000
---------------------------------------------------------------------------------------------------------------
                                                                                  684,025              715,216

Stockholders' deficit:
     Common stock (note 6):
       Authorized:  50,000,000 shares, with $0.001 par value
       Issued:  45,589,333 shares (1999 - 41,338,333)                              45,589               41,228
     Additional paid-in capital (note 6(c))                                     7,764,528            6,910,323
     Accumulated deficit                                                          (58,800)             (58,800)
     Deficit accumulated during the development stage                          (7,319,495)          (6,991,643)
---------------------------------------------------------------------------------------------------------------
                                                                                  431,822              (98,892)

Future operations (note 2)
Contingencies (note 8)
Commitments (note 9)

---------------------------------------------------------------------------------------------------------------
                                                                           $    1,115,847       $      616,324
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:


        "Owen Jones"          President         "Grant Sutherland"      Chairman
-----------------------------             -----------------------------

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------
                                                      Period from
                                                     inception on
                                                  January 3, 1994                 Three Months Ended March 31,
                                                      to March 31,                ----------------------------
                                                              2000                   2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)            (Unaudited)          (Unaudited)

Sales                                                $     127,396         $       69,886       $         -
Cost of sales                                               61,204                 31,199                 -
---------------------------------------------------------------------------------------------------------------

Gross margin                                                66,192                 38,687                 -

Expenses:
     Consulting and contractors                            736,561                   -                   4,045
     Research and development                            1,870,028                151,027              123,492
     Selling, general and administrative (note 10)       4,618,424                215,512              229,388
     Non-operating expenses:
         Loss on disposal of fixed assets                   26,054                   -                    -
         Write-down of investments                         100,000                   -                    -
         Write-down of intangible assets                    17,189                   -                    -
         Write-down of organization costs                   17,431                   -                    -
---------------------------------------------------------------------------------------------------------------
                                                         7,385,687                366,539              356,925
---------------------------------------------------------------------------------------------------------------

Loss for the period                                  $  (7,319,495)        $     (327,852)      $     (356,925)
---------------------------------------------------------------------------------------------------------------

Loss per share information:
     Basic and diluted                               $      (0.29)         $       (0.01)       $       (0.01)
---------------------------------------------------------------------------------------------------------------

Weighted average number of common
   shares outstanding                                   24,953,163             44,153,926           30,566,888
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated
                                                                           Additional                     during the
                                                                Common        paid-in      Accumulated   development
                                                  Shares         stock        capital          deficit         stage
----------------------------------------------------------------------------------------------------------------------
                                              (Unaudited)   (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)

Balance, January 3, 1994                      17,400,000    $   17,400   $   1,039,271   $   (58,800)   $        -

Loss for the period                                 -             -               -             -          (1,006,716)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    17,400,000        17,400       1,039,271       (58,800)      (1,006,716)

Loss for the period                                 -             -               -             -            (748,310)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    17,400,000        17,400       1,039,271       (58,800)      (1,755,026)

Common stock transactions (net of issue costs):
Issued for cash at $.1895 per share              950,000           950         173,440          -                -
Issued for cash at $.25 per share                733,333           733         183,167          -                -
Issued for cash at $.20 per share              3,000,000         3,000         592,500          -                -
Shares issued for services rendered            1,200,000         1,200         238,800          -                -
Loss for the period                                 -             -               -             -            (959,945)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    23,283,333        23,283       2,227,178       (58,800)      (2,714,971)

Common stock transactions (net of issue costs):
Issued for cash at $.20 per share              2,000,000         2,000         396,991          -                -
Issued for cash at $.15 per share              1,000,000         1,000         148,279          -                -
Shares issued for services rendered              300,000           300          59,700          -                -
Compensatory benefit of employee stock options      -             -            200,000          -                -
Loss for the period                                 -             -               -             -            (930,042)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    26,583,333        26,583       3,032,148       (58,800)      (3,645,013)

Common stock transactions (net of issue costs):
Issued for cash at $.25 per share              1,600,000         1,600         398,400          -                -
Issued for cash at $.20 per share              2,188,000         2,188         435,412          -                -
Compensatory benefit of employee stock options      -             -            927,800          -                -
Loss for the period                                 -             -               -             -          (2,110,556)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    30,371,333        30,371       4,793,760       (58,800)      (5,755,569)

Common stock transactions (net of issue costs):
Issued for cash at $.15 per share              9,800,000         9,800       1,433,950          -                -
Issued for cash at $.20 per share                157,000           157          31,243          -                -
Issued for cash at $.60 per share              1,010,000         1,010         604,990          -                -
Common stock subscriptions                          -             -            110,270          -                -
Subscriptions receivable                            -             (110)        (65,890)         -                -
Compensatory benefit of employee stock options      -             -              2,000          -                -
Loss for the period                                 -             -               -             -          (1,236,074)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    41,338,333        41,228       6,910,323       (58,800)      (6,991,643)

Common stock transactions (net of issue costs):
Issued for cash at $.20 per share              3,966,000         3,966         788,315          -                -
Subscriptions received                              -              110          65,890          -                -
Stock issued on subscriptions                    285,000           285            -             -                -
Loss for the period                                 -             -               -             -            (327,852)
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000 (Unaudited)           45,589,333    $   45,589   $   7,764,528   $   (58,800)   $  (7,319,495)
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------
                                                      Period from
                                                     inception on
                                                   January 3, 1994                Three Months Ended March 31,
                                                      to March 31,                ----------------------------
                                                              2000                   2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)            (Unaudited)          (Unaudited)

Cash flows from operating activities:
     Loss for the period                           $    (7,319,495)        $     (327,852)      $     (356,925)
         Items not involving cash:
              Amortization                                  94,233                 14,275                5,220
              Bad debt                                      75,108                   -                    -
              Loss on disposal of fixed assets              26,054                   -                    -
              Write-down of investments                    100,000                   -                    -
              Write-down of intangible assets               17,189                   -                    -
              Write-down of organization costs              17,431                   -                    -
              Shares issued for services rendered          300,000                   -                    -
              Compensatory benefit of employee
                stock options                            1,129,800                   -                    -
     Changes in non-cash operating working capital:
         Inventory                                          (3,369)                  -                    -
         Accounts receivable                               (22,889)                (6,700)              (2,757)
         Prepaid expenses                                  (21,350)               (13,958)              (6,930)
         Accounts payable and accrued liabilities           64,493                 (9,685)             (23,542)
         Deferred revenue                                     -                   (21,506)                -
---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities              (5,542,795)              (365,426)            (384,934)

Cash flows from investing activities:
     Purchase of marketable securities                    (100,000)                  -                    -
     Purchase of fixed assets                             (256,606)               (17,443)             (16,298)
     Proceeds from notes receivable                       (130,181)                  -                    -
     Proceeds from disposal of real estate                 306,752                   -                    -
---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                (180,035)               (17,443)             (16,298)

Cash flows from financing activities:
     Notes receivable                                       55,073                 10,130                 -
     Borrowings from directors and officers                  7,304                   -                    -
     Due to (from) related companies                       (11,626)                13,644               (4,374)
     Mortgages payable                                    (207,739)                  -                    -
     Share subscriptions received                          110,270                   -                (285,000)
     Subscriptions receivable                                 -                    66,000                 -
     Common shares issued, net of issue costs            6,456,297                792,566              660,000
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities           6,409,579                882,340              379,374
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           686,749                499,471              (21,858)

Cash and cash equivalents, beginning of period             244,112                431,390               22,479
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $     930,861         $      930,861       $          621
---------------------------------------------------------------------------------------------------------------


Supplemental information:
     Cash paid for interest                          $       3,797         $         -          $         -
     Cash paid for taxes                             $        -            $         -          $         -
Non-cash financing activities:
     Shares issued for services rendered             $     300,000         $         -          $         -
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

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

2.   FUTURE OPERATIONS:

     During the three months ended March 31, 2000, the Company incurred a loss of $327,852 and used cash in operating activities of $365,426. From inception of the development stage on January 3, 1994, the Company has incurred cumulative losses of $7,319,495 and used cash for operating activities of $5,542,795.

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

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

     (d) Inventory:

         Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in-first-out basis. Cost is defined as the cost paid to third parties for materials plus other applicable direct costs.

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

     (f) Fixed assets:

         Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:


---------------------------------------------------------------------------------------------------------------
         Asset                                                                      Basis                 Rate
---------------------------------------------------------------------------------------------------------------

         Furniture and fixtures                                         declining-balance                  20%
         Computer equipment                                             declining-balance                  30%
         Trade show assets                                              declining-balance                  20%
         Computer software                                                  straight-line                  50%
         Leasehold improvements                                             straight-line           lease term
---------------------------------------------------------------------------------------------------------------

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (h) Foreign currency:

         The functional currency of the Company and all of its operations is the United States dollar. Monetary assets and liabilities denominated in a foreign currency have been translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities, and revenue and expense items are translated at rates prevailing when they were acquired or incurred. Exchange gains and losses are included in operations.

     (i) Stock-based compensation:

         The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If option grants are made to non-employees, compensation expense will be recognized equal to its fair value over the vesting period.

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

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

     (n) Unaudited interim financial information:

         The financial information as at March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited however, such financial information reflects all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation of the results for the periods presented.

4. RELATED PARTY BALANCES AND TRANSACTIONS:

     (a) Due to (from) related companies:

         TechWest Management Inc. ("TechWest"), which is under the control of common directors, is responsible for making regular payments to suppliers on behalf of the Company and Sideware Systems Inc. ("Sideware"), which is also under the control of common directors. Cash is advanced to TechWest by the Company and Sideware to cover these expenses. TechWest then allocates 80% of the expenses to Sideware and 20% to the Company. Amounts due to (from) related companies result from these intercompany expense allocations and cash advances. The amounts due to (from) related companies are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                     2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

         Netmedia Systems Inc.                                             $         -          $       (2,126)
         TechWest Management Inc.                                                    -                  23,632
---------------------------------------------------------------------------------------------------------------

                                                                           $         -          $       21,506
---------------------------------------------------------------------------------------------------------------

         During the period, the Company recorded sales of $11,387 to Sideware.

     (b) Due from directors and officers:

         The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

4. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED):

     (c) Transactions with directors and officers:

         During the three month period ended March 31, 2000, the Company was charged $73,808 (March 31, 1999 - $52,849) for management and consulting services provided by directors and officers. These charges are included in selling, general and administrative expenses.

5.   FIXED ASSETS:

---------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     MARCH 31, 2000 (Unaudited)                                  Cost        amortization                value
---------------------------------------------------------------------------------------------------------------
     Furniture and fixtures                             $      23,726        $      6,495         $     17,231
     Computer equipment                                        85,345              30,025               55,320
     Trade show assets                                         17,306               3,622               13,684
     Computer software                                         51,196              40,457               10,739
     Leasehold improvements                                    49,654               9,250               40,404
---------------------------------------------------------------------------------------------------------------

                                                        $     227,227        $     89,849         $    137,378
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     DECEMBER 31, 1999                                           Cost        amortization                value
---------------------------------------------------------------------------------------------------------------

     Furniture and fixtures                             $      22,945        $      5,320         $     17,625
     Computer equipment                                        80,745              23,771               56,974
     Trade show assets                                         13,307               2,851               10,456
     Computer software                                         50,795              36,898               13,897
     Leasehold improvements                                    41,992               6,734               35,258
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                        $     209,784        $     75,574         $    134,210
---------------------------------------------------------------------------------------------------------------


6.   COMMON STOCK:

     (a) Of the shares issued at March 31, 2000, 6,595,000 shares (December 31, 1999 - 12,595,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 6(b).

     (b) 5,500,000 shares were issued for technology in 1993 and recorded at a par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology has not been completed.
         The 1,500,000 shares are included in the total outstanding number of shares of 45,589,333 disclosed in the statements of stockholders' deficit.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

6.   COMMON STOCK (CONTINUED):

     (c) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (d) Stock options:

         The Company has reserved 7,500,000 common shares pursuant to a stock option plan. The Company has also reserved an additional 7,500,000 common shares, subject to shareholder approval, pursuant to a new stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

         Stock option activity during the three months ended March 31, 2000 is as follows:

         --------------------------------------------------------------------------------------------------------
                            Weighted
                             average    Weighted   Outstanding                                      Outstanding
                            exercise     average  December 31,                         Forfeited/     March 31,
         Expiry dates          price  fair value          1999     Granted  Exercised     expired          2000
         --------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)

         December 16, 2002     $0.20       $0.19     4,012,000        -     2,529,000        -        1,483,000
         May 13, 2003          $0.20       $0.76     1,103,000        -       802,000        -         301,000
         July 2, 2003          $0.20       $0.77       125,000        -       125,000        -             -
         April 19, 2004        $0.20       $0.16       965,000        -       310,000        -          655,000
         November 25, 2004     $0.20       $0.18       200,000        -       200,000        -             -
         --------------------------------------------------------------------------------------------------------

                                                     6,405,000        -     3,966,000         -       2,439,000
         --------------------------------------------------------------------------------------------------------

         Stock option activity during the three month period ended March 31, 1999 is as follows:

         --------------------------------------------------------------------------------------------------------
                            Weighted
                             average    Weighted  Outstanding                                      Outstanding
                            exercise     average  December 31,                         Forfeited/     March 31,
         Expiry dates          price  fair value          1998     Granted  Exercised     expired          1999
         --------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)

         December 16, 2002     $0.20       $0.19     4,097,000        -           -           -       4,097,000
         May 13, 2003          $0.20       $0.76     1,210,000        -           -        35,000     1,175,000
         July 2, 2003          $0.20       $0.77       125,000        -           -          -          125,000
         --------------------------------------------------------------------------------------------------------

                                                     5,432,000        -           -        35,000     5,397,000
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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

6.   COMMON STOCK (CONTINUED):

     (d) Stock options (continued):

         Had compensation cost been determined based on the fair value at the grant dates of the stock options and charged to earnings consistent with the measurement provision of FAS 123, the impact would be as follows:

---------------------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on
                                                   January 3, 1994                 Three Months Ended March 31,
                                                      to March 31,                 ----------------------------
                                                              2000                   2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)

         Loss for the period, as reported         $     (7,319,498)        $     (327,852)      $     (292,486)
         Estimated fair value of option grants          (2,375,052)                  -                    -
---------------------------------------------------------------------------------------------------------------
                                                        (9,694,550)              (327,852)            (292,486)
         Less compensatory benefit included in
           selling, general and administrative
           expenses                                      1,129,800                   -                    -
---------------------------------------------------------------------------------------------------------------

         Pro forma loss                              $  (8,564,750)        $     (327,852)      $     (292,486)
---------------------------------------------------------------------------------------------------------------

         Loss per share                              $      (0.34)         $       (0.01)       $         0.01
---------------------------------------------------------------------------------------------------------------

         The fair value of the stock option grants have been estimated using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield - 0% (all periods), risk-free interest rate in 1999 - 5.88%; 1998 - 6.0%; 1997 - 5.0%, expected option life - 5 years (all periods); expected volatility in 1999 - 120%; 1998 - 156%; 1997 - 70%.


7.   INCOME TAXES:

     The Company has non-capital loss carry forwards for income tax purposes of approximately $4,725,000 which are available to reduce taxable income of future years. The unrecorded benefit of these losses carried forward is approximately $2,120,000. The benefit has been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits.

     The unrealized benefits of the carry forward losses expire as follows:

              2010                                                         $       25,000
              2011                                                                972,500
              2012                                                              2,134,700
              2013                                                              1,246,400
              2014                                                                346,400
------------------------------------------------------------------------------------------

                                                                           $    4,725,000
------------------------------------------------------------------------------------------

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 8
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended March 31, 2000 and 1999
Period from inception on January 3, 1994 to March 31, 2000
--------------------------------------------------------------------------------

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

9.   COMMITMENTS:

     The Company has obligations under operating lease arrangements which require the following minimum annual payments:

---------------------------------------------------------------------------------------------------------------
     2000                                                                                         $    161,559
     2001                                                                                              222,812
     2002                                                                                              195,817
     2003                                                                                               95,605
---------------------------------------------------------------------------------------------------------------

                                                                                                  $    675,793
---------------------------------------------------------------------------------------------------------------

     Eighty percent of these amounts are recoverable pursuant to an agreement with Sideware Systems Inc., a company with certain common shareholders and directors as the Company.

10. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Selling, general and administrative expenses are comprised of the following:

------------------------------------------------------------------------------------------------------------------

                                                         Period from
                                                        inception on
                                                     January 3, 1994                  Three Months Ended March 31,
                                                         to March 31,                -----------------------------
                                                                2000                   2000                 1999
------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)            (Unaudited)          (Unaudited)

     Compensatory benefit of employee stock options       $ 1,129,800              $    -               $    -
     Salaries and benefits                                    919,454                 53,453               58,721
     Other                                                  2,569,170                162,059              170,667
------------------------------------------------------------------------------------------------------------------

                                                          $ 4,618,424              $ 215,512            $ 229,388
------------------------------------------------------------------------------------------------------------------