Form 10QSB
period 2000-06-30
BRAINTECH INC/BC
filed 2000-08-14
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/X/   SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period ended JUNE 30, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ /   SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from


                                 BRAINTECH, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA .                                 .       98-0168932   .
-------------------------       ------------------      ----------------
(State or jurisdiction of       (Commission File        (IRS Employer
incorporation)                   Number)                 Identification No.)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,594,333 Common shares, par value $0.001, as at August 10, 2000.


Transitional Small Business Disclosure Format (check one):

         Yes                                 No    X
             -----                               -----


                           Index to Exhibits on Page 7

                                 BrainTech, Inc.
                                   Form 10-QSB
                                TABLE OF CONTENTS

                                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................1

Item 2.           Management's Discussion and
                  Analysis or Plan of Operation...................................................................1

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings...............................................................................5

Item 2.           Changes in Securities and Use of Proceeds.......................................................6

Item 3.           Defaults upon Senior Securities.................................................................6

Item 4.           Submission of Matters to a Vote of
                  Securities Holders..............................................................................6

Item 5.           Other Matters...................................................................................7

Item 6.           Exhibits and Reports on Form 8-K................................................................7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated Financial Statements and are set forth herein.

       (i)   Consolidated Balance Sheets as of December 31, 1999 and June 30,
       2000;

       (iii) Consolidated Statements of Operations for the six month periods ended June 30, 1999 and 2000;

       (iv) Consolidated Statements of Stockholders' Deficit for the period beginning January 3, 1994 and ending June 30, 2000;

       (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 2000; and

       (vi) Notes to Consolidated Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

BrainTech, Inc. was incorporated in 1987. Since the first quarter of 1994, our principal business has been the development of automated vision systems and hardware and software products used in automated vision systems.

As of June 30, 2000 we have incurred an aggregate deficit of approximately $7,646,392 during the development stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.


RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that our operating results should not be relied upon as an indication of future performance.

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTH PERIOD ENDED JUNE 30, 1999

During the six month period ended June 30, 2000, we recorded revenue from operations of $77,173. This amount included:

(a) $65,786 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.; and
(b)      $11,387 for the Wizmaster program developed for Sideware Systems Inc.

We recorded no revenue from operations during the six month period ended June 30, 1999.

Cost of sales for the six month period ended June 30, 2000 were $34,452.

This amount consisted of:

(a) $26,105 paid to a systems integrator working on the Satisfied Brake Products Inc. project; and
(b) approximately $8,000 for equipment for our transmission casing inspection project with ABB.

As we had no revenue during the six month period ended June 30, 1999, we recorded no cost of sales during that period either.

Research and development expenses for the six month period ended June 30, 2000 were $290,660, compared with $259,934 for the six month period ended June 30, 1999. Salaries allocated to research and development decreased from $199,468 for the six month period ended June 30, 1999 to $192,558 for the six month period ended June 30, 2000. Payments to North Shore Circuit Design for work on the IMPAC accelerator board increased from approximately $69,000 to approximately $77,000.

Selling, general, and administrative expenses decreased from $445,188 for the six month period ended June 30, 1999 to $406,810 for the six month period ended June 30, 2000. Several factors contributed to the change. The principal factors were as follows:

(a) Legal expenses increased from $43,135 to $81,587, principally due to the cost of filing a registration statement under the Securities Act of 1933, and the cost of preparing proxy materials for our shareholders' meeting.
(b) Accounting and auditing expenses increased from $16,825 to $32,610, principally due to costs incurred in filing a registration statement under the Securities Act of 1993 and the costs incurred in submitting our quarterly financial statements to our auditors for review.
(c) Filing and transfer fees increased from $722 to $21,624, principally as a result of fees paid on the filing of a registration statement under the Securities Act of 1933 and costs relating to transfers of restricted shares.

(d) During the six month period ended June 30, 1999 we incurred a foreign exchange loss of $64,015. The comparative figure for 2000 was $10,774. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.
(e) Salary costs decreased from $130,938 to $81,600, owing principally to adjustments to our cost sharing agreement with BrainTech, Inc., which was in effect during the six month period ended June 30, 2000, but not during the six month period ended June 30, 1999.
(f) Rental costs decreased from $50,194 to $24,765, owing principally to adjustments to our cost sharing agreement with BrainTech, Inc., which was in effect during the six month period ended June 30, 2000, but not during the six month period ended June 30, 1999.
(g) Investor relations costs increased from $18,701 to $49,333, principally as a result of costs incurred in distributing materials for our 2000 stockholders' meeting, and in proxy tabulation costs.

PLAN OF OPERATION

On March 26, 2000 we entered into an Alliance Agreement with ABB Flexible Automation Group, Inc., part of the Canadian division of the ABB Group. Under the Alliance Agreement we have agreed to co-operate with ABB Flexible Automation Group, Inc. in identifying, developing, and pursuing business opportunities which combine the expertise and technology of the two companies. Either party, upon becoming aware of such an opportunity, will notify the other, and the parties will co-operate in preparing proposals, specifications, and contracts. Either party may terminate the Alliance Agreement on 120 days notice.

We received an initial purchase order from ABB Flexible Automation Group, Inc. to develop a vision system to identify and sort automobile transmission casing parts. The price for the vision system was approximately $18,000. We completed and installed the system in May 2000.

In July 2000 we received a purchase order to develop two further vision systems for ABB, to identify and locate specified features on plastic blow-moulded automotive components. The price for the systems will be approximately $20,000 each.

We believe that our Alliance Agreement with ABB represents our best prospect for securing additional sales, and we intend to concentrate our efforts on advancing our relationship with ABB.

We also intend to continue our investigation into potential applications for the IMPAC accelerator board. Readers are cautioned that our investigation into potential applications for the IMPAC board are at a preliminary stage. We have no assurance that we will be able to identify or develop any application for the IMPAC board which can be profitably exploited.

We currently employ 4 full time and 9 part time officers or employees. Our current monthly salary costs are approximately $30,000.

During the six month period ended June 30, 2000 our average monthly cash expenses were approximately $115,000 per month, inclusive of salaries and benefits. However, certain expenses during that period, such as legal expenses for the preparation of shareholder meeting materials, will not be repeated during the remainder of the current fiscal year. We expect that with our current work force, our average monthly expenses will be less than $100,000 per month for the balance of this fiscal year.

As at August 1, 2000 our cash balance was approximately $470,000. Accordingly, with our present work force, we expect that we have sufficient cash on hand to pay operating expenses for substantially all of the remainder of this fiscal year. We do not plan to increase our work force significantly unless we are able to generate significant sales. Our best prospect for doing so is through our alliance with ABB.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and we do not have an established record of sales or established distribution channels for our products or services. In order to continue as a going concern, we will have to begin generating significant sales revenue.

NEW PREMISES

We are in the process of moving to new sub-lease premises, occupying approximately 3,075 square feet, at Unit 113A&B, 980 West 1st Street, North Vancouver, British Columbia, Canada. The sub-lease for the premises is in the name of Techwest Management Inc., which will pass the costs of the premises on to us. The landlord is HOOPP Realty Inc., and the tenant sub-letting the premises to us is MGI International Marine Safety Solutions Inc.
Both of those companies are arm's length companies.

The sub-lease contains the following terms:

(a)      The term runs from June 1, 2000 to January 30, 2002.
(b)      Monthly rental is approximately $2,200 per month.
(c) In addition, we will be liable for common area maintenance charges of approximately $700 per month.

Upon entering the new premises, we expect that we will cease to pay any part of the rent in respect of our present North Vancouver premises. However, we expect that we will continue to pay approximately $750 per month toward the cost of the downtown Vancouver premises described above. Accordingly, we expect that our total rental costs will be approximately $3,650 per month, or approximately $44,000 per year.

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

The action has been set for trial in July 2001. In addition, on March 9, 2000, the Plaintiffs served an application for summary trial. The summary trial procedure permits a party to try to obtain a streamlined, expedited trial, and thus to achieve an earlier verdict. If successful, the application for summary trial could result in a determination of the case well in advance of the scheduled trial date in July 2001. No date has yet been set for the summary trial hearing. The outcome of this action is uncertain.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At a shareholders' meeting held May 17, 2000, our shareholders approved resolutions:

(a) increasing our authorized capital from 50,000,000 to 200,000,000 common shares; and

(b)      approving our 2000 Stock Option Plan.

As yet we have not granted any options pursuant to our 2000 Stock Option Plan.

ITEM 5.  OTHER MATTERS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO EXHIBITS



NUMBER                                  EXHIBIT
------                                  -------
     3.1(1)       Articles of Incorporation, dated February 27, 1987
     3.2(1)       Articles of Amendment, dated July 14, 1998
     3.3(1)       Articles of Amendment, dated June 28, 1990
     3.4(1)       Articles Of Amendment of the Company, dated February 8, 1993
     3.5(1)       Articles of Amendment of the Company, dated April 6, 1993
     3.6(1)       Articles of Amendment of the Company, dated December 6, 1993
     3.7(1)       By-Laws of the Company
     4.1(1)       Specimen Stock Certificate
     4.2(1)       1997 Stock Option Plan
     4.3(1)       2000 Stock Option Plan
     5.1(1)       Opinion of William K. Ziering, Attorney-at-Law
    10.1(1)       License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
    10.2(1)       Product Development Agreement between the Company and United Technologies
                  Microelectronic Systems Inc., dated July 6, 1998.
    10.3(1)       Manufacturing and Sales Agreement between the Company and
                  United Technologies Microelectronic Systems Inc., dated July
                  6, 1998.
    10.4(1)       Operating Agreement between the Company and Sideware Systems Inc., dated November 1,
                  1995
    10.5(1)       Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
    10.6(1)       Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between
                  HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and BrainTech, Inc.
    10.7(1)       Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
    10.8(1)       Lease effective as of July 1, 1999 between the Company, Techwest Management Inc.,
                  Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
    10.9(1)       Assignment Agreement effective as of July 1, 1999 between the
                  Company, Techwest Management Inc., Sideware Systems Inc., and
                  SJM Management Ltd.
    10.10(1)      Agreement between the Company, Mercator Robotec Inc. and Satisfied Brake Products Inc.

    10.11(1)      Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation
                  Group Inc.
    10.12         Sublease and Consent to Lease between MGI International Marine
                  Safety Solutions Inc., Techwest Management Inc. and HOOPP
                  Realty Inc., and Offer to Lease
     11.1         Computation of net loss per share
     21.1(1)      Subsidiaries of the Registrant
     27.1         Summary Financial Data for the six month period ended June 30, 2000.

(1)      Exhibit already on file.

During the period covered by this Quarterly Report we did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 11, 2000               BrainTech, Inc.


                                     "Grant Sutherland"


                                     ----------------------------------
                                     W. Grant Sutherland
                                     Director
                                     Chairman of the Board of Directors
                                     Chief Financial Officer

                  Consolidated Financial Statements of

                  BRAINTECH,  INC.
                  (A Development Stage Enterprise)
                  (Expressed in U.S. Dollars)

                  Six months ended June 30, 2000 and 1999
                  Period from inception
                  on January 3, 1994 to June 30, 2000

                  (Unaudited - Prepared by Management)

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------
                                                                       June 30,         December 31,
                                                                           2000                 1999
-----------------------------------------------------------------------------------------------------
                                                                    (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                   $      590,381       $      431,390
     Accounts receivable                                                 21,442               16,189
     Inventory                                                            3,369                3,369
     Due from related companies (note 4(a))                                -                  13,644
     Prepaid expenses                                                    15,868                7,392
     ------------------------------------------------------------------------------------------------
                                                                        631,060              471,984
Deposit on lease                                                          2,297                 -
Due from directors and officers (note 4(b))                              36,131               10,130
Fixed assets (note 5)                                                   133,471              134,210
-----------------------------------------------------------------------------------------------------
                                                                 $      802,959       $      616,324
=====================================================================================================
Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities                    $       91,034       $       87,710
     Deferred revenue                                                      -                  21,506
-----------------------------------------------------------------------------------------------------
                                                                         91,034              109,216
Amounts in dispute (note 8(b))                                          606,000              606,000
-----------------------------------------------------------------------------------------------------
                                                                        697,034              715,216
Stockholders' deficit:
     Common stock (note 6):
       Authorized:  200,000,000 shares, with $0.001 par value
       Issued:  45,594,333 shares (1999 - 41,338,333)                    45,594               41,228
     Additional paid-in capital (note 6(c))                           7,765,523            6,910,323
     Deficit accumulated prior to the development stage                 (58,800)             (58,800)
     Deficit accumulated during the development stage                (7,646,392)          (6,991,643)
-----------------------------------------------------------------------------------------------------
                                                                        105,925              (98,892)
Future operations (note 2)
Contingencies (note 8)
Commitments (note 9)
-----------------------------------------------------------------------------------------------------

                                                                 $      802,959       $      616,324
=====================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on
                                                   January 3, 1994                   Six Months Ended June 30,
                                                       to June 30,                   -------------------------
                                                              2000                   2000                 1999
--------------------------------------------------------------------------------------------------------------
Sales                                                $     134,683         $       77,173       $         -
Cost of sales                                               64,457                 34,452                 -
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                70,226                 42,721                 -

Expenses:
     Consulting and contractors                            736,561                   -                   5,313
     Research and development                            2,009,661                290,660              259,934
     Selling, general and administrative (note 10)       4,809,722                406,810              445,188
     Non-operating expenses:
         Loss on disposal of fixed assets                   26,054                   -                    -
         Write-down of investments                         100,000                   -                    -
         Write-down of intangible assets                    17,189                   -                    -
         Write-down of organization costs                   17,431                   -                    -
         -----------------------------------------------------------------------------------------------------
                                                         7,716,618                697,470              710,435
--------------------------------------------------------------------------------------------------------------
Loss for the period                                  $   7,646,392         $      654,749       $      710,435
==============================================================================================================
Loss per share information:
     Basic and diluted                               $        0.30         $         0.01       $         0.02
==============================================================================================================
Weighted average number of common
   shares outstanding                                   25,745,021             44,873,415           32,632,106
==============================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Deficit          Deficit
                                                                                          accumulated      accumulated
                                                                             Additional  prior to the       during the
                                                                 Common         paid-in   development      development
                                                   Shares         stock         capital         stage            stage
----------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994                       17,400,000     $  17,400    $  1,039,271    $  (58,800)    $       -
Loss for the period                                  -             -               -             -          (1,006,716)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                     17,400,000        17,400       1,039,271       (58,800)      (1,006,716)
Loss for the period                                  -             -               -             -            (748,310)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                     17,400,000        17,400       1,039,271       (58,800)      (1,755,026)

Common stock transactions (net of issue costs):
  Issued for cash at $.1895 per share             950,000           950         173,440          -                -
  Issued for cash at $.25 per share               733,333           733         183,167          -                -
  Issued for cash at $.20 per share             3,000,000         3,000         592,500          -                -
  Shares issued for services rendered           1,200,000         1,200         238,800          -                -
Loss for the period                                  -             -               -             -            (959,945)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     23,283,333        23,283       2,227,178       (58,800)      (2,714,971)

Common stock transactions (net of issue costs):
  Issued for cash at $.20 per share             2,000,000         2,000         396,991          -                -
  Issued for cash at $.15 per share             1,000,000         1,000         148,279          -                -
  Shares issued for services rendered             300,000           300          59,700          -                -
Compensatory benefit of employee stock options       -             -            200,000          -                -
Loss for the period                                  -             -               -             -            (930,042)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     26,583,333        26,583       3,032,148       (58,800)      (3,645,013)

Common stock transactions (net of issue costs):
  Issued for cash at $.25 per share             1,600,000         1,600         398,400          -                -
  Issued for cash at $.20 per share             2,188,000         2,188         435,412          -                -
Compensatory benefit of employee stock options       -             -            927,800          -                -
Loss for the period                                  -             -               -             -          (2,110,556)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     30,371,333        30,371       4,793,760       (58,800)      (5,755,569)

Common stock transactions (net of issue costs):
  Issued for cash at $.15 per share             9,800,000         9,800       1,433,950          -                -
  Issued for cash at $.20 per share               157,000           157          31,243          -                -
  Issued for cash at $.60 per share             1,010,000         1,010         604,990          -                -
Common stock subscriptions                           -             -            110,270          -                -
Subscriptions receivable                             -             (110)        (65,890)         -                -
Compensatory benefit of employee stock options       -             -              2,000          -                -
Loss for the period                                  -             -               -             -          (1,236,074)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     41,338,333        41,228       6,910,323       (58,800)      (6,991,643)

Common stock transactions (net of issue costs):
  Issued for cash at $.20 per share             3,971,000         3,971         789,310          -                -
  Subscriptions received                             -              110          65,890          -                -
Stock issued on subscriptions                     285,000           285            -             -                -
Loss for the period                                  -             -               -             -            (654,749)
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                         45,594,333     $  45,594    $  7,765,523    $  (58,800)    $ (7,646,392)
======================================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on
                                                   January 3, 1994                   Six Months Ended June 30,
                                                       to June 30,                   -------------------------
                                                              2000                   2000                 1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss for the period                             $  (7,646,392)          $   (654,749)        $   (710,435)
     Items not involving cash:
         Amortization                                      108,939                 28,981               13,814
         Bad debt                                           77,234                  2,126                 -
         Loss on disposal of fixed assets                   26,054                   -                    -
         Write-down of investments                         100,000                   -                    -
         Write-down of intangible assets                    17,189                   -                    -
         Write-down of organization costs                   17,431                   -                    -
         Shares issued for services rendered               300,000                   -                    -
         Compensatory benefit of employee
           stock options                                 1,129,800                   -                    -
     Changes in non-cash operating working capital:
         Inventory                                          (3,369)                  -                    -
         Accounts receivable                               (23,568)                (7,379)              11,581
         Prepaid expenses                                  (15,868)                (8,476)             (10,674)
         Accounts payable and accrued liabilities           77,502                  3,324              (33,535)
         Deferred revenue                                     -                   (21,506)                -
     ---------------------------------------------------------------------------------------------------------
     Net cash used in operating activities              (5,835,048)              (657,679)            (729,249)

Cash flows from investing activities:
     Purchase of marketable securities                    (100,000)                  -                    -
     Purchase of fixed assets                             (267,405)               (28,242)             (60,897)
     Proceeds from notes receivable                       (130,181)                  -                    -
     Proceeds from disposal of real estate                 306,752                   -                    -
     Deposit on lease                                       (2,297)                (2,297)
     ---------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                (193,131)               (30,539)             (60,897)

Cash flows from financing activities:
     Notes receivable                                       65,203                 10,130                 -
     Loans to directors and officers                       (38,957)               (36,131)                -
     Due to (from) related companies                       (11,626)                13,644             (164,666)
     Mortgages payable                                    (207,739)                  -                    -
     Share subscriptions received                          110,270                   -                 363,750
     Subscriptions receivable                                 -                    66,000                 -
     Common shares issued, net of issue costs            6,457,297                793,566              660,000
     --------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities           6,374,448                847,209              859,084
--------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                      346,269                158,991               68,938
Cash and cash equivalents, beginning of period             244,112                431,390               22,479
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $   590,381           $    590,381         $     91,417
==============================================================================================================
Supplemental information:
     Cash paid for interest                            $     3,797           $       -            $      2,155
     Cash paid for taxes                               $      -              $       -            $       -
Non-cash financing activities:
     Shares issued for services rendered               $   300,000           $       -            $       -
==============================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

1.   ORGANIZATION:

     Braintech, Inc. (the "Company") was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech, Inc. and began operations as a high tech development company, developing advanced video recognition software. All sales of its products and services are made in this industry segment.


2.   FUTURE OPERATIONS:

     During the six months ended June 30, 2000, the Company incurred a loss of $654,749 and used cash in operating activities of $657,679. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $7,646,392 and used cash for operating activities of $5,835,048.

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

         To June 30, 2000, for United States accounting and reporting purposes, the Company is considered to be in a development stage as it was devoting substantial efforts to developing its business operations. Commencement of the development stage is considered to have occurred on January 3, 1994 when the Company began operations as a high-technology development company.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

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

     (f) Fixed assets:

         Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

         ------------------------------------------------------------------------------------
         Asset                                                     Basis                 Rate
         ------------------------------------------------------------------------------------
         Furniture and fixtures                        declining-balance                  20%
         Computer equipment                            declining-balance                  30%
         Trade show assets                             declining-balance                  20%
         Computer software                                 straight-line                  50%
         Leasehold improvements                            straight-line           lease term
         ------------------------------------------------------------------------------------

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

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

     (i) Stock-based compensation:

         The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If option grants are made to non-employees, compensation expense will be recognized equal to its fair value over the vesting period.

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

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

     (n) Unaudited interim financial information:

         The financial information as at June 30, 2000 and for the six months ended June 30, 2000 and 1999 is unaudited; however, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results presented.


4. RELATED PARTY BALANCES AND TRANSACTIONS:

     (a) Due to (from) related companies:

         TechWest Management Inc. ("TechWest"), which is under the control of common directors, is responsible for making regular payments to suppliers on behalf of the Company and Sideware Systems Inc. ("Sideware"), which is also under the control of common directors. Cash is advanced to TechWest by the Company and Sideware to cover these expenses. TechWest then allocates 80% of the expenses to Sideware and 20% to the Company in accordance with a cost allocation agreement between the parties. Amounts due to (from) related companies result from these intercompany expense allocations and cash advances. The amounts due to (from) related companies are as follows:

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

4. RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED):

     (a) Due to (from) related companies (continued):

         ---------------------------------------------------------------------------------
                                                             June 30,         December 31,
                                                                 2000                 1999
         ---------------------------------------------------------------------------------
                                                          (unaudited)
         Netmedia Systems Inc.                         $         -          $       (2,126)
         TechWest Management Inc.                                -                  23,632
         ---------------------------------------------------------------------------------
                                                       $         -          $       21,506
         =================================================================================


     (b) Due from directors and officers:

         The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

     (c) Transactions with directors and officers:

         During the six month period ended June 30, 2000, the Company was charged $84,889 (June 30, 1999 - $45,205) for management and consulting services provided by directors and officers. These charges are included in selling, general and administrative expenses.

     (d) Sale to related company:

         During the six month period ended June 30, 2000, a sale of $11,887 (June 30, 1999 - $Nil) was made to a company with common shareholders and directors.


5.   FIXED ASSETS:

     --------------------------------------------------------------------------------------------------
                                                                       Accumulated             Net book
     JUNE 30, 2000                                        Cost        amortization                value
     --------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
     Furniture and fixtures                      $      23,726        $      7,669         $     16,057
     Computer equipment                                 88,172              36,491               51,681
     Trade show assets                                  17,306               4,393               12,913
     Computer software                                  52,215              44,271                7,944
     Leasehold improvements                             56,607              11,731               44,876
     --------------------------------------------------------------------------------------------------
                                                 $     238,026        $    104,555         $    133,471
   ====================================================================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

5.   FIXED ASSETS (CONTINUED):

     ------------------------------------------------------------------------------------------------
                                                                      Accumulated            Net book
     DECEMBER 31, 1999                                   Cost        amortization               value
     -----------------------------------------------------------------------------------------------
     Furniture and fixtures                      $     22,945        $     5,320         $    17,625
     Computer equipment                                80,745             23,771              56,974
     Trade show assets                                 13,307              2,851              10,456
     Computer software                                 50,795             36,898              13,897
     Leasehold improvements                            41,992              6,734              35,258
     -----------------------------------------------------------------------------------------------
                                                 $    209,784        $    75,574         $   134,210
     ===============================================================================================


6.   COMMON STOCK:

     (a) At the annual general meeting of the Company on May 17th, 2000, the shareholders approved an increase in the authorized share capital of the company from 50,000,000 to 200,000,000 shares.

     (b) Of the shares issued at June 30, 2000, 4,395,000 shares (December 31, 1999 - 12,595,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 6(c).

     (c) 5,500,000 shares were issued for technology in 1993 and recorded at a par value of $5,500. 1,500,000 shares have been retained by the Company because the development of the technology has not been completed.

     (d) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

     (e) Stock options:

         The Company has reserved 7,500,000 common shares pursuant to the 1997 stock option plan and an additional 7,500,000 common shares pursuant to the 2000 stock option plan. Options to purchase common shares of the Company may be granted by the Board of Directors and vest immediately.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

6.   COMMON STOCK (CONTINUED):

     (e) Stock options (continued):

         Stock option activity during the six months ended June 30, 2000 is as follows:

         -----------------------------------------------------------------------------------------------------
                            Weighted    Weighted
                             average     average   Outstanding                                     Outstanding
                            exercise        fair  December 31,                         Forfeited/     June 30,
         Expiry dates          price       value          1999    Granted    Exercised    expired         2000
         -----------------------------------------------------------------------------------------------------
         December 16, 2002     $0.20       $0.19     4,012,000         -     2,529,000         -     1,483,000
         May 13, 2003          $0.20       $0.76     1,103,000         -      8,02,000         -       301,000
         July 2, 2003          $0.20       $0.77       125,000         -       125,000         -            -
         April 19, 2004        $0.20       $0.16       965,000         -       315,000         -       650,000
         November 25, 2004     $0.20       $0.18       200,000         -       200,000         -            -
         -----------------------------------------------------------------------------------------------------
                                                     6,405,000         -     3,171,008         -     2,434,000
         =====================================================================================================


         Stock option activity during the six months ended June 30, 1999 is as follows:

         -----------------------------------------------------------------------------------------------------
                            Weighted    Weighted
                             average     average   Outstanding                                     Outstanding
                            exercise        fair  December 31,                         Forfeited/     June 30,
         Expiry dates          price       value          1999    Granted    Exercised    expired         2000
         -----------------------------------------------------------------------------------------------------
         December 16, 2002     $0.20       $0.19     4,097,000         -            -          -     4,097,000
         May 13, 2003          $0.20       $0.76     1,210,000         -            -      35,000    1,175,000
         July 2, 2003          $0.20       $0.77       125,000         -            -          -       125,000
         April 19, 2004        $0.20       $0.16            -     965,000           -          -       965,000
         -----------------------------------------------------------------------------------------------------
                                                     5,432,000    965,000           -      35,000    6,362,000
         =====================================================================================================


         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123") and has elected to continue measuring compensation costs using the intrinsic value based method of accounting. Under the intrinsic value based method, employee stock option compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount an optionee must pay to acquire stock.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

6.   COMMON STOCK (CONTINUED):

     (e) Stock options (continued):

         Had compensation cost been determined based on the fair value of employee stock options at their grant date the charge to earnings calculated over the vesting period would be as follows:

         ------------------------------------------------------------------------------------------------
                                                     Period from
                                                    inception on
                                                 January 3, 1994                 Six Months Ended June 30
                                                      to June 30,                ------------------------
                                                             2000                 2000               1999
         ------------------------------------------------------------------------------------------------
         Loss for the period, as reported         $    (7,646,392)        $   (654,749)      $   (710,435)
         Estimated fair value of option grants         (2,375,052)                -              (154,171)
         ------------------------------------------------------------------------------------------------
                                                      (10,021,444)            (654,749)          (864,606)
         Less compensatory benefit included in
           selling, general and administrative
           expenses                                     1,129,800                 -                  -
         ------------------------------------------------------------------------------------------------
         Pro forma loss                             $  (8,891,644)        $   (654,749)      $   (864,606)
         ================================================================================================
         Loss per share                             $       (0.35)         $     (0.01)      $       0.03
         ================================================================================================

         The fair value of the stock option grants have been estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield - 0% (all periods), risk-free interest rate in 1999 - 5.88%, expected option life - 5 years (all periods); expected volatility in 1999 - 120%. No options were granted during the six month period ended June 30, 2000.


7.   INCOME TAXES:

     The Company has non-capital loss carry forwards for income tax purposes of approximately $5,118,000 which are available to reduce taxable income of future years. The unrecorded benefit of these losses carried forward is approximately $2,120,000. The benefit has been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits.

     The unrealized benefits of the carry forward losses expire as follows:

              2010                                          $       25,000
              2011                                                 972,500
              2012                                               2,134,700
              2013                                               1,246,400
              2014                                                 739,400
              ------------------------------------------------------------
                                                            $    5,118,000
              ============================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 9
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================

8.   CONTINGENCIES:

     The Company is engaged in the following legal disputes:

     (a) On February 1, 1999, a former employee of the Company commenced legal proceedings against the Company claiming approximately $100,000 in damages for an alleged breach of a stock option agreement and approximately $7,500 alleged to be owing pursuant to a consulting agreement. The Company has filed a defense and counterclaim alleging breach of fiduciary duty and negligence. While the ultimate outcome is uncertain, management of the Company believes it will be successful in defending this action and accordingly no amount has been provided in these financial statements.

     (b) On March 16, 1999, three corporations commenced legal proceeding against the Company and certain of its present and former directors claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. The plaintiffs have not sought recovery of any shares of the Company. The Company has filed a defense and counterclaim alleging that the plaintiffs and a former promoter of the Company, caused share certificates of the defendant to be issued to the plaintiffs improperly, and caused funds of the Company to be used for unauthorized and improper purposes. In the previous year, the Company recorded the full amount of the $606,000 as an amount in dispute.



9.   COMMITMENTS:

     The Company has obligations under operating lease arrangements which require the following minimum annual payments:

     ---------------------------------------------------------------------
     2000                                                   $       95,373
     2001                                                          265,131
     2002                                                          213,032
     2003                                                          106,325
     ---------------------------------------------------------------------
                                                            $      679,861
     =====================================================================


     Of these amounts, $634,946 is recoverable pursuant to an agreement with Sideware Systems Inc., a company with certain common shareholders and directors as the Company.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 10
(Expressed in U.S. Dollars)
(Unaudited)

Six months ended June 30, 2000 and 1999
Period from inception on January 3, 1994
to June 30, 2000

================================================================================


10. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Selling, general and administrative expenses are comprised of the following:

     -------------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on                 Six Months Ended June 30,
                                                   January 3, 1994                --------------------------
                                                  to June 30, 2000                 2000                 1999
     -------------------------------------------------------------------------------------------------------
     Compensatory benefit of
       employee stock options                        $   1,129,800         $       -          $       -
     Salaries and benefits                                 947,601               81,600            130,938
     Other                                               2,732,321              325,210            314,250
     -------------------------------------------------------------------------------------------------------
                                                     $   4,809,722         $    406,810       $    445,188
     =====================================================================================================