Form 10QSB
period 2000-09-30
BRAINTECH INC/BC
filed 2000-11-14
CIK 1015715

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period ended   SEPTEMBER 30, 2000
                                               ----------------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from _______________

                                 BRAINTECH, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       NEVADA                                              98-0168932
----------------------     -------------------    ----------------------------
(State or jurisdiction      (Commission File             (IRS Employer
   of incorporation)            Number)                Identification No.)

         930 WEST 1ST ST. #102, NORTH VANCOUVER, B.C., CANADA, V7P 3N4
         -------------------------------------------------------------
                    (Address of Principal Executive offices)

Issuers Telephone Number: (604) 988-6440
                          --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,599,333 Common shares, par value $0.001, as at October 31, 2000.

Transitional Small Business Disclosure Format (check one):

         Yes                                         No   X
             -----                                      -----

                           Index to Exhibits on Page 6

                                 BrainTech, Inc.
                                   Form 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................. 1

Item 2.  Management's Discussion and
         Analysis or Plan of Operation..................................... 1

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 5

Item 2.  Changes in Securities and Use of Proceeds......................... 6

Item 3.  Defaults upon Senior Securities................................... 6

Item 4.  Submission of Matters to a Vote of
         Securities Holders................................................ 6

Item 5.  Other Matters..................................................... 6

Item 6.  Exhibits and Reports on Form 8-K.................................. 6

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Consolidated Financial Statements and are set forth herein.

       (i) Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000;

       (ii) Consolidated Statements of Operations for the nine month periods ended September 30, 1999 and 2000;

       (iii) Consolidated Statements of Stockholders' Deficit for the period beginning January 3, 1994 and ending September 30, 2000;

       (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 2000; and

       (v) Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

BrainTech, Inc. was incorporated in 1987. Since the first quarter of 1994, our principal business has been the development of automated vision systems and hardware and software products used in automated vision systems.

As of September 30, 2000 we have incurred an aggregate deficit of approximately $7,766,297 during the development stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, that our operating results should not be relied upon as an indication of future performance.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

During the nine month period ended September 30, 2000, we recorded revenue from operations of $121,312. This amount included:

(a) $65,876 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.;

(b)      $11,387 for the Wizmaster program developed for Sideware Systems
         Inc.; and

(c) approximately $44,000 from ABB Flexible Automation Group, Inc., principally for two vision systems used in the manufacture of plastic fuel tanks.

We recorded no revenue from operations during the nine month period ended September 30, 1999.

Cost of sales for the nine month period ended September 30, 2000, were $47,361. This amount consisted of:

(a) $26,105 paid to a systems integrator working on the Satisfied Brake Products Inc. project; and

(b) approximately $21,000 for equipment and expenses related to the projects that generated revenue from operations.

As we had no revenue during the nine month period ended September 30, 1999, we recorded no cost of sales during that period either.

Research and development expenses for the nine month period ended September 30, 2000 were $353,543, compared with $442,790 for the nine month period ended September 30, 1999. This change resulted principally from the following factors:

(a) salaries allocated to research and development decreased from $245,598 to $218,295; and

(b) payments to North Shore Circuit Design for work on the IMPAC board decreased from $141,601 to $87,751.

Selling, general and administrative expenses increased from $488,962 for the nine month period ended September 30, 1999 to $495,062 for the nine month period ended September 30, 2000. Several factors contributed to the change. The principal factors were as follows.

(a) Amortization increased from $20,261 to $50,587, principally as a result of amortization charges in respect of newly acquired leasehold improvements and office furniture and equipment.

(b) Filing and transfer fees increased from $4,960 to $30,817, principally as a result of costs incurred in filing a registration statement under the Securities Act of 1933.

(c) Accounting and auditing expenses increased from $28,500 to $54,096, principally due to additional costs incurred in complying with the filing requirements of the Securities and Exchange Commission and in filing a registration statement under the Securities Act of 1933.

(d) Legal expenses increased from $62,509 to $86,123, principally due to the costs of filing a registration statement under the Securities Act of 1933, costs incurred in preparing proxy materials for our 2000 shareholders' meeing, and costs associated with holding our 2000 shareholders' meeting.

(e) Investor relations costs increased from $19,695 to $49,331, principally as a result of costs incurred in distributing materials for our 2000 shareholders' meeting and in proxy tabulation costs.

(f) Sundry items decreased from $73,342 to $29,190. Sundry items include trade show expenses, which decreased from $20,249 to $2,281. Sundry items for the nine month period ended September 30, 2000 also reflected a credit of $22,850 for interest revenue received. There was no corresponding credit for the nine month period ended September 30, 1999.

(g)      Rent costs decreased from $32,960 to $25,397.

(h) During the nine month period ended September 30, 1999, we incurred a foreign exchange loss of $73,287. The comparative figure for 2000 was $20,483. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.

(i)      Travel costs decreased from $19,766 to $981.

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

We received an initial purchase order from ABB to develop a vision system to identify and sort automobile transmission casing parts. The price for the vision system was approximately $18,000. We completed and installed the system in May 2000. As a result of administrative oversight, we have not yet received payment for this vision system, but expect to receive payment shortly and to record this revenue in the fourth quarter of 2000.

In July 2000 we received a purchase order to develop two further vision systems for ABB, to locate specified features on plastic blow-moulded automotive fuel tanks, and to transmit that information to industrial robots operating on the fuel tanks. The price for each system was approximately $20,000. We completed and installed the systems in September 2000.

We believe that our Alliance Agreement with ABB represents our best prospect for securing additional sales, and we intend to concentrate our efforts on advancing our relationship with ABB.

We have also commenced development of a system for internet based service and support of industrial systems. The principal components of the system will include the following.

(a) a wireless device, to be used by on-site operating personnel at an industrial site to send and receive messages;

(b) wireless transceivers, to transmit messages between on-site personnel and a server operating at the industrial site;

(c) a server which controls wireless communication within the industrial site, and which also connects to internet sites offering web based technical support; and

(d) web based technical support systems, designed to respond to technical inquiries over the internet.

We plan to implement the wireless communication components of the system through Blue Tooth communications protocols. We plan to implement the web based technical support component through third party internet communication software and through the Wizmaster program which we developed. To complete development of the system, we will have to develop software programs which create interfaces between the wireless devices, the wireless transceivers, and the internet communication software. To market the system, we will have to secure marketing rights in respect of any third party software incorporated in the system.

We plan to develop the internet based service and support system initially for vision systems which we develop and install. Once the system is developed, we also plan to try to market it through our alliance with ABB, to users of industrial robotic systems developed by ABB.

Investors are cautioned that our work on the internet based service and support system is at a preliminary stage. We expect to complete prototype demonstration versions of some of the software components by the end of the first quarter of 2001. However, we do not have a comprehensive timetable or budget for completion of the system. There is no assurance that the system will be successfully developed, or if it is, that it can be profitably marketed. It is unlikely that we will be able to complete development of the system or market it successfully if we do not receive support through our alliance with ABB.

We have presently halted development work on the IMPAC board. We may utilize the IMPAC board in the future development of vision systems. However, we presently have no specific plans for any further development or utilization of the IMPAC board.

We have recently increased our workforce. Our President now works for us full time, and we have hired a new Chief Financial Officer, a new Vice President of Strategic Relations, and two other employees. We have 9 full time employees. Our monthly salary costs are approximately $45,000 per month.

We have historically shared our head office premises and certain personnel with Sideware Systems Inc., but we are in the process of separating our operations from those of Sideware Systems Inc. We have occupied separate premises, although we will continue to occupy some space at the Sideware head office, and receive some services from Sideware personnel, during a transition period.

During the nine month period ended September 30, 2000 our average monthly cash expenses were approximately $90,000 per month, inclusive of salaries and benefits. Some of the expenses during that period, such as legal expenses for the preparation of shareholder meeting materials, will not be repeated during the next six months. However, as set out above, we have also increased our work force. We expect that with our current work force, our monthly expenditures during the next six months will be approximately $120,000 per month.

As at November 9, 2000 our cash balance was approximately $400,000. Grant Sutherland and Owen Jones, two of our directors, have committed to invest a total of $500,000 by way of equity private placement. Inclusive of those funds, we have sufficient cash resources to pay ongoing operating expenses for at least 6 months. We are seeking additional financing, but do not yet have specific commitments for additional funds.

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and we do not have an established record of sales or established distribution channels for our products or services. In order to continue as a going concern, we will have to begin generating significant sales revenue.

With respect to our cash resources, we will give priority to pursuing new vision systems projects with ABB. Excess cash resources, if any, will be used to pursue our other business objectives.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 2000, we settled our existing legal dispute with John Kostiuk, and we have entered into a mutual release with Mr. Kostiuk. Otherwise, there has been no change in the status of our legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5.   OTHER MATTERS

CHANGE IN MANAGEMENT.

Prior to October 16, 2000 Owen Jones, our President, worked part time for BrainTech, Inc. Effective October 16, 2000 Mr. Jones works full time for BrainTech, Inc.

Effective November 1, 2000, Edward White has joined our board of directors, and has also assumed the position of Chief Financial Officer.

Effective November 1, 2000 Vince Taylor has been appointed Vice President of Strategic Relations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the quarter ended September 30, 2000. On November 3, 2000 we filed an report on Form 8-K advising of the appointments of Mr. White and Mr. Taylor.

INDEX TO EXHIBITS

     NUMBER                          EXHIBIT
     3.1(1)       Articles of Incorporation, dated February 27, 1987
     3.2(1)       Articles of Amendment, dated July 14,1998
     3.3(1)       Articles of Amendment, dated June 28, 1990
     3.4(1)       Articles Of Amendment of the Company, dated February 8, 1993
     3.5(1)       Articles of Amendment of the Company, dated April 6, 1993
     3.6(1)       Articles of Amendment of the Company, dated December 6, 1993
     3.7(1)       By-Laws of the Company
     4.1(1)       Specimen Stock Certificate

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

    10.12(1)      Sublease and Consent to Lease between MGI International Marine Safety Solutions Inc.,
                  Techwest Management Inc. and HOOPP Realty Inc., and Offer to Lease

    10.13         Letter agreement with Sideware Systems Inc.

    11.1          Computation of net loss per share

    21.1(1)       Subsidiaries of the Registrant

    27.1          Summary Financial Data for the nine month period ended September 30, 2000.

(1)      Exhibit already on file.

During the three month period covered by this Quarterly Report we did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2000                     BrainTech, Inc.


                                            "Grant Sutherland"
                                            ------------------------------------
                                            W. Grant Sutherland
                                            Director
                                            Chairman of the Board of Directors

                 Consolidated Financial Statements of

                 BRAINTECH, INC.
                 (A Development Stage Enterprise)
                 (Expressed in U.S. Dollars)

                 Nine months ended September 30, 2000 and 1999
                 Period from inception on January 3, 1994 to September 30, 2000

                 (Unaudited - Prepared by Management)

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                             $      379,250       $      431,390
     Accounts receivable                                                           84,703               16,189
     Inventory                                                                      3,369                3,369
     Due from related companies (note 4(a))                                         6,609               13,644
     Prepaid expenses                                                              12,266                7,392
     ---------------------------------------------------------------------------------------------------------
                                                                                  486,197              471,984

Deposit on lease                                                                    2,297                   -

Due from directors and officers (note 4(b))                                        35,635               10,130

Fixed assets (note 5)                                                             157,845              134,210
--------------------------------------------------------------------------------------------------------------

                                                                           $      681,974       $      616,324
==============================================================================================================


Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities                              $       88,954       $       87,710
     Deferred revenue                                                                  -                21,506
     ---------------------------------------------------------------------------------------------------------
                                                                                   88,954              109,216

Amounts in dispute (note 8(b))                                                    606,000              606,000
--------------------------------------------------------------------------------------------------------------
                                                                                  694,954              715,216

Stockholders' deficit:
     Common stock (note 6):
       Authorized:  200,000,000 shares, with $0.001 par value
       Issued:  45,599,333 shares (1999 - 41,338,333)                              45,599               41,228
     Additional paid-in capital (note 6(c))                                     7,766,518            6,910,323
     Deficit accumulated prior to the development stage                           (58,800)             (58,800)
     Deficit accumulated during the development stage                          (7,766,297)          (6,991,643)
     ---------------------------------------------------------------------------------------------------------
                                                                                  (12,980)             (98,892)

Future operations (note 2)
Contingencies (note 8)
Commitments (note 9)
--------------------------------------------------------------------------------------------------------------

                                                                           $      681,974       $      616,324
==============================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on
                                                   January 3, 1994             Nine months ended September 30,
                                                  to September 30,             -------------------------------
                                                              2000                   2000                 1999
--------------------------------------------------------------------------------------------------------------
Sales                                                $     178,822         $      121,312       $           -
Cost of sales                                               77,366                 47,361                   -
--------------------------------------------------------------------------------------------------------------

Gross margin                                               101,456                 73,951                   -

Expenses:
     Consulting and contractors                            736,561                     -                 4,210
     Research and development (note 10)                  2,511,244                353,543              442,790
     Selling, general and administrative (note 11)       4,459,274                495,062              488,962
     Non-operating expenses:
         Loss on disposal of fixed assets                   26,054                     -                    -
         Write-down of investments                         100,000                     -                    -
         Write-down of intangible assets                    17,189                     -                    -
         Write-down of organization costs                   17,431                     -                    -
     ---------------------------------------------------------------------------------------------------------
                                                         7,867,753                848,605              935,962
--------------------------------------------------------------------------------------------------------------

Loss for the period                                  $   7,766,297         $      774,654       $      935,962
--------------------------------------------------------------------------------------------------------------

Loss per share information:
     Basic and diluted                               $        0.31         $         0.02       $         0.03
==============================================================================================================

Weighted average number of common
   shares outstanding                                   24,986,182             43,615,786           31,872,060
==============================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Deficit
(Expressed in U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                             Deficit          Deficit
                                                                                         accumulated      accumulated
                                                                            Additional  prior to the       during the
                                                                Common         paid-in   development      development
                                                  Shares         stock         capital         stage            stage
---------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994                      17,400,000    $   17,400   $   1,039,271   $   (58,800)   $          -

Loss for the period                                   -             -               -             -        (1,006,716)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    17,400,000        17,400       1,039,271       (58,800)      (1,006,716)

Loss for the period                                   -             -               -             -          (748,310)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    17,400,000        17,400       1,039,271       (58,800)      (1,755,026)

Common stock transactions (net of issue
  costs):
     Issued for cash at $.1895 per share         950,000           950         173,440            -                -
     Issued for cash at $.25 per share           733,333           733         183,167            -                -
     Issued for cash at $.20 per share         3,000,000         3,000         592,500            -                -
     Shares issued for services rendered       1,200,000         1,200         238,800            -                -
Loss for the period                                   -             -               -             -          (959,945)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    23,283,333        23,283       2,227,178       (58,800)      (2,714,971)

Common stock transactions (net of issue
  costs):
     Issued for cash at $.20 per share         2,000,000         2,000         396,991            -                -
     Issued for cash at $.15 per share         1,000,000         1,000         148,279            -                -
     Shares issued for services rendered         300,000           300          59,700            -                -
Compensatory benefit of employee stock
  options                                             -             -          200,000            -                -
Loss for the period                                   -             -               -             -          (930,042)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    26,583,333        26,583       3,032,148       (58,800)      (3,645,013)

Common stock transactions (net of issue
  costs):
     Issued for cash at $.25 per share         1,600,000         1,600         398,400            -                -
     Issued for cash at $.20 per share         2,188,000         2,188         435,412            -                -
Compensatory benefit of employee stock
  options                                             -             -          927,800            -                -
Loss for the period                                   -             -               -             -        (2,110,556)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    30,371,333        30,371       4,793,760       (58,800)      (5,755,569)

Common stock transactions (net of issue
  costs):
     Issued for cash at $.15 per share         9,800,000         9,800       1,433,950            -                -
     Issued for cash at $.20 per share           157,000           157          31,243            -                -
     Issued for cash at $.60 per share         1,010,000         1,010         604,990            -                -
Common stock subscriptions                            -             -          110,270            -                -
Subscriptions receivable                              -           (110)        (65,890)           -                -
Compensatory benefit of employee stock
  options                                             -             -            2,000            -                -
Loss for the period                                   -             -               -             -        (1,236,074)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    41,338,333        41,228       6,910,323       (58,800)      (6,991,643)

Common stock transactions (net of issue
  costs):
     Issued for cash at $.20 per share         3,976,000         3,976         790,305            -                -
     Subscriptions received                           -            110          65,890            -                -
     Stock issued on subscriptions               285,000           285              -             -                -
Loss for the period                                   -             -               -             -          (774,654)
---------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000                   45,599,333    $   45,599   $   7,766,518   $   (58,800)   $  (7,766,297)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                          Period from
                                                         inception on
                                                      January 3, 1994          Nine months ended September 30,
                                                     to September 30,          -------------------------------
                                                                 2000                2000                 1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss for the period                              $    (7,766,297)       $   (774,654)        $   (935,962)
     Items not involving cash:
         Amortization                                         130,545              50,587               20,261
         Bad debt                                              77,234               2,126                   -
         Loss on disposal of fixed assets                      26,054                  -                    -
         Write-down of investments                            100,000                  -                    -
         Write-down of intangible assets                       17,189                  -                    -
         Write-down of organization costs                      17,431                  -                    -
         Shares issued for services rendered                  300,000                  -                    -
         Compensatory benefit of employee
           stock options                                    1,129,800                  -                    -
     Changes in non-cash operating working capital:
         Inventory                                             (3,369)                 -                (3,575)
         Accounts receivable                                  (86,829)            (70,640)               7,208
         Prepaid expenses                                     (12,266)             (4,874)              (4,252)
         Accounts payable and accrued liabilities              76,015               1,837              (22,146)
         Deferred revenue                                          -              (21,506)                  -
     ---------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                 (5,994,493)           (817,124)            (938,466)

Cash flows from investing activities:
     Purchase of marketable securities                       (100,000)                 -                    -
     Purchase of fixed assets                                (354,815)           (115,652)             (38,006)
     Proceeds from notes receivable                          (130,181)                 -                    -
     Proceeds from disposal of real estate                    306,752                  -                    -
     Deposit on lease                                          (2,297)             (2,297)
     ---------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                   (280,541)           (117,949)             (38,006)

Cash flows from financing activities:
     Notes receivable                                          65,203              10,130                   -
     Loans to directors and officers                          (38,461)            (35,635)                  -
     Advances from related companies                           22,602              47,872             (308,152)
     Mortgages payable                                       (207,739)                 -                    -
     Share subscriptions received                             110,270                  -                20,270
     Common shares issued, net of issue costs               6,458,297             860,566            1,376,250
     ---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities              6,410,172             882,933            1,088,368
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              135,138             (52,140)             111,896

Cash and cash equivalents, beginning of period                244,112             431,390               22,479
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period              $       379,250        $    379,250         $    134,375
==============================================================================================================

Supplemental information:
     Cash paid for interest                           $         3,797        $         -          $         -
     Cash paid for taxes                                           -                   -                    -
Non-cash financing activities:
     Shares issued for services rendered                      300,000                  -                    -
     Sale of fixed assets for use of premises                  41,430              41,430                   -
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

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

2.   FUTURE OPERATIONS:

     During the nine months ended September 30, 2000, the Company incurred a loss of $774,654 and used cash in operating activities of $817,124. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $7,766,297 and used cash for operating activities of $5,994,493.

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

         To September 30, 2000, for United States accounting and reporting purposes, the Company is considered to be in a development stage as it was devoting substantial efforts to developing its business operations. Commencement of the development stage is considered to have occurred on January 3, 1994 when the Company began operations as a high-technology development company.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

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

     (d) Inventory:

         Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in-first-out basis. Cost includes laid-down cost which is the cost of materials and other applicable direct costs.

     (e) Revenue recognition:

         The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", and are consistent with the guidance contained within the SEC's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements".

         Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

     (f) Fixed assets:

         Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

         -----------------------------------------------------------------------------------------------------
         Asset                                                                      Basis                 Rate
         -----------------------------------------------------------------------------------------------------
         Furniture and fixtures                                         declining-balance                  20%
         Computer equipment                                             declining-balance                  30%
         Trade show assets                                              declining-balance                  20%
         Computer software                                                  straight-line                  50%
         Leasehold improvements                                             straight-line           lease term
         -----------------------------------------------------------------------------------------------------

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

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

     (h) Foreign currency:

         The Company's functional currency is the United States dollar. Monetary assets and liabilities denominated in a foreign currency have been translated to the functional currency into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities, and revenue and expense items are translated at rates prevailing when they were acquired or incurred. Exchange gains and losses are included in operations.

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

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

     (n) Unaudited interim financial information:

         The financial information as at September 30, 2000 and for the nine months ended September 30, 2000 and 1999 is unaudited; however, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results presented.

4.   RELATED PARTY BALANCES AND TRANSACTIONS:

     (a) Due to (from) related companies:

         The Company has had several transactions with Sideware Systems Inc. ("Sideware"). Sideware is under the control of common directors and principal shareholders. However, the Companies' businesses are separate. The Companies raise their financing separately and do not share the proceeds from their separate issuances of securities. The companies also own separate technology. Transactions with Sideware during our last three fiscal years have been as follows:

         (i)  Cost sharing agreement:

              The Company shares office premises and some personnel with Sideware. Prior to 1999, costs were shared equally with Sideware. In October 1999, a new agreement was made to reallocate common costs 80% to Sideware and 20% to the Company calculated retroactive to January 1, 1999.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

4.   RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED):

     (a) Due to (from) related companies (continued):

         (i)  Cost sharing agreement (continued):

              TechWest Management Inc. ("TechWest"), which is under the control of common directors, is responsible for making regular payments to suppliers on behalf of the Company and Sideware.

              Cash is advanced to TechWest by the Company and Sideware to cover these expenses. TechWest then allocates the expenses 80% to Sideware and 20% to Braintech. Amounts due to (from) related companies result from these intercompany expense allocations and cash advances. The amounts due to (from) related companies are as follows:

              ------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2000                 1999
              ------------------------------------------------------------------------------------------------
                                                                              (unaudited)
              Sideware Systems Inc.                                           $    (6,609)        $         -
              TechWest Management Inc.                                                 -               (11,848)
              Other related companies                                                  -                (1,796)
              ------------------------------------------------------------------------------------------------

                                                                              $    (6,609)        $    (13,644)
              =================================================================================================

     (b) Due from directors and officers:

         The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

     (c) Transactions with directors and officers:

         During the nine month period ended September 30, 2000, the Company was charged $88,359 (September 30, 1999 - $24,542) for management and consulting services provided by directors and officers. These charges are included in selling, general and administrative expenses.

     (d) Sale to related company:

         During the nine month period ended September 30, 2000, a sale of $11,387 (September 30, 1999 - $nil) was made to a company with common shareholders and directors. At September 30, 2000, the Company entered into an agreement with Sideware Systems Inc. for the sale of leasehold improvements at their net book value of $41,430. This amount will be offset by usage fees which will be accrued to Sideware Systems Inc. from the Company while sharing the premises in which Sideware Systems Inc. resides.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

5.   FIXED ASSETS:

     ---------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     SEPTEMBER 30, 2000                                          Cost        amortization                value
     ---------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
     Furniture and fixtures                             $      58,247        $     11,409         $     46,838
     Computer equipment                                       104,124              44,569               59,555
     Trade show assets                                         17,306               5,147               12,159
     Computer software                                         53,102              48,186                4,916
     Leasehold improvements                                    40,823               6,446               34,377
     ---------------------------------------------------------------------------------------------------------

                                                        $     273,602        $    115,757         $    157,845
     =========================================================================================================


     ---------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     DECEMBER 31, 1999                                           Cost        amortization                value
     ---------------------------------------------------------------------------------------------------------
     Furniture and fixtures                             $      22,945        $      5,320         $     17,625
     Computer equipment                                        80,745              23,771               56,974
     Trade show assets                                         13,307               2,851               10,456
     Computer software                                         50,795              36,898               13,897
     Leasehold improvements                                    41,992               6,734               35,258
     ---------------------------------------------------------------------------------------------------------

                                                        $     209,784        $     75,574         $    134,210
     =========================================================================================================

6.   COMMON STOCK:

     (a) At the annual general meeting of the Company on May 17, 2000, the shareholders approved an increase in the authorized share capital of the company from 50,000,000 to 200,000,000 shares.

     (b) Of the shares issued at September 30, 2000, 3,245,000 shares (December 31, 1999 - 12,595,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 6(c).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

6.   COMMON STOCK (CONTINUED):

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

         Stock option activity during the nine months ended September 30, 2000 is as follows:

         ------------------------------------------------------------------------------------------------------
                            Weighted    Weighted
                             average     average   Outstanding                                      Outstanding
                            exercise        fair   December 31,                        Forfeited/  September 30,
         Expiry dates          price       value          1999    Granted   Exercised    expired           2000
         ------------------------------------------------------------------------------------------------------
         December 16, 2002     $0.20       $0.19     4,012,000         -    2,529,000    100,000      1,383,000
         May 13, 2003          $0.20       $0.76     1,103,000         -      802,000         -         301,000
         July 2, 2003          $0.20       $0.77       125,000         -      125,000         -              -
         April 19, 2004        $0.20       $0.16       965,000         -      320,000         -         645,000
         November 25, 2004     $0.20       $0.18       200,000         -      200,000         -              -
         ------------------------------------------------------------------------------------------------------

                                                     6,405,000         -    3,976,000    100,000      2,329,000
         ======================================================================================================

         Stock option activity during the nine months ended September 30, 1999 is as follows:

         ------------------------------------------------------------------------------------------------------
                            Weighted    Weighted
                             average     average   Outstanding                                      Outstanding
                            exercise        fair   December 31,                        Forfeited/  September 30,
         Expiry dates          price       value          1998    Granted   Exercised    expired           1999
         ------------------------------------------------------------------------------------------------------
         December 16, 2002     $0.20       $0.19     4,097,000         -           -          -       4,097,000
         May 13, 2003          $0.20       $0.76     1,210,000         -           -      35,000      1,175,000
         July 2, 2003          $0.20       $0.77       125,000         -           -          -         125,000
         April 19, 2004        $0.20       $0.16            -     965,000          -          -         965,000
         ------------------------------------------------------------------------------------------------------

                                                     5,432,000    965,000          -      35,000      6,362,000
         ======================================================================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

6.   COMMON STOCK (CONTINUED):

     (e) Stock options (continued):

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

         Had compensation cost been determined based on the fair value of employee stock options at their grant date the charge to earnings calculated over the vesting period would be as follows:

         -----------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on
                                                  January 31, 1994             Nine months ended September 30,
                                                     September 30,           ---------------------------------
                                                              2000                   2000                 1999
         -----------------------------------------------------------------------------------------------------
         Loss for the period, as reported           $   (7,766,297)          $   (774,654)      $     (935,962)
         Estimated fair value of option grants          (2,375,052)                    -              (154,171)
         -----------------------------------------------------------------------------------------------------
                                                       (10,141,349)              (774,654)          (1,090,133)
         Less compensatory benefit included
            in expenses                                  1,129,800                     -                    -
         -----------------------------------------------------------------------------------------------------

         Pro forma loss                             $   (9,011,549)          $   (774,654)      $   (1,090,133)
         ======================================================================================================

         Loss per share                             $       (0.36)           $      (0.02)      $       (0.03)
         ======================================================================================================

         The fair value of the stock option grants have been estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield - 0% (all periods), risk-free interest rate in 1999 - 5.88%, expected option life - five years (all periods); expected volatility in 1999 - 120%. No options were granted during the nine month period ended September 30, 2000.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 9
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

7.   INCOME TAXES:

     At September 30, 2000 the Company has non-capital loss carry forwards for income tax purposes of approximately $5,196,000 which may be deducted in the calculation of taxable income of future periods. The unrecorded benefit of these losses carried forward is approximately $2,150,000. The benefit has been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits.

     The unrealized benefits of the carry forward losses expire as follows:

            2010                                            $       25,000
            2011                                                   972,500
            2012                                                 2,134,700
            2013                                                 1,246,400
            2014                                                   817,400
            --------------------------------------------------------------

                                                            $    5,196,000
            ==============================================================

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

     (b) On March 16, 1999, three corporations commenced legal proceeding against the Company and certain of its present and former directors claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. The plaintiffs have not sought recovery of any shares of the Company. The Company has filed a defense and counterclaim alleging that the plaintiffs and a former promoter of the Company, caused share certificates of the defendant to be issued to the plaintiffs improperly, and caused funds of the Company to be used for unauthorized and improper purposes. As at September 30, 2000 and December 31, 1999 the Company has recorded the full amount of the $606,000 as a liability.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 10
(Expressed in U.S. Dollars)
(Unaudited)

Nine months ended September 30, 2000 and 1999
Period from inception on January 3, 1994 to September 30, 2000
-------------------------------------------------------------------------------

9.   COMMITMENTS:

     The Company has obligations under operating lease arrangements which require the following minimum annual payments:

            2000                                             $      9,125
            2001                                                   36,501
            2002                                                    6,603
            -------------------------------------------------------------

                                                             $     52,229
            =============================================================

     Of these amounts, $12,000 is recoverable pursuant to an agreement with Sideware Systems Inc., a company with certain common shareholders and directors as the Company.

10.  RESEARCH AND DEVELOPMENT EXPENDITURES:

     Included in cumulative research and development expenditures is $438,700 of compensatory benefit of employee stock options from the period of inception on January 31, 1994 to September 30, 2000. No benefit was recorded during the nine month periods ended September 30, 2000 and 1999.

11.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Selling, general and administrative expenses are comprised of the following:

     ---------------------------------------------------------------------------------------------------------
                                                       Period from
                                                      inception on
                                                  January 31, 1994             Nine months ended September 30,
                                                     September 30,           ---------------------------------
                                                              2000                   2000                 1999
     ---------------------------------------------------------------------------------------------------------
     Compensatory benefit of employee
        stock options                               $      691,100           $         -          $         -
     Salaries and benefits                                 961,546                 95,545               92,083
     Other                                               2,806,628                399,517              396,879
     ---------------------------------------------------------------------------------------------------------

                                                    $    4,459,274           $    495,062         $    488,962
     =========================================================================================================