Form 10KSB
period 2000-12-31
BRAINTECH INC/BC
filed 2001-03-29
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB


  /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Fiscal Year Ended  December 31, 2000


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       or the transition period from          to

       Date of Report (Date of Earliest Event Reported)   March 28, 2001

                                  BRAINTECH, INC.
                             -----------------------
              (Exact name of Registrant as specified in its charter)

                     Nevada                        98-0168932
             --------------------           ----------------------
            (State or jurisdiction             (IRS Employer
               of incorporation)             Identification No.)

     Unit 113-980 West 1st Street, North Vancouver, B.C., Canada, V7P 3N4
   --------------------------------------------------------------------------
                 (Address of Principal Executive offices)

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

State issuer's revenues for the most recent fiscal year:  $140,049

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at March 20, 2001: $7,625,305.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,699,333 common shares, par value $0.001, as at March 20, 2001.


Index to Exhibits on Page 33

                          Braintech, Inc.
                           Form 10-KSB
                        TABLE OF CONTENTS
                                                              Page

PART I

Risk Factors                                                        1

Item 1.	Description of Business                                     4

Item 2.	Description of Property                                    16

Item 3.	Legal Proceedings                                          17

Item 4.	Submission of Matters to a Vote of Security Holders        18


PART II

Item 5.	Market for Common Equity and Related Stockholder Matters   18

Item 6.	Management's Discussion and Analysis or Plan of Operation  20

Item 7.	Financial Statements                                       24

Item 8.	Changes in and Disagreements with Accountants              24


PART III

Item 9.	Directors, Executive Officers, Promoters, and
         Promoters                                                 25

Item 10. Executive Compensation                                    26

Item 11. Security Ownership of Certain Beneficial Owners and
           Management                                              29

Item 12. Certain Relationships and Related Transactions            30

Item 13. Exhibits and Reports on Form 8-K                          33

      CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward looking statements which involve risks and uncertainties. These statements relate to future events or our future financial performance, and are identified by terminology such as "may", "will", "should", "scheduled", "plan",
"intend", "estimate", "potential", "continue", "believe," "anticipate," "expect", and similar expressions. These statements are only predictions. Actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "RISK FACTORS". Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately December 1, 2001. To continue operation beyond that we will have to generate operating revenue or raise additional capital. If we are unable to do so, we face a risk of insolvency.

The auditor's report on our December 31, 2000 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our abilities to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BECAUSE WE HAVE NOT IDENTIFIED SPECIFIC, RELIABLE MARKETS FOR OUR
PRODUCTS AND SERVICES, WE HAVE NO ASSURANCE THAT WE WILL EARN
SUBSTANTIAL REVENUE IN THE FUTURE.

Our prospects for earning revenue are speculative as we have no significant sales history, or any other reliable basis, for projecting that we will earn substantial revenue in the future.

We plan to market our machine vision systems and also our Internet based support and service system through our alliance with ABB Flexible Automation, a division of ABB Inc. We believe our alliance with ABB is our best prospect for generating sales revenue. We have no other established distribution channels or marketing arrangements, and if we are unable to generate sales through ABB, our prospects for generating revenue are highly speculative.

BECAUSE OUR ALLIANCE WITH ABB IS NEW, WE HAVE NO ASSURANCE THAT IT WILL LEAD TO ADDITIONAL SALES.

We made our alliance agreement with ABB in March 2000 and have completed three projects with ABB to date. We intend to develop our relationship with ABB to try and make additional sales through that relationship. However, our relationship is in its beginning stages and does not yet have a proven track record. Our prospects for generating sales under the ABB alliance are uncertain.

BECAUSE OUR INTERNET BASED SERVICE AND SUPPORT SYSTEM IS IN A
PRELIMINARY DEVELOPMENT STAGE, WE HAVE NO ASSURANCE THAT WE WILL
COMPLETE DEVELOPMENT SUCCESSFULLY.

We commenced development of our Internet based service and support system during the fall of 2000. That system is still in a preliminary development stage. We have no assurance that we will be able to complete development of the system, or that any market will exist for the system when it is completed.

BECAUSE OF OUR LIMITED OPERATING AND SALES HISTORY, WE CANNOT MAKE RELIABLE PROJECTIONS OF OUR FUTURE OPERATING COSTS.

If we are able to generate sales, we may have to hire additional personnel to service our customers and to continue development of our technology. We may also have to incur additional marketing and overhead expenses. As a result of our lack of historical sales, we cannot make reliable projections of the number of additional personnel we will require, the cost of employing those personnel, or the level of marketing and overhead expenses we will incur. We thus have no assurance that any revenue we earn will be sufficient to cover the cost of earning that revenue, or to generate operating profits.

BECAUSE WE HAVE NOT GENERATED SUBSTANTIAL REVENUE, WE MAY BE UNABLE TO COMPETE WITH OTHER SUPPLIERS OF MACHINE VISION SYSTEMS.

The machine vision systems market is highly competitive and a number of other suppliers in that market have generated substantial sales revenue. According to data published by the Automated Imaging Association, approximately 102 North American suppliers had revenue exceeding $5 million during 1999. Companies already earning substantial revenue may be more attractive to potential customers. Many of our competitors in the vision systems industry may also be located closer to large industrial cities, making it easier for them to attract customers.

BECAUSE OUR WORK FORCE IS SMALL, WE ARE VULNERABLE TO THE LOSS OF KEY EMPLOYEES OR TO RAPID EXPANSION.

We have only 18 full time employees, and we thus employ only a small number of employees in specific fields important to our business. The departure of a single employee or a small number of employees could materially adversely affect our business. We do not have key man insurance on any of our employees.

Qualified technical personnel are in great demand in all high technology industries. Accordingly, it may be difficult for us to replace any employees who depart, or to hire additional employees we may require if we are able to generate substantial sales.

BECAUSE WE DO NOT HAVE PATENT PROTECTION FOR ANY OF OUR PRODUCTS, OUR INTELLECTUAL PROPERTY MAY BE COPIED OR MISAPPROPRIATED.

We have not applied for patent protection for any of our products. Accordingly, we have no legal means to prevent other companies from developing products that perform similar functions in a similar way.

We believe that software code that we have written for both the BrainTron processor and the Odysee Development Studio is protected by copyright law. However, copyright law does not prevent other companies from developing their own software to perform the same functions as our products.

BECAUSE WE ENTERED INTO A LEASE AGREEMENT WITH SIDEWARE SYSTEMS INC., WE MAY INCUR ADDITIONAL LEASE PAYMENTS IN THE FUTURE.

We shared our former head office premises with Sideware Systems Inc., and both companies signed a lease agreement making them responsible for all of the lease payments. Accordingly, if Sideware is unable to make its lease payments, we could be held responsible for those payments. Those payments currently total approximately $180,000 per year, and will increase by 2% per year to the end of the lease term in August 2003. Sideware is a public company whose shares trade on the Toronto Stock Exchange and the OTC Bulletin Board. Grant Sutherland, Edward White, and James Speros, three of our four directors, are also directors of Sideware. Sideware is a software development company which has not achieved profitable operation.

BECAUSE THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN PARTICULARLY VOLATILE, PURCHASERS OF OUR COMMON STOCK FACE A HIGH DEGREE OF MARKET RISK.

The market price of our common stock has recently experienced extreme fluctuations. Since January 1, 2000 the market price of our common stock has varied between $0.12 and $6.12. As we have not announced any material changes to our earnings, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

BECAUSE WE HAVE NOT GENERATED SUBSTANTIAL REVENUE AND BECAUSE OUR
BUSINESS HAS NOT BEEN PROFITABLE, WE MAY NOT BE ABLE TO RAISE
ADDITIONAL CAPITAL WE NEED.

We will likely require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or substantial sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

- Our share price has been highly volatile during 2000 and the first part of 2001. The volatility of our share price may deter potential investors.
- Subsequent to the first quarter of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.
- Subsequent to the first quarter of 2000, capital markets have become tighter generally, with less financing available for technology companies generally.

BECAUSE WE MAY HAVE TO RAISE ADDITIONAL CAPITAL, THE INTERESTS OF
SHAREHOLDERS MAY BE DILUTED.

To raise additional capital we may have to issue additional shares, which may dilute the interests of existing shareholders substantially. Alternatively, we may have to borrow large sums, and assume obligations to make substantial interest and capital payments. We may also have to sell significant interests in some or all of our products. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares.

ANTICIPATED SHARE OFFERINGS MAY PUT DOWNWARD PRESSURE ON OUR STOCK
PRICE.

During the final four months of 1999, we issued approximately 4 million shares in private placements. Those shares have recently become eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, including shares issuable under share purchase warrants, we have issued over 10 million shares in private placements and other exempt transactions subsequent to January 1, 2000. We expect to register those shares for re-sale.

The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars ("Cdn$"). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.68, being the average exchange rate during the year ended December 31, 2000.

THE COMPANY

Our company was incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1993, to Cozy Financial Corporation on April 20, 1993 and to Braintech, Inc. on January 3, 1994.

We were registered as an extra-provincial company under the British Columbia Company Act on January 17, 1996. Our principal executive offices are located at Unit 113-980 West 1st Street, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet address is www.bnti.com.

     OUR SUBSIDIARY

We have one wholly owned subsidiary, BrainWare Systems Inc., incorporated in British Columbia, Canada on March 3, 1994. BrainWare Systems Inc. carries out our research and development and product development activities, and employs our technical and managerial personnel.

The description of our business in this annual report includes the activities of both Braintech, Inc. and BrainWare Systems Inc.

TECHNICAL TERMS

Our business is technical, and as a result, we use technical terms in describing it. We have included the following glossary to assist in understanding our description.

- "algorithm" refers to the underlying logical method or sequence of steps by which a given calculation or manipulation of data is performed.

- "fuzzy mathematics" is a branch of mathematical logic in which propositions are not classified as absolutely true or absolutely untrue, but rather as true to a degree, or untrue to a degree. Fuzzy mathematics has been used in a number of our engineering and control applications.

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

- "module" refers to a part of a computer system or program that performs functions which are conveniently designed or performed as a group. Designing computer systems in separate modules, which are then linked together, can reduce development costs and make subsequent modifications easier.

- "physical signature" means a vector of numbers representing an image, which a vision system has identified as an object or visual pattern of interest, or a potential object or visual pattern of interest.

- "protocol" means a set of formal rules describing how to transmit data, especially across a network. Low level protocols define the electrical and physical standards to be observed, bit- and byte-ordering and the transmission and error detection and correction of the bit stream.

- "routine" means a computer program, or a portion of a computer program, that performs a specific task.

- "signature" means vector of numbers representing a specific object or visual pattern that a vision system is attempting to identify or recognize. Part of the function of a machine vision system is to compare a physical signature to a signature, to determine how well they match.

- "TCP/IP" or "transmission control protocol over internet protocol" is the communications protocol used to transmit data over the Internet.

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

During 1998 we made our first attempts at securing contracts to develop custom machine vision systems to perform quality control functions. We prepared feasibility studies or prototype systems in the following fields: print quality inspection, frost damage inspection for fruit, and quality inspection for surxgical stents (used to reinforce weak blood vessels following angioplasty surgery). We were not able to secure contracts to sell or install any of these systems.

During 1998 we also commenced development of:

- the Odysee Development Studio, a program designed to streamline the design of custom visions systems;
- the second generation BrainTron processor, which employs more advanced mathematical algorithms for identifying and classifying digital images; and
- the IMPAC accelerator board, which can compare and match mathematical vectors at high speed.

During 1999 we obtained our first substantial contract for the installation of a custom machine vision system, to inspect and sort brake shoes for Satisfied Brake Products Inc. of Cornwall, Ontario.
We completed development of the Odysee Development Studio, and working prototypes for the IMPAC accelerator board and the second-generation BrainTron processor. We also developed "Wizmaster", a program designed for incorporation into the Dr. Bean Internet product formerly developed and marketed by Sideware Systems Inc.

In March 2000 we entered into an alliance agreement with ABB Flexible Automation, a division of ABB Inc. ABB is a leading supplier of industrial robotics systems and services to several industries including the automotive and metal fabrication industries. We have agreed with ABB to cooperate in identifying and pursuing sales opportunities that combine the expertise of the two companies. During 2000, we completed three projects under the ABB alliance.

During the fall of 2000 we also commenced development of an Internet based service and support system for industrial systems. This system is intended for companies selling industrial machinery and manufacturing systems, and will allow them to provide technical support for their customers through the Internet. This system is in a preliminary development stage.

Our plan of operation for the balance of 2001 is to build on our relationship with ABB for the purpose of pursing additional contracts for the design and installation of custom machine vision systems. We also plan to continue our development of an Internet-based service and support system for industrial systems with the prospect of eventually including the Internet based service and support system as a component of our machine vision systems. We have ceased development work on the IMPAC board, and presently have no plans for further development or utilization of the IMPAC board.

We have not at any time been able to generate sufficient revenue from sales of our services or products to sustain ongoing operations, and we do not have an established record of sales or established distribution channels for our services or products. In order to continue as a going concern, we will have to begin generating significant sales revenue.

SERVICES AND PRODUCTS

     MACHINE VISION SYSTEMS

Part of our business is the development and supply of custom machine vision systems. Systems like the ones we develop are known as as application specific machine vision systems. Application specific machine vision systems are generally custom designed to perform a specific function. We have also developed specialized software products for use in the development of machine vision systems.

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

The Automated Imaging Association has published extensive statistics on the market for machine vision systems. Statistics published by the AIA include the following:

- In 1999 the North American market for merchant machine vision systems was approximately $1.25 billion in revenue, or approximately 40,000 units. These figures represented an increase of 29% in units, but almost no change in revenue, compared to corresponding figures for 1998.
- The principal industrial applications of machine vision systems are inspection (e.g., inspection of products for quality control purposes), location analysis (e.g., control of industrial machines or robots, or control of fitting and assembly of products), and pattern recognition (e.g., optical character recognition). In 1999, inspection applications accounted for 85% of the market by revenue, and 46% by units. Location analysis applications accounted for 12% of the market by revenue, and 37% by units. Pattern recognition applications accounted for 4% of the market by revenue and 17% of the market by units.
- The principal end users in the North American market for machine vision systems during 1998 and 1999 were the following industries:

Industry                        % by Revenue       % by Units

                                1998      1999      1998      1999

Semiconductors                   34%       39%       23%       40%
Electronics                      16%       15%       21%       18%
Containers                        3%        3%        6%        5%
Food                              8%        8%        4%        4%
Wood                              5%        5%        1%        1%
Transportation                    7%        7%        9%        6%
Fabricated metals                 2%        1%        2%        1%
Plastic                           4%        4%        5%        4%
Printing                          3%        4%        6%        5%
Medical/Pharmaceutical            3%        5%        8%        9%


- During 1999 suppliers of application specific machine vision systems accounted for 51% of the market by revenue and 8% by units. Suppliers of general-purpose vision systems accounted for 16% of the market by revenue and 38% by units. The remainder of the market was split among various sectors, including 3D based vision systems, web scanners, and x-ray vision based vision systems.

- During 1999 direct sales by suppliers accounted for 62% of sales revenue. The remainder were through distributors or manufacturers' representatives.

- During 1999 the Canadian machine vision market accounted for 8.8% of the North American market by revenue, and 7.1% by units.

Our products and services are suitable for both product inspection and location analysis applications, and the projects we have completed with ABB have involved both applications. The machine vision systems we have sold to date are used in the manufacture of automotive parts, but we believe that we are capable of developing systems that can be applied in a large number of industrial sectors. We have not to date completed any projects or proposals in the two industries which make the greatest use of machine vision systems, the semiconductor and electronics industries.

Our sales efforts were historically directed at generating direct sales to end users, consistent with the majority of the vision systems market. As a result of our alliance with ABB, we expect that most our future sales efforts will be through, or in conjunction with, ABB.

     MACHINE VISION SYSTEMS - TECHNICAL DESCRIPTION

Machine vision involves analysing visual images in a digital electronic form. To do so, a machine vision system must first express a visual image in digital form. The system must then analyse the digital data to recognize patterns or specific objects.

We separate the development of a vision system into the following modules, which correspond to the logical steps that must be followed in analysing an electronic visual image.

Acquisition and Digitization Module. The acquisition and digitization module receives input such as the signal from a video monitor, and creates a digitized version of that input.

Pre-processing Module. The pre-processing module receives digitized output from the acquisition and digitization module and performs certain operations and modifications on the digital data to facilitate pattern recognition. The pre-processing module performs the following principal functions:

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

     MACHINE VISION SYSTEMS - CUSTOMER PROJECTS

Our attempts to sell customized machine vision systems were unsuccessful until the final quarter of 1999. We have since completed our first four sales, and a fifth sale is substantially complete.

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

The price for the system was approximately US$68,000 and, of this amount, we paid approximately $26,000 to Mercator Robotec Inc. The system was completed in January 2000, and is currently in operation. Our contract with Satisfied Brake Products Inc. represented our first major contract for the sale of a custom vision system.

In March 2000 we entered into an alliance agreement with ABB Flexible Automation, a division of ABB Inc. ABB is a technology group based in Europe, employing over 165,000 people in more than 100 countries.

Under the alliance agreement we have agreed to cooperate with ABB in identifying, developing, and pursuing business opportunities that combine the expertise and technology of the two companies. Either company, upon becoming aware of such an opportunity, will notify the other, and the companies will cooperate in preparing proposals,
specifications, and contracts.   The companies have agreed to work with
each other exclusively to the greatest extent reasonably practicable. However, the exclusivity provisions do not apply if either company has a bona fide business reason, such as preference of a customer, for contracting with a different company. Either party may terminate the alliance agreement on 120 days notice.

We received an initial purchase order from ABB to develop a vision system to identify and sort automobile transmission casing parts. The price for the vision system was approximately $18,000. We completed and installed the system in May 2000, and we have received payment.

In July 2000 we received a purchase order to develop two further machine vision systems for ABB, to locate specified features on plastic blow-moulded automotive fuel tanks, and to transmit that information to industrial robots operating on the fuel tanks. The price for each system was approximately $20,000. We completed and installed the systems in September 2000 and we have received payment.

In February 2001 we received a further purchase order from ABB, for a third vision system to control industrial robots used in manufacturing fuel tanks. This system is currently in installation. The price for the system is approximately $24,000.

We plan to pursue additional opportunities to supply machine visions systems for industrial applications. We believe that our alliance with ABB represents our best prospect for securing additional sales, and we intend to concentrate our efforts on advancing our relationship with ABB.

We caution investors that most machine vision systems are designed for the specific needs of a particular customer, and represent isolated purchases by the customers in question. Accordingly, we have no assurance that we will be able to obtain additional contracts to supply machine vision systems, or that any customers we secure will become repeat customers.

     INTERNET BASED SERVICE AND SUPPORT SYSTEM

In the fall of 2000 we commenced development of a system for Internet based service and support of industrial systems. The principal components of the system include the following:

- a wireless device, to be used by on-site operating personnel at an industrial site to send and receive messages;
- wireless transceivers, to transmit messages between on-site personnel and a server operating at the industrial site;
- a server which controls wireless communication within the industrial site, and which also connects to internet sites offering web based technical support; and
- web based technical support applications, designed to respond to technical inquiries over the Internet.

We plan to implement the wireless components of the system through universally accepted standards for short-range wireless communications, such as Bluetooth communications protocols or the 802.11b standard
protocol.   Both sets of protocols are used in implementing wireless
networks, and are compatible with TCP/IP protocols used in transmitting data over the Internet.

To gain access to technology required for our Internet based service and support system, we have entered into the following agreements:

- Under an Early Adopters Agreement dated December 15, 2000 with IBM, we receive information on methods for implementing Bluetooth communications protocols.
- Under a Support and Equipment Lease Agreement dated December 19, 2000 with Tactel AB, we have access to equipment incorporating Bluetooth communications protocols for testing and development purposes.
- Under an agreement dated January 29, 2001 with Axis Communications Inc. we have been provided with a prototype unit of the AXIS 9010 Ltd. Bluetooth Access Point for testing and development purposes.

To complete development of the system we will have to develop interfaces between the wireless components and software applications that will be used to support Internet based communications. Software applications which we intend to use in the system include the following:

- We intend to utilize the Enterprise Interaction Suite of Sideware Systems Inc. We have entered into a re-seller agreement with Sideware which authorizes us to sell the Enterprise Interaction Suite.
- We intend to utilize the Wizmaster program, which we developed for Sideware, to provide an automated "self-service" feature.

Wizmaster permits the user to specify questions that are posed to customers using the system. Based on the customer's response, the system will provide an automated response to the customer's inquiry, display further questions, or route the customer to an appropriate service representative. Wizmaster will permit companies using our technical support system to create custom "knowledge trees" which specify the questions and possible responses to be shown to their customers. Through a user-friendly drag-and-drop procedure, Wizmaster permits the user to add a new question or response, and to link specified responses to specified questions.

We plan to develop the Internet based service and support system for industrial systems and for machine vision systems that we develop and install. Once the system is developed, we plan to market it through our alliance with ABB, to users of industrial robotic systems developed by ABB.

Investors are cautioned that our Internet based service and support system is in a preliminary development stage, and that we have no assurance that we will be able to complete technical development of the system, or to market the system successfully if it is completed.

     MACHINE VISION SYSTEMS - BRAINTRON PROCESSOR

In 1995 we developed the first generation of the BrainTron processor, which performs the functions of a training and matching module, as described above. The first generation BrainTron processor exists in hardware and software versions, both of which operate under the Windows NT operating system. Both versions can be used in final applications, although the software version was intended principally for initial testing. The hardware version is a plug-in computer card with five chips performing the following functions: communication with a host computer, control of data movement within the processor, generation of addresses to move data in memory, arithmetic operations, and random access memory (RAM).

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

During 1998 we commenced development of the second-generation BrainTron processor. The second generation BrainTron processor uses revised mathematical algorithms to perform the classification and training functions. In performing its classification function, the second generation BrainTron processor uses a different mathematical formula for measuring how well two vectors (representing a signature and a physical signature) match. In performing its training function, the second generation BrainTron processor adapts a system to new pieces of information in a way that is independent of the order in which the new pieces of information are received. We believe that the enhancements to the second-generation BrainTron processor allow it to carry out its classification and training functions more accurately and quickly.

The software version of the second generation BrainTron processor has been completed, and is undergoing testing. We expect that the second-generation BrainTron processor will be available for use in machine vision systems that we install in the future, if its features are required for those systems. We have not yet commenced development of a hardware version of the second generation BrainTron processor, and do not have definite plans as to when, or whether, a hardware version will be built.

     MACHINE VISION SYSTEMS - ODYSEE DEVELOPMENT STUDIO

During 1999 we completed development of the Odysee Development Studio
("Odysee").

Odysee is designed to facilitate the expeditious and economical development of custom machine vision systems. Odysee stores and manipulates libraries of routines to perform the various functions that can be included within a vision system. Odysee includes a standardized interface to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. Odysee permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized Odysee interface. Odysee thus eliminates the need to write specialized computer code to link individual routines.

We initially developed Odysee for internal use, as an internal development tool. We tried briefly to market Odysee, through a limited marketing program, as a development tool for use by other software companies and system integrators. To achieve this, we modified Odysee to include additional routines and functions, beyond those useful principally for machine vision systems. The additional routines included numerical calculation and statistical routines, to perform a variety of mathematical operations, and routines which manipulated large databases. Our attempts to market Odysee were not successful, and we presently plan to use Odysee principally as an internal development tool and for use in visions systems as initially conceived.

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

     MACHINE VISION SYSTEMS - COMPETITIVE POSITION

The Automated Imaging Association has identified various categories for companies operating in the vision systems industry. We believe that for purposes of analysing our competitive position, we would be classified as a merchant machine vision vendor.

According to data published by the AIA, over 212 merchant machine vision companies were active in the machine vision systems market
during 1998.    The AIA further reported that for 1999, of 257
companies operating:

- 155 companies (vs. 139 in 1998) operated with revenues of less than $5 million;
- 50 companies (vs. 35 in 1998) operated with revenues in the range of $5-10 million;
- 21 companies (vs. 18 in 1998) operated with revenues in the range of $10-20 million;

- 19 companies (vs. 11 in 1998) operated with revenues in the range of $20-30 million;
- 6 companies (vs. 4 in 1998) operated with revenues in the range of $30-40 million; and
- 6 companies (vs. 5 in 1998) operated with revenues in excess of $40 million.

Accordingly, many of our potential competitors are substantially larger than we are and earn substantially greater revenue.

We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the vision systems market have the capability of developing the kind of machine vision systems we develop. However, we also believe that:

- the Odysee Development Studio enables us to develop machine vision systems quickly and efficiently; and
- through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

RESEARCH AND DEVELOPMENT

During the year ended December 31, 1999 we incurred research and development expenses of $579,441, which included $204,800 paid to North Shore Circuit Design for work on the IMPAC board. During the year ended December 31, 2000, we incurred research and development expenses of $435,071, which included $87,751 to North Shore Circuit Design. Other than payments to North Shore Circuit Design, substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2001, we expect that substantially all of our research and development work will be done by our own employees.

INTELLECTUAL PROPERTY

We believe that software and related technical data which we have developed constitute intellectual property belonging to us. The software and technical data over which we assert intellectual property rights include principally the following:

-    software we have written and incorporated in the Odysee
     Development Studio, including the software by which Odysee links the various subroutines within its libraries;
- software and design specifications incorporated in the second generation BrainTron processor;
- software routines which we develop from time to time in developing machine vision systems; and
-    software written in developing the Wizmaster program.

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

Pursuant to a License Agreement dated January 13, 1995 with Willard W. Olson, we hold a non-exclusive license to use the Olson Reticular
Brainstem algorithm ("ORB"). The term of the license is for 10 years, expiring in January, 2005.

ORB is a method of pattern classification which includes the following features:

- ORB measures the similarity of two visual patterns by developing a mathematical measurement for the degree of similarity in various features in the patterns.
- ORB uses fuzzy mathematics to measure the similarity in individual features.
- ORB is adaptive, in the sense that the mathematical criteria which it uses in comparing features can be modified to take account of new data, as new patterns are observed. In this way, a system using ORB can be "trained" over time to recognize and distinguish visual patterns more accurately.

We understand that Olson holds a license from Motorola Corp., pursuant to which he was given the authority and legal power to grant the license given to us under the License Agreement. We do not have a complete copy of the license agreement between Motorola Corp. and Olson, which has been withheld on grounds of confidentiality. We are thus not able to confirm directly the authority and legal power of Olson to grant the license contained in the License Agreement. However, attorneys for Olson have provided us with copies of certain provisions contained in the license agreement between Motorola Corp. and Olson, which provisions appear to us to authorize the license granted to us pursuant to the License Agreement. In addition, we have made it publicly known for over four years that we have used the ORB algorithm in the development of the first generation BrainTron processor, and have received no notice of any objection from Motorola Corp. We have no reason to believe that our use of the ORB algorithm is not properly authorized under the License Agreement.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our head office is at Unit 113, 980 West 1st Street, North Vancouver, British Columbia V7P 3N4. We occupied those premises beginning in October 2000. Through most of 2000, we operated from premises which we shared with Sideware Systems Inc. in North Vancouver, and we continue to have contractual commitments under the lease agreement relating to those premises. Accordingly, we describe below both our current head office premises and the premises we previously shared.

HEAD OFFICE - UNIT 113, 980 WEST 1ST STREET, NORTH VANCOUVER, BC

Our head office premises occupy approximately 3,075 square feet. We occupy those premises under a sub-lease currently held in the name of Techwest Management Inc. Techwest is a private management company of which Owen Jones and Grant Sutherland are each directors, and in which they are each 50% shareholders. Techwest passes the costs of these premises on to us. The landlord is HOOPP Realty Inc., and the tenant sub-letting the premises to us is MGI International Marine Safety Solutions Inc. Both of those companies are arm's length companies.

Our sub-lease with MGI International Marine Safety Solutions Inc.
contains the following terms:

-    The term runs from June 1, 2000 to January 30, 2002.
- Gross rental is approximately $2,400 per month during the term of the sub-lease.

SHARED PREMISES - NORTH VANCOUVER, BRITISH COLUMBIA

Our previous head office was at Unit 102, 930 West 1st Street, North Vancouver, B.C., which we shared with Sideware Systems Inc. The tenant under the lease is Techwest Management Inc. and we signed the lease as a co-covenantor along with Sideware. As such we could be held responsible for all of the rent if Techwest and Sideware fail to pay the rent. Annual minimum rent under the lease is approximately $140,000 per year. The minimum rent will escalate by approximately 2% per year for the balance of the lease term. In addition, the lease requires payment of additional costs relating to property taxes and common area maintenance. Those costs are presently approximately $40,000 per year. The term of the lease expires August 31, 2003.

We moved most of our personnel from these premises in October 2000. Up to March 1, 2001, our President, Chief Financial Officer and two other employees continued to use these premises on a transitional basis. As of the date of this annual report, we no longer make any use of these premises.

SHARED PREMISES - DOWNTOWN VANCOUVER, BRITISH COLUMBIA

We also continue to use a portion of the premises at Suite 1600-777 Dunsmuir Street, Vancouver, B.C. V7Y 1K4, Canada, for which Sideware Systems Inc. holds the lease. Our current payments for these premises are approximately $450 per month, but we are not a party to the lease.

ITEM 3.  LEGAL PROCEEDINGS

As at the date of this annual report, we are not involved in any legal proceedings. During the fourth quarter of 2000 and the first quarter of 2001 we resolved the following court proceedings.

1.   JMF Management Inc. Et al v. Braintech, Inc. Et al, British
     Columbia Supreme Court Action No. C990550

On February 1, 1999 JMF Management Inc. and Manfred Kurschner commenced legal proceedings against TechWest Management Inc. and us. Mr. Kurschner is our former Manager of Investor Relations and JMF Management Inc. is Mr. Kurschner's personal management company. The Plaintiffs claimed approximately $100,000 in damages for alleged breach of a stock option agreement and approximately $7,500 alleged to be owing pursuant to a consulting agreement. We filed a defence and counterclaim. Our counterclaim claimed damages for breach of fiduciary duty and negligence.

To settle this action, we issued 400,000 common shares to JMF
Management Inc. at a deemed price of $0.25 per share. The parties have exchanged mutual releases and agreed to terminate the court proceedings.

2. CACTUS CONSULTANTS CO. LTD. V. BRAINTECH, INC. ET AL, BRITISH COLUMBIA SUPREME COURT ACTION NO. C991377

On March 16, 1999 Cactus Consultants Co. Ltd., Crystal Securities Inc., and Elmswell Investments Inc. commenced legal proceedings against us and certain of our directors. The Plaintiffs claimed $606,000 as damages for breach of contract and conversion of stock certificates.

On January 25, 2001, the Supreme Court of British Columbia ordered that the Plaintiffs' action be dismissed for failure to comply with a court order for the production of documents.

3. BRAINTECH, INC. V. JOHN KOSTIUK, DISTRICT COURT OF HARRIS COUNTY ACTION 96-55978; BRITISH COLUMBIA SUPREME COURT ACTION C972736 - COURT OF APPEAL ACTION CA024459

On May 7, 1997 we obtained judgment for damages in the amount of $300,000 in legal proceedings commenced in the District Court of Harris County in the State of Texas against John Kostiuk, a resident of British Columbia, for defamatory and injurious statements that Mr. Kostiuk caused to be published about us over the Internet. On April 2, 1998 we obtained a judgment of the Supreme Court of British Columbia enforcing the Texas judgment.

On March 18, 1999 the British Columbia Court of Appeal reversed the judgment of the British Columbia Supreme Court, rendering the judgment (subject to any further appeal) unenforceable against any assets of John Kostiuk in British Columbia.

In October 2000 we agreed to a settlement with Mr. Kostiuk, pursuant to which the parties have exchanged mutual releases. We received no monies and incurred no costs other than legal costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol "BNTI".

The following table shows the high and low sale prices for our common shares for the quarters indicated.

Quarter                      High           Low          Close
                              ($)           ($)            ($)

2000
Fourth quarter               0.37           0.14           0.15
Third quarter                0.59           0.26           0.27
Second quarter               1.97           0.53           0.53
First quarter                6.12           0.62           1.93

1999

Fourth quarter               1.18           0.20           1.06
Third quarter                0.33           0.21           0.27
Second quarter               0.43           0.17           0.31
First quarter                0.31           0.14           0.17


The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

During the first quarter of 2001, we completed a private placement of 7,600,000 common shares at a price of $0.15 per shares. In addition, we issued 3,800,003 share purchase warrants. Each share purchase warrant entitles the holder to purchase one share at a price of $0.20
for a period of one year.   All of the shares issued in this private
placement constitute "restricted securities" for the purposes of the Securities Act of 1933. Holders of these shares cannot sell the shares as at the date of this annual report. We intend to prepare and file a registration statement under the Securities Act of 1933 to qualify these shares for resale.

HOLDERS

As at December 31, 2000 we have 45,599,333 shares issued and outstanding. We have approximately 227 registered shareholders. Approximately 31 million shares are registered in the name of CEDE & Co., a depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 4,000 beneficial shareholders.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Subsequent to January 1, 2000 we have issued the following securities pursuant to exemptions from registration under section 4(2) of the Securities Act of 1933. In January and February of 2000, we issued a total of 3,976,000 shares on the exercise of stock options granted to our directors, officers, employees and consultants. We received proceeds of $794,281, net of issue costs. Grant Sutherland, one of our directors, exercised 1,120,000 of the 3,976,000 stock options.

During the first quarter of 2001, we completed a private placement of 7,600,000 shares at a price of $0.15 per share. In addition, for every two shares purchased, each purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. The shares and warrants were issued to accredited investors.

Of the 7,600,00 shares issued pursuant to this private placement, 3,300,000 shares were issued February 26, 2001 at a price of $0.15 (equivalent to proceeds of $495,000) and 4,300,000 shares were issued March 15, 2001 at a price of $0.15 (equivalent to proceeds of $645,000). We received $730,000 of the proceeds from this private placement prior to December 31, 2000, and included this amount as "Additional paid-in capital" in our financial statements as at December 31, 2000. We received the balance of the proceeds during the first quarter of 2001. Purchasers in this private placement included the following directors and officers:

- Owen Jones, one of our directors, purchased 1,666,667 shares and 833,334 share purchase warrants.
- Edward White, one of our directors, purchased 666,667 shares and 333,334 share purchase warrants.
-    Beau J Holdings Ltd., a private holding company of Grant
     Sutherland, one of our directors, purchased 1,666,666 shares and 833,333 share purchase warrants.

Edward White issued a promissory note in the amount of $100,000 to us in payment of his shares and share purchase warrants. In accordance with an Agreement for Escrow of Share Certificate dated February 27, 2001, the share certificate and warrant certificate issued to Mr. White will remain in escrow until we receive full payment of the $100,000 from Mr. White.

On March 15, 2001, pursuant to a Mutual Release and Settlement
Agreement dated February 1, 2001, we issued 400,000 shares to JMF
Management Inc. in settlement of legal proceedings.

On March 15, 2001, we issued 100,000 common shares Peter MacLean, a former employee. Mr. McLean was entitled to the shares as a term of his employment agreement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

As of December 31, 2000 we have incurred aggregate net losses of approximately $7.5 million since we entered the technology field in 1994. We expect to continue to incur significant operating losses over the foreseeable future. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31,
1999

During the year ended December 31, 2000, we recorded revenue from operations of $140,049. This amount included:

- approximately $68,000 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.;
-    $11,387 for the Wizmaster program developed for Sideware Systems
     Inc.;
- Approximately $44,000 from ABB, principally for two vision systems used in the manufacture of plastic fuel tanks; and
- Approximately $18,000 from ABB for a vision system to identify and sort automotive transmission casing parts.

We recorded no revenue from operations during the year ended December
31, 1999.

Cost of sales for the year ended December 31, 2000, were $53,581.
This amount consisted of:

- $26,105 paid to Mercator Robotec Inc., a systems integrator working on the Satisfied Brake Products Inc. project; and
- Approximately $27,200 for equipment and expenses related to the projects that generated revenue from operations.

We had no revenue during the year ended December 31, 1999 and, accordingly, we recorded no cost of sales during that period either.

Research and development expenses for the year ended December 31, 2000 were $435,071 compared with $579,441 for the year ended December 31, 1999. This change resulted principally from the following factors:

- Salaries allocated to research and development increased from $315,458 to $327,275; and
- Payments to North Shore Circuit Design for work on the IMPAC board decreased from $204,800 to $87,751. Our work on the IMPAC board ceased during 2001, and as a result, payments to North Shore Circuit design have ceased.

Selling, general and administrative expenses increased from $650,715 for the year ended December 31, 1999 to $691,993 for the year ended December 31, 2000. Several factors contributed to the increase. The principal factors were as follows.

- Amortization increased from approximately $42,500 to $52,000, as a result of a change in the amortization period with respect to computer hardware and also as a result in the increased expenditure on leasehold improvements.
- Filing and transfer fees increased from $12,213 to $32,465, principally as a result of costs incurred in filing a registration statement under the Securities Act of 1933.
- Accounting and auditing expenses decreased from approximately $66,000 to approximately $59,000.
- Legal expenses decreased from approximately $77,000 to approximately $73,000.
- Investor relations costs increased from $19,528 to $51,430, principally as a result of costs incurred in distributing materials for our 2000 shareholders' meeting and in proxy tabulation costs.
- Travel and trade show costs decreased from approximately $41,000 to approximately $6,300, principally because we did not participate in industry trade shows during 2000.
- Premises costs increased from approximately $16,400 to approximately $40,250, principally as a result of our relocation to our new office premises located at Unit 113 - 980 West 1st Street, North Vancouver, B.C.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31,
1998

During the year ended December 31, 1999 we did not receive any operating revenue. We completed the majority of the work on our brake shoe sorting and inspection system for Satisfied Brake Products Inc., and held a deposit of $21,506 in respect of that work. In addition, we completed the Wizmaster project for Sideware Systems Inc. However, as neither project was fully invoiced or paid prior to December 31, 1999, revenue from those projects were recognized in our 2000 fiscal year.

During the fiscal year ended December 31, 1998, we received operating revenue of $57,510 from the sale of machine vision systems and related services. We received:

- $18,000 from Epson Portland Inc. for sale of our print quality inspection system;
- $30,000 from Cordis, a Johnson & Johnson company, for a feasibility study in respect of a shunt inspection system;
- $7,500 from Tantus Electronics Corp. in respect of a proposed fruit inspection system for Sunkist Growers; and
- $2,010 from NGI Technology, Inc. for a purchase of the BrainTron processor.

Costs of sales for the fiscal year ended December 31, 1998 were $30,005. This figure included $1,250 in hardware costs and $28,755 in internal manpower costs. The internal manpower costs related to work done on those projects that generated revenue, as described above. We had no operating revenue for the year ended December 31, 1999 and, accordingly, we had no cost of sales during that period.

Research and development expenses decreased from $752,078 for the year ended December 31, 1998 to $579,441 for the year ended December 31, 1999. The principal factors which contributed to the decrease were as follows:

- Stock based compensation decreased from $430,700 to $0. We incur stock based compensation expenses when we issue stock options with exercise prices below the market price for our stock.
- Salaries and bonuses allocated to research and development increased from $230,553 to $315,458.

- Payments to North Shore Circuit Design for work on the IMPAC accelerator board increased from $116,294 to $204,800.
- We report our research and development expenses net of government grants, which totalled $5,460 during 1999 and $45,890 during 1998. The grant funds were used for the development of the Odysee Development Studio.

Consulting and contractor expenses were $0 for the year ended December 31, 1999, compared with $24,785 for the year ended December 31, 1998.
 Consulting and contractor expenses for 1998 included approximately $17,000 spent in preparing a business plan. There was no similar expense during 1999.

Our selling, general, and administrative expenses decreased from $1,355,710 for the year ended December 31, 1998 to $650,715 for the year ended December 31, 1999. Our selling, general, and administrative expenses include several categories of expenditure, including salaries not allocated to research and development. Accordingly, several factors contributed to the decrease. The principal factors were as follows:

-    Our non-cash stock based compensation expense decreased from
     $497,100 to $2,000.
- Salaries and benefits decreased from $298,430 to $143,865. The principal reason for this decrease was the adjustment to our cost sharing agreement with Sideware Systems Inc., described below under the heading "Certain Transactions".
-    During 1999 we incurred a foreign exchange expense of $50,619.
     By comparison, during 1998 we incurred a foreign exchange gain of
     $36,743.   Our foreign exchange gains and expenses result
     principally from transactions recorded in United States dollars, but actually carried out in Canadian dollars.
- Accounting costs increased from approximately $54,000 to approximately $66,000. The principal reasons for this increase were costs incurred in filing reports required under the Securities and Exchange Act of 1934 and costs incurred in resolving accounting issues relating to our stock options.
- Travel and trade show costs decreased from approximately $56,000 to approximately $41,000, principally as a result of reduced trade show participation.
- Premises costs decreased from approximately $63,000 to approximately $16,400, principally as a result of the adjustment made to our cost sharing agreement with Sideware Systems Inc.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, we received approximately $795,000 from the exercise of incentive stock options and approximately $66,000 from a private placement conducted in 1999.

During the first quarter of 2001, we completed a private placement of 7,600,000 shares at a price of $0.15 per share. In addition, for every two shares purchased, each purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. Net proceeds from the private placement were approximately $1.1 million.

As at March 9, 2001, inclusive of the private placement and option proceeds described above, our cash balance is approximately
$1,025,000.

At our current level of operation, we estimate that our cash expenses are approximately $120,000 per month. We base this estimate on the following data:

- As at March 9, 2001 we employ 18 full time officers or employees. Our monthly salary costs are approximately $75,000 per month.
- For the year ended December 31, 2000 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $51,000 per month. We plan to reduce our general overhead and administrative costs, exclusive of salary costs, during 2001. Overall, we expect to pay less for our new leased premises than we did when we shared leased premises and related expenses with Sideware. Also, we plan to reduce our professional expenses during 2001.
- During the year ended December 31, 1999 we paid $204,800, allocated to "Research and development", to North Shore Circuit Design for work on the IMPAC accelerator board. During the year ended December 31, 2000 we paid $87,751 to North Shore Circuit Design. We do not anticipate using the services of North Shore Circuit during 2001.
- During the year ended December 31, 2000 we also incurred capital expenditures of approximately $136,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2000 and March 15, 2001, we incurred capital expenditures of approximately $50,000, principally for leasehold improvements, furniture and fixtures, computer equipment and computer software related to the expansion of our staff and to our move into new premises. We do not expect to incur significant capital expenditures during the remainder of 2001 unless they result from an increase our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period April 1, 2001 to December 1, 2001, will be approximately $1,000,000. Accordingly, at our current level of operation, our existing cash balances should be sufficient to pay our anticipated cash expenditures to December 1, 2001.

We do not plan to increase our operating expenses significantly, or to incur substantial capital expenditures, unless we begin to generate
sales revenue or unless we raise additional capital.   At present, we
do not have specific plans to raise additional capital. We believe that if we identify additional development projects that we consider worth pursuing, we will likely try to raise additional private placement financing.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes consistent accounting and reporting standards for derivative instruments and hedging activities. As of December 31, 2000 we have not adopted this standard and do not expect to do so prior to its required application date. To December 31, 2000 we do not believe we have entered into significant instruments that are subject to SFAS 133. However, we are continuing to review and evaluate SFAS 133 and its impact.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES AND INFLATION

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2000 we incurred a foreign exchange loss of $19,430. The foreign exchange loss resulted principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 1998 and December 31, 2000 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As at December 31, 2000 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2000 approximate their carrying values.

To December 31, 2000, substantially all revenues and the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

ITEM 7.  FINANCIAL STATEMENTS

Each of the following items are contained in our consolidated financial statements, which are attached as an exhibit to our annual report.

-    Report of KPMG, LLP Independent Auditors;
-    Consolidated Balance sheets as of December 31, 1999 and 2000;
- Consolidated Statements of operations for each of the years in the three year period ended December 31, 2000 and for the period from inception on January 3, 1994 to December 31, 2000;
- Consolidated Statements of stockholders' equity (deficit) for the period from January 3, 1994 to December 31, 2000;
- Consolidated Statements of cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception on January 3, 1994 to December 31, 2000; and
-    Notes to Consolidated Financial Statements.

Supplementary financial data showing unaudited quarterly financial information such as revenues, gross margin, net earnings (loss) for the period and net loss per share during our two most recent fiscal years is contained in note 14 to our audited consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth certain information, as of March 20, 2001, with respect to our directors, executive officers and key employees.

         Name              Age                  Position
     Owen L.J. Jones       49         Director, President, and Chief
                                      Executive Officer
     W. Grant Sutherland   54         Director, Chairman of the Board
                                      of Directors and Secretary
     James L. Speros       42         Director and Vice President
     Edward A. White       56         Director, Chief Financial
                                      Officer, and Treasurer

OWEN L.J. JONES has been our President, Chief Executive Officer and a Director since December 1993. Prior to joining our Board of Directors, Mr. Jones was the V.P. Sales, Marketing and Technology of Evergreen International Technology Inc which is now Sideware Systems Inc. Mr. Jones resigned from his position with Evergreen International Technology Inc. in December 1993. In May 1995 Mr. Jones was elected as a director of Evergreen International Technology Inc., and shortly thereafter assumed the responsibilities of President and Chief Executive Officer of that company. Between May 1995 and November 30, 2000 Mr. Jones divided his time and effort between our affairs and the affairs of Sideware Systems Inc. Mr. Jones resigned as the President of Sideware Systems Inc. on October 16, 2000, and as a director of Sideware Systems Inc. on November 30, 2000. Mr. Jones now works full time for Braintech, Inc. Mr. Jones is not a director of any other public companies.

W. GRANT SUTHERLAND was appointed one of our Directors, and Chairman of our Board of Directors, in November 1995. Mr. Sutherland is a licensed lawyer in the Province of British Columbia, and has been engaged in the private practice of law for 26 years, currently as a partner in the Vancouver law firm Sutherland Johnston. Mr. Sutherland has also been a Director of Sideware Systems Inc. since May 1993. Since November 1995, Mr. Sutherland has devoted the majority of his time and effort to our affairs and those of Sideware Systems Inc. We estimate that Mr. Sutherland spends approximately 20% of his time on our affairs and approximately 80% of his time on the affairs of Sideware Systems Inc. Mr. Sutherland is not a director of any public companies other than Braintech, Inc. and Sideware Systems Inc.

JAMES L. SPEROS was appointed a Director, and our Vice President, on September 15, 1998. Mr. Speros is also a Director, President and Chief Executive Officer of Sideware Systems Inc. and of Sideware Corp., a wholly owned subsidiary of Sideware Systems Inc. From June 1993 to January 1997 Mr. Speros was the President and owner of two professional sports franchises, the Baltimore Stallions and Montreal Alouettes of the Canadian Football League. From January 1997 to February 1999 Mr. Speros was President of Exploration Mirandor, a mining exploration company. Mr. Speros was also a director of Consolidated Maymac Petroleum Corp. from September 9, 1999 to March 5, 2001. Consolidated Maymac Petroleum Corp. is a public company trading on the Canadian Venture Exchange.

EDWARD A. WHITE was appointed as a Director and our Chief Financial Officer and Treasurer effective November 1, 2000. Mr. White has been a member of the British Columbia Institute of Chartered

Accountants for 26 years and, for 23 of those years, Mr. White practiced as a self-employed chartered accountant serving clients in both the public and private sectors. Mr. White has been a director of Sideware
Systems Inc. since October 1995, a director and officer of Bravo
Resource Partners Ltd. since February 1987 and a director and officer of West African Venture Exchange Corp. since March 1993. Bravo
Resource Partners Ltd. and West African Venture Exchange Corp. each trade on the Canadian Venture Exchange.

BABAK HABIBI is our Vice President of Engineering. Mr. Habibi supervises the design, development, and deployment of our machine vision systems, and is also involved in the design of our Internet based service and support system. Mr. Habibi holds Bachelor's and Master's Degree in Applied Science from the University of Waterloo.

Owen Jones and Grant Sutherland were directors of Sideware Systems Inc. at the time when two bankruptcy petitions under the Bankruptcy and Insolvency Act (Canada) were brought in the Supreme Court of British Columbia against that company by former directors of that company or private corporations controlled by them. Both bankruptcy petitions were dismissed in January 1998.

Our directors will hold office until they resign, or until our next shareholders' meeting.

Section 16(a) of the Exchange Act requires Braintech's Directors, executive officers and persons who own more than 10% of its common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership of its common stock. SEC regulations require Reporting Persons to give Braintech copies of all section 16(a) reports they file. Based solely on Braintech's review of copies of those reports or written representations from Reporting Persons, Braintech believes that during the last fiscal year ended December 31, 2000, all Reporting Persons complied with all applicable filing requirements except as follows:

- Grant Sutherland filed a Form 4 relating to transactions in January, 2000 on February 25, 2000, 14 days late. The Form 4 reported 96 transactions.
- Edward White filed a Form 3, reporting his initial security holdings, on March 29, 2001, approximately four and one half months late. The Form 3 disclosed nil security positions as of November 11, 2000.
- Grant Sutherland filed a Form 5 relating to transactions during 2000 on March 29, 2001, which was 42 days late. The Form 5 reported a single grant of stock options.
- Owen Jones filed a Form 5 relating to transactions during 2000 on March 29, 2001, which was 42 days late. The Form 5 reported a single grant of stock options.
- Edward White filed a Form 5 relating to transactions during 2000 on March 29, 2001, which was 42 days late. The Form 5 reported a single grant of stock options.

ITEM 10.  EXECUTIVE COMPENSATION

During our last completed fiscal year our only named executive officer was our Chief Executive Officer. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.


              SUMMARY COMPENSATION TABLE


                           Annual Compensation                      Long Term Compensation
Name and                                                         Awards               Payouts      All other
Principal                                                Restricted   Securities                   Compensation
Position          Year     Salary   Bonus     Other         Stock     Underlying
                                                            Awards    Optons/SARs


Owen            2000       $30,000   Nil       Nil           Nil        200,000           Nil        Nil
Jones
President,      1999       $16,320   Nil       Nil           Nil         27,500           Nil        Nil
CEO and
Director        1998       $34,300   Nil       Nil           Nil            Nil           Nil        Nil


The following table sets forth information on grants of stock options to our Chief Executive Officer during our last fiscal year:

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR



Name                    Number of          Percent of          Exercise or   Expiration            Grant date
                        securities         total options /     base price    date                  present
                        underlying         SARs granted to                                         value (1)
                        Options /          employees in
                        SARs granted       fiscal year




Owen Jones                 200,000             8.2%               $0.25       November 30, 2005        $0


(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

The following table sets out the options exercised by Mr. Jones during the last fiscal year.

          Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End
                            Option / SAR Values


                    Shares acquired   Value realized    Number of securities    Value of unexercised
Name                  on exercise                       underlying unexercised  in-the-money options /
                                                        options / SARS at end   SARs at end of fiscal
                                                        of fiscal year          year
                                                        ----------------------   ---------------------
                                                          Exercisable /
                                                          Unexercisable



Owen Jones                 Nil             Nil             1,727,500(1) / Nil         Nil(2)/ Nil



(1) The total of 1,727,000 options granted to Mr. Jones represents 1,500,000 options granted to Mr. Jones pursuant to a directors' resolution dated December 17, 1997, 27,500 options granted to Mr. Jones during the fiscal year ended December 31, 1999 and 200,000 options granted to Mr. Jones during the fiscal year ended December 31, 2000.

(2) The closing price for our shares on the OTC-Bulletin Board as of December 29, 2000 at $0.15.

                COMPENSATION TO OUR DIRECTORS

We currently provide the following compensation to our other directors:

OWEN JONES. Since October 16, 2000 Mr. Jones has worked full time for us. Prior to October 16, 2000 Mr. Jones divided his time between Sideware Systems Inc and us. Since January 1, 2001, Mr. Jones has worked for us without salary. Between January 1, 2000 and December 31, 2000, we paid Mr. Jones a salary of $2,500 per month. Between June 1, 1998, and December 31, 1999, Mr. Jones received payments totaling $6,800 per month from Techwest Management Inc. We shared responsibility for those payments with Sideware, paying 50% during 1998 and 20% during 1999. Prior to June 1, 1998, Mr. Jones' monthly payments, then shared equally with Sideware, were $3,400 per month. Mr. Jones also holds stock options as listed in the table below. Mr. Jones receives no other compensation from us or any of our subsidiaries.

GRANT SUTHERLAND. Since January 1, 2001 Mr. Sutherland has worked for us without salary. From January 1, 2000 to December 31, 2000 we paid Mr. Sutherland a salary of $2,500 per month. Between May 1, 1998 and December 31,1999 Mr. Sutherland received payments totaling $6,800 per month. We shared responsibility for those payments with Sideware, paying 50% during 1998 and 20% during 1999. Mr. Sutherland also holds stock options as listed in the table below. Mr. Sutherland receives no other compensation from us or any of our subsidiaries.

JAMES L. SPEROS. Mr. Speros holds options to acquire 300,000 shares at $0.20 per share, but does not receive a salary from us. Mr. Speros receives no other compensation from us or any of our subsidiaries.

EDWARD A. WHITE. Mr. White receives a salary of $6,800 per month from us. Mr. White also holds stock options to purchase 500,000 shares at a price of $0.25 per share. Mr. White receives no other compensation from us or any of our subsidiaries.

The aggregate amount of cash remuneration which we paid to our directors as a group, was approximately $73,600 during the fiscal year ended December 31, 2000. None of our directors receive any pension plan or similar benefits.

STOCK OPTIONS GRANTED TO OUR DIRECTORS

The following table shows the stock options held by our directors and officers as at December 31, 2000.


Name           Options      Number         Number      Exercise     Market Value    Expiry Date
               Granted     Exercised     Outstanding    Price       of Underlying     (m/d/y)
                                                                Shares at Date
                                                                    of Grant
Owen Jones      200,000       Nil           200,000      $0.25         $0.20          11/30/05
              1,500,000       Nil         1,500,000      $0.20         $0.23          12/16/02
                 27,500       Nil            27,500      $0.20         $0.19          04/19/04
Grant           200,000       Nil           200,000      $0.25         $0.20          11/30/05
Sutherland    1,500,000    1,420,000(1)      80,000      $0.20         $0.23          12/16/02
                 27,500       Nil            27,500      $0.20         $0.19          04/19/04
James Speros    300,000       Nil           300,000      $0.20         $0.20          04/19/04
Edward A.
White           500,000       Nil           500,000      $0.25         $0.20          11/30/05


(1) Mr. Sutherland exercised options to acquire 300,000 shares at $0.20 per share in August 1998 and 1,120,000 shares at $0.20 per share in January 2000.

We do not have a long term incentive plan, and have not granted any stock appreciation rights.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND
MANAGEMENT

The following table shows certain information regarding beneficial ownership of common stock, as of March 16, 2001 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:


NAME AND ADDRESS              NUMBER OF SHARES         PERCENTAGE OF SHARES
OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)    BENEFICIALLY OWNED (1)
Owen L.J. Jones*(2)              6,327,501                   11.28%
113 - 980 W. 1st North
Vancouver, B.C., Canada
V7P 3N4

W. Grant Sutherland*(3)          5,542,499                   10.13%
1600 - 777 Dunsmuir St.
Vancouver B.C.
V7Y 1K4

James L. Speros*(4)                300,000                    0.56%
1111 Grand Hamptons Dr.
Herndon, Virginia
20170

Edward A. White*(5)              1,125,001                    2.08%
416-5 K de K Court
New Westminster B.C.
V3M 6B6

All executive officers and      13,295,001                   22.98%
directors as a group (4
Persons)(6)


* Denotes Director of the Company

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 16, 2001 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                     29
(PAGE>

(2) Includes 1,577,500 shares issuable pursuant to stock options and 833,334 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(3) Includes 157,500 shares issuable pursuant to stock options and 833,333 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(4) Includes 300,000 shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 125,000 shares issuable pursuant to stock options and 333,334 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(6) Includes 2,160,000 shares issuable pursuant to stock options and 2,000,001 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have had several transactions with Sideware Systems Inc. Sideware is a software development company whose shares trade on the TSE and through the OTC-Bulletin Board. Three of our four directors Grant Sutherland, James Speros and Edward White are all directors and shareholders of Sideware. Owen Jones was previously the President and a director of Sideware. He resigned as Sideware's President effective October 16, 2000 and as a director effective November 30, 2000.

Mr. Sutherland, Mr. Speros, and Mr. White, own the following interests in Sideware Systems Inc. as at February 28, 2001, inclusive of warrants and options exercisable within 60 days.

         Name                    Number of Shares     % of Issued and
                                                        Outstanding

     Grant Sutherland               4,554,100               6.7%
     James Speros                   2,464,400               3.6%
     Edward White                     344,530               0.5%


While we have common directors and principal shareholders with Sideware, the companies' businesses are separate. The companies raise their financing separately, and do not share the proceeds from their separate issuances of securities. The companies also own separate technology, and do not share their intellectual property except under express license agreements, such as the Wizmaster agreement, explained below.

TRANSACTIONS WITH SIDEWARE

Our transactions with Sideware during our last two fiscal years have been as follows:

     1. COST SHARING AGREEMENT

We previously shared all of our office premises in North Vancouver and Vancouver, and some of our personnel, with Sideware. Accordingly, we shared the cost of those premises and personnel. The personnel involved included our accounting personnel and other part time employees.

Prior to 1999 we shared the common costs equally with Sideware, under a cost sharing agreement made in October 1996.

In October 1999 we entered into a cost sharing and allocation agreement with Sideware. Under that agreement we agreed with Sideware Systems Inc. to re-allocate the common costs 20% to us and 80% to Sideware, effective from January 1, 1999. The reason for the reallocation of costs was the substantially greater level of business conducted by Sideware, and its corresponding greater use of the common premises and personnel.

Techwest Management Inc., a private management company in which Owen Jones and Grant Sutherland each hold a 50% interest, administered the shared costs between Sideware and us. Techwest Management Inc. passed on the shared costs through to us and to Sideware at its cost, without any markup.

From time to time, either our payments or those of Sideware Systems Inc. exceeded the proportionate share required under the cost sharing arrangement, giving rise to indebtedness between us, Sideware Systems Inc. and Techwest Management Inc. Through much of 1998 and 1999, we were indebted to Sideware Systems Inc., as we did not have sufficient cash available to pay our proportionate share of the common operating costs. As of March 16, 2001, there is no further intercorporate indebtedness between Sideware and us.

During the second quarter of 2000, we moved our operations to our new premises located at Unit 113-980 West 1st Street, North Vancouver, V7P 3N4. We entered into a letter agreement with Sideware dated November 1, 2000 that allowed us to retain office space for four of our employees, and to utilize the services of some Sideware personnel during a transitional period. As of the date of this annual report, we no longer make any use of the premises or of the services of any Sideware personnel.

     2.  PURCHASE OF COMPUTER EQUIPMENT.

During the last three years, we have purchased computer equipment from Sideware that cost us approximately $26,000 in 1998, $21,000 in 1999 and $19,400 in 2000.

We purchase most of our computer equipment through Sideware Systems Inc. owing to favorable pricing on IBM equipment available to Sideware Systems Inc. Sideware Systems Inc. charged a markup on the initial purchases, but its current policy is to pass the equipment on to us at cost.

     3.  WIZMASTER

We entered into a software development and license agreement dated September 20, 1999 with Sideware. Under that agreement, we developed a program named the "Wizmaster", for incorporation into Sideware's
"Dr. Bean" program, now part of Sideware's Enterprise Interaction Suite. The Enterprise Interaction Suite is electronic customer relations management software that supports live chat over the Internet between companies and their customers.

Sideware agreed to pay for developing Wizmaster on a cost plus 10% basis. The total amount paid by Sideware was approximately $11,200, exclusive of taxes. Sideware acquired, at no further charge, a perpetual worldwide license to use Wizmaster in its products. We were prohibited from licensing Wizmaster to any other software developer (but not to systems integrators) for a period of one year from the date Wizmaster became generally available to purchasers of Sideware products (which occurred in December 1999). We are no longer prohibited from licensing Wizmaster to any other software developer.

     4.  KOSTIUK LITIGATION

Effective October 31, 1998 Sideware purchased an interest in the proceeds of a judgment which we obtained on April 2, 1998 against John Kostiuk, in the amount of $300,000, in British Columbia Supreme Court Action No. C972736. Sideware paid $136,000 on account of the purchase price, which was subject to adjustment depending on the benefit ultimately received by Sideware Systems Inc. pursuant to the judgment.
 On March 18, 1999 the British Columbia Court of Appeal allowed an appeal from the judgment. As a result, we repaid the $136,000. We did file an Application for Leave to Appeal to the Supreme Court of Canada; however, in late September 2000 we settled our legal dispute with Mr. Kostiuk and the parties have exchanged mutual releases. We received no monies and incurred no costs except for legal costs.

     5.  NETMEDIA SYSTEMS INC. VENTURE

In November 1995 we entered into a license agreement with NetMedia Systems Inc., a private company in which Owen Jones and Grant Sutherland held 24% and 30% interests respectively, and a joint venture agreement with NetMedia Systems Inc. and Sideware. None of the business contemplated by the agreements proceeded, with the result that the agreements were terminated in October 1999. NetMedia Systems Inc. has since been dissolved.

     6.  SIDEWARE PARTNER PROGRAM

We have entered into a re-seller agreement, under which we participate in the Sideware Partner Program. Participants in Sideware Partner
Program purchase Sideware products for re-sale at specified discounts.

OTHER TRANSACTIONS INVOLVING DIRECTORS

Other transactions within the last year of which our directors have an interest are as follows:

Effective July 1, 1999, along with Sideware Systems Inc., we acquired an interest in the leasehold premises at 1600 - 777 Dunsmuir Street, Vancouver, B.C., by assignment from SJM Management Ltd. SJM Management Ltd. is a private company in which Grant Sutherland, our Chairman, holds a one third interest. Effective January 1, 2001 we relinquished our interest in those premises to Sideware, as Sideware makes substantially greater use of the premises than we do. We continue to pay Sideware approximately $450 per month for our use of the premises.

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland is a partner. The amount of such legal services prior to December 31, 1998 was not material. During the fiscal year end of December 31, 1999 Sutherland Johnston performed approximately $68,000, worth of legal services for us. For the period ending December 31, 2000, Sutherland Johnston has performed approximately, $38,000 worth of legal services for us.

During our last three fiscal years and first quarter of 2001 Grant Sutherland has directly or indirectly acquired the following shares in private placements:

- 780,000 shares at a price of $0.25 per share in a private placement conducted in April and June 1998;
- 300,000 shares at a price of $0.20 per share in a private placement conducted in September - November1998;
- 1,000,000 shares at a price of $0.15 per share in a private placement conducted in March 1999;
- 1,000,000 shares at a price of $0.15 per share in a private placement conducted in September 1999;
- 135,000 shares at a price of $0.15 per share in a private placement conducted in October 1999;
- 150,000 shares at a price of $0.60 per share in a private placement conducted in December 1999; and;
- 1,666,666 shares at a price of $0.15 per share in a private placement conducted in last quarter of 2000 and first quarter of 2001. For each two shares purchased, Beau J Holdings Ltd., a private company owned by Mr. Sutherland, received one share purchase warrant, which entitles the company to purchase one additional share for one year at $0.20 per share.

During our last three fiscal years and first quarter of 2001 Owen
Jones has directly acquired the following shares in private placements:

- 1,000,000 shares at a price of $0.15 per share in a private placement conducted in March 1999; and
- 1,666,667 shares at a price of $0.15 per share in a private placement conducted in last quarter of 2000 and first quarter of 2001. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share.

During the first quarter of 2001, Edward White acquired 666,667 shares in a private placement. Mr. White provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is February 27, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. White received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. If Mr. White fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

ITEM 13.   INDEX TO EXHIBITS AND REPORTS ON FORM 8-K


Number                  Exhibit
3.1(1)   Articles of Incorporation, dated February 27, 1987
3.2(1)   Articles of Amendment, dated July 14, 1998
3.3(1)   Articles of Amendment, dated June 28, 1990
3.4(1)   Articles Of Amendment of the Company, dated February 8,
         1993
3.5(1)   Articles of Amendment of the Company, dated April 6,
         1993
3.6(1)   Articles of Amendment of the Company, dated December 6,
         1993
3.7(1)   By-Laws of the Company
4.1(1)   Specimen Stock Certificate
4.2(2)   1997 Stock Option Plan
4.3(2)   2000 Stock Option Plan


4.4      Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)  License Agreement between the Company and Willard W.
         Olson, dated January 5, 1995.
10.2(1)  Product Development Agreement between the Company and
         United Technologies Microelectronic Systems Inc., dated
         July 6, 1998.
10.3(1) Manufacturing and Sales Agreement between the Company and United Technologies Microelectronic Systems Inc., dated July 6, 1998.
10.4(1)  Operating Agreement between the Company and Sideware
         Systems Inc., dated November 1, 1995
10.5(4)  Cost Sharing and Allocation Agreement between the
         Company and Sideware Systems Inc.
10.6(1) Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc.,
         Techwest Management Inc., Sideware Systems Inc., and
         Braintech, Inc.
10.7(4)  Software Development and License Agreement dated
         September 20, 1999 between the Company and Sideware
         Systems Inc.
10.8(4) Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems
         Inc. and Pacific Centre Leaseholds Ltd.
10.9(4) Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc.,
         Sideware Systems Inc., and SJM Management Ltd.
10.10(4) Agreement between the Company, Mercator Robotec Inc.
         and Satisfied Brake Products Inc.
10.11(5) Alliance Agreement dated March 26, 2000 between the
         Company and ABB Flexible Automation Group Inc.
10.12(6) Sublease and Consent to Lease between MGI International
         Marine Safety Solutions Inc., Techwest Management Inc.
         and HOOPP Realty Inc., and Offer to Lease
10.13(6) Letter agreement with Sideware Systems Inc. dated
         November 1, 2000
10.14 Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.15 Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.16    Assignment Agreement between Pacific Centre Leaseholds
         Ltd., Techwest Management Inc., Sideware Systems Inc.
         and the Company dated January 1, 2001
10.17    Mutual Release and Settlement Agreement between Manfred
         Kurschner, JMF Management Inc, Techwest Management Inc.
         and the Company dated February 1, 2001
10.18    Agreement between Axis Communications Inc. and the
         Company dated January 29, 2001
10.19    Agreement for Escrow of Share Certificate & Promissory
         Note between Edward White and the Company dated
         February 27, 2001
11.1     Computation of net loss per share
21.1(1)  Subsidiaries of the Registrant


(1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
(4) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 1999 filed November 15, 1999.
(5) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.
(6) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 2000 dated November 9, 2000.

We filed one report on Form 8-K during the last quarter of the period covered by this annual report. We filed a Form 8-K as of November 3, 2000, to advise of the appointment of Edward A. White as director and Chief Financial Officer of the Company and of the appointment of Mr. Vince Taylor as Vice President of Strategic Relations of the Company. Both appointments took effect as of November 1, 2000.

                            SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 2001                 BrainTech, Inc.

                                      "Grant Sutherland"

                                      By:
                                      W. Grant Sutherland
                                      Chairman of the Board of Directors


                          POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant Sutherland as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney's-in-fact ad agent, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                   Title                           Date

"Owen Jones"           Chief Executive Officer,		March 29, 2001
------------------     President, and Director
Owen L.J. Jones      (Principal Executive Officer)

"Grant Sutherland"      Chairman of the Board,          March 29, 2001
-------------------     Director

"Edward White"       Chief Financial Officer, Director  March 29, 2001
-------------------  (Principal Financial and
Edward A. White        Accounting Officer)




















                    Consolidated Financial Statements
                    (Expressed in U.S. dollars)

                    BRAINTECH, INC.
                    (A Development Stage Enterprise)

                    Years ended December 31, 2000, 1999 and 1998
                    Period from inception on January 3, 1994 to December 31,
                    2000

KPMG LLC
CHARTERED ACCOUNTANTS
Box 10426 777 Dunsmuir Street
Vancouver BC V7Y 1K3
Canada

AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the accompanying consolidated balance sheets of Braintech, Inc. (a development stage enterprise) as at December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception on January 3, 1994 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception on January 4, 1994 to December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent on future financing, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"KPMG LLP"

Chartered Accountants

Vancouver, Canada

February 9, 2001, except for note 13
which is as of March 1, 2001

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. dollars)

December 31, 2000 and 1999


=======================================================================================
                                                              2000                 1999
---------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                         $      899,573        $     424,461
  Short-term investments                                     6,929                6,929
  Accounts receivable less allowance
     of nil (1999 - nil)                                    20,140               16,189
  Inventory                                                  3,369                3,369
  Due from related companies (note 4(a))                    14,748               13,644
Prepaid expenses                                            10,121                7,392

  -------------------------------------------------------------------------------------
                                                           954,880              471,984

Deposit on lease                                             2,297                    -

Due from directors and officers (note 4(b))                      -	         10,130

Fixed assets (note 5)                                      176,895              134,210
---------------------------------------------------------------------------------------
                                                    $    1,134,072         $    616,324
=======================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities          $      50,686           $    87,710
  Deferred revenue                                              -                21,506
  -------------------------------------------------------------------------------------
                                                           50,686               109,216

Amounts in dispute (note 8(b))                                  -               606,000
---------------------------------------------------------------------------------------
                                                           50,686               715,216

Stockholders' equity (deficit):
  Common stock (note 6):
    Authorized:  200,000,000 shares,
    with $0.001 par value
    Issued:  45,599,333 shares (1999 - 41,338,333)
    To be issued (note 8(a)):  400,000 shares
      (1999 - nil)                                         45,999                41,228
Additional paid-in capital (note 6(d))                  8,595,833             6,910,323
Deficit accumulated prior to the development stage        (58,800)              (58,800)
Deficit accumulated during the development stage	(7,499,646)          (6,991,643)
  -------------------------------------------------------------------------------------
                                                         1,083,386              (98,892)
  -------------------------------------------------------------------------------------
                                                    $    1,134,072       $      616,324
=======================================================================================


Future operations (note 2)
Contingencies (note 8)
Commitments (note 9)
Subsequent events (notes 6(e), 8 and 13)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:


"Owen Jones"                              "Grant Sutherland"
---------------------- President          ------------------------ Chairman

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. dollars)



==========================================================================================
                                   Period from
                                  inception on
                               January 3, 1994
                               to December 31,               Years ended December 31,
                                          2000           2000          1999           1998
------------------------------------------------------------------------------------------

Sales                             $    197,559   $    140,049   $         -   $     57,510
Cost of sales                           83,586         53,581             -         30,005
------------------------------------------------------------------------------------------
Gross margin                           113,973         86,468             -         27,505

Operating expenses:
  Consulting and contractors           736,561              -             -         24,785
  Research and development
    (note 10)                        2,592,772        435,071       579,441        752,078
Selling, general and
    administrative (note 11)         4,656,205        691,993       650,715      1,355,710
  ----------------------------------------------------------------------------------------
                                     7,985,538      1,127,064     1,230,156      2,132,573
------------------------------------------------------------------------------------------
Operating loss                      (7,871,565)    (1,040,596)   (1,230,156)    (2,105,068)

Non-operating:
  Interest income                       26,593         26,593             -              -
  Loss on settlement of
    litigation (note 8(a))            (100,000)      (100,000)            -              -
  Gain on settlement of
    litigation (note 8(b))             606,000        606,000             -              -
  Loss on disposal of
    fixed assets                       (26,054)             -         (5,918)       (1,888)
  Write-down of investments           (100,000)             -              -        (3,600)
  Write-down of intangible assets      (17,189)             -              -             -
  Write-down of organization costs     (17,431)             -              -             -
  ----------------------------------------------------------------------------------------
                                       371,919        532,593         (5,918)       (5,488)
------------------------------------------------------------------------------------------
Net loss                            $(7,499,646) $   (508,003)  $  (1,236,074) $(2,110,556)
==========================================================================================
Loss per share information:
  Basic and diluted                 $     (0.29) $      (0.01)   $      (0.03) $     (0.07)

==========================================================================================

Weighted average number of
  common shares outstanding           25,664,095   43,737,333       36,076,379  28,620,884
==========================================================================================


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

=========================================================================================================================
                                                                                                Deficit           Deficit
                                                                                            accumulated       accumulated
                                                                             Additional    prior to the        during the
                                                                Common          paid-in     development       development
                                                 Stock           stock          capital           stage             stage
-------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994                     17,400,000     $   17,400     $  1,039,271     $   (58,800)      $         -

Net loss                                              -              -                -	              -        (1,006,716)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                   17,400,000         17,400        1,039,271         (58,800)       (1,006,716)

Net loss                                              -              -                -               -          (748,310)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                   17,400,000         17,400        1,039,271         (58,800)       (1,755,026)

Common stock transactions (net of
  issue costs):
  Issued for cash at $0.1895 per share          950,000            950          173,440               -                 -
  Issued for cash at $0.25 per share            733,333            733          183,167               -                 -
  Issued for cash at $0.20 per share          3,000,000          3,000          592,500               -                 -
  Shares issued for services rendered         1,200,000          1,200          238,800               -                 -
  Net loss                                            -              -	              -               -          (959,945)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                   23,283,333         23,283        2,227,178         (58,800)       (2,714,971)

Common stock transactions (net of
  issue costs):
  Issued for cash at $0.20 per share          2,000,000          2,000           396,991              -                 -
  Issued for cash at $0.15 per share          1,000,000          1,000           148,279              -                 -
  Shares issued for services rendered           300,000            300            59,700              -                 -
  Compensatory benefit of employee
    stock options                                     -              -	         200,000              -                 -
  Net loss                                            -              -                 -              -          (930,042)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   26,583,333         26,583         3,032,148        (58,800)       (3,645,013)

Common stock transactions (net of
  issue costs):
  Issued for cash at $0.25 per share          1,600,000          1,600           398,400              -                 -
  Issued for cash at $0.20 per share          2,188,000          2,188           435,412              -                 -
  Compensatory benefit of employee
    stock options                                     -              -           927,800              -                 -
  Net loss                                            -              -                 -              -        (2,110,556)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   30,371,333         30,371         4,793,760        (58,800)       (5,755,569)

Common stock transactions (net of
  issue costs):
  Issued for cash at $0.15 per share          9,800,000          9,800         1,433,950              -                 -
  Issued for cash at $0.20 per share            157,000            157            31,243              -                 -
  Issued for cash at $0.60 per share          1,010,000          1,010           604,990              -                 -
  Common stock subscriptions                          -              -           110,270              -                 -
  Subscriptions receivable                            -           (110)          (65,890)             -                 -
  Compensatory benefit of employee
    stock options                                     -              -             2,000              -                 -
Net loss                                              -              -                 -              -        (1,236,074)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                   41,338,333         41,228         6,910,323        (58,800)       (6,991,643)

Common stock issued for cash at $0.20
  per share (net of share issue costs)        3,976,000          3,976           790,305              -                 -
Subscriptions received in cash                        -            110            65,890              -                 -
Common stock issued for cash on subscriptions	285,000	           285              (285)             -                 -
Common stock subscriptions received in cash           -              -           730,000              -                 -
Common stock to be issued in settlement of
  legal claim                                   400,000            400            99,600              -                 -
Net loss                                              -              -                 -              -          (508,003)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   45,999,333   $     45,999   $     8,595,833   $    (58,800)    $ (7,499, 646)
=========================================================================================================================

See accompanying notes to consolidated financial statements.


BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)



=======================================================================================================
                                                Period from
                                               inception on
                                            January 3, 1994
                                            to December 31,                  Years ended December 31,
                                                       2000            2000             1999            1998
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                     $ (7,499,646)   $   (508,003)   $  (1,236,074)  $  (2,110,556)
  Items not involving cash:
   Amortization                                     132,072          52,114           42,503          24,135
   Bad debt                                          75,108               -                -               -
   Loss on disposal of fixed assets                  26,054               -            5,918           1,888
   Write-down of investments                        100,000               -                -           3,600
   Write-down of intangible assets                   17,189               -                -               -
   Write-down of organization costs                  17,431               -                -               -
   Shares issued for services rendered              300,000               -                -               -
   Shares to be issued for satisfaction
     of legal claim                                 100,000         100,000                -               -
   Compensatory benefit of employee
     stock options                                1,129,800               -            2,000         927,800
   Gain on settlement of lawsuit                   (606,000)       (606,000)               -               -
Changes in non-cash operating working
  capital:
   Inventory                                         (3,369)              -	      (3,369)              -
   Accounts receivable                              (26,415)        (10,226)           6,244            (971)
   Prepaid expenses                                 (10,121)         (2,729)           4,952         (10,636)
   Accounts payable and accrued
     liabilities                                     57,648         (16,530)           3,709          45,197
   Deferred revenue                                       -         (21,506)          21,506               -
  ----------------------------------------------------------------------------------------------------------
 Net cash used in operating activities           (6,190,249)     (1,012,880)      (1,152,611)     (1,119,543)

Cash flows from investing activities:
   Deposit on lease                                  (2,297)         (2,297)               -               -
   Purchase of marketable securities               (100,000)              -                -               -
   Purchase of short-term investments                (6,929)              -           (6,929)              -
   Purchase of fixed assets                        (375,468)       (136,305)        (107,394)        (87,988)
   Proceeds from notes receivable                  (130,181)              -                -               -
   Proceeds from disposal of real estate            306,752               -                -               -
   Proceeds from disposal of fixed assets            41,506          41,506                -               -
  ----------------------------------------------------------------------------------------------------------
Net cash used in investing activities              (266,617)        (97,096)        (114,323)        (87,988)

Cash flows from financing activities:
   Notes receivable                                  55,073               -                -               -
   Borrowings from directors and officers             7,304          10,130                -          18,304
   Due (to) from related companies                  (40,593)        (15,323)        (456,504)        231,418
   Mortgages payable                               (207,739)              -                -               -
   Share subscriptions received                     730,000         730,000          110,270               -
   Subscriptions receivable                               -          66,000          (66,000)              -
   Common shares issued, net of issue costs       6,568,282         794,281        2,081,150         837,600
  ----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities      7,112,327       1,585,088        1,668,916       1,087,322
------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
    equivalents                                      655,461        475,112          401,982        (120,209)

Cash and cash equivalents, beginning of
    period                                           244,112        424,461           22,479         142,688
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $    899,573   $    899,573   $      424,461   $      22,479
============================================================================================================

Supplemental information:
  Cash paid for interest                        $      3,797   $          -    $         895   $       2,155
  Cash paid for taxes                           $          -   $          -    $           -   $           -
Non-cash financing activities:
  Shares issued for services rendered           $    300,000   $          -    $           -   $           -
  Shares to be issued for satisfaction of
    legal claim                                 $    100,000   $    100,000    $           -   $           -
============================================================================================================


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

=======================================================================
1.  Organization:

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

2.  Future operations:

    During the year ended December 31, 2000, the Company incurred an operating loss of $1,040,596 and used cash in operating activities of $1,012,880. From inception of the business on January 3, 1994, the Company has incurred cumulative losses of $7,499,646 and used cash for operating activities of $6,190,249.

    These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has not generated significant revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its strategic sales alliances with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company's intention to focus on developing this alliance and on becoming their principal supplier of vision systems, raising financing and achieving profitable operations.

    Depending on the Company's ability to develop sales through this alliance, the Company may need to raise additional capital through public or private financings which may not be available on reasonable terms. Subsequent to December 31, 2000, the Company completed a private placement (note 13). The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Significant accounting policies:

(a) Basis of presentation:
    These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, Brainware Systems Inc., incorporated under the Company Act (British Columbia) on March 30, 1994. All material intercompany balances and transactions have been eliminated.

    To December 31, 2000, for United States of America accounting and reporting purposes, the Company is considered to be in a development stage as it was devoting substantial efforts to developing its business operations. Commencement of the development stage is considered to have occurred on January 3, 1994 when the Company began operations as a high-technology development company.

(b) Cash and cash equivalents:

    Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less at the date of acquisition and that are readily convertible to contracted amounts of cash.

(c) Short-term investments:

    Short-term investments include term deposits having terms to maturity greater than three months at the date of acquisition.

(d) Research and development costs:

    Research and development costs are expensed as incurred.

(e) Advertising costs:

    Advertising costs are expensed as incurred and totaled
    $16,811, $1,950, $10,786 and $4,075, during the period of
    inception on January 3, 1994 to December 31, 2000, years ended on December 31, 2000, 1999 and 1998, respectively.

(f) Inventory:

    Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in-first-out basis. Cost includes laid-down cost which is the cost of materials and other applicable direct costs.

(g) Revenue recognition:

    The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", and are consistent with the guidance contained within the SEC's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements".

    Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000


3.	Significant accounting policies (continued):

(h) Fixed assets:

    Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

====================================================================
Asset                                  Basis           Rate
--------------------------------------------------------------------
Furniture and fixtures     declining-balance            20%
Computer equipment             straight-line        33 1/3%
Trade show assets              straight-line        33 1/3%
Computer software              straight-line            50%
Leasehold improvements         straight-line     lease term

====================================================================

    During the year, the Company changed its amortization policy for trade show assets and computer hardware to better approximate the useful life of the assets. The adoption of this policy did not have a material effect on the Company's financial position or results of operations.

(i) Use of estimates:

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

(j) Foreign currency:

    The Company's functional currency is the United States dollar. Assets and liabilities denominated in a foreign currency have been translated to the functional currency at rates of exchange in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates during the year. Exchange gains and losses are included in operations.

(k) Stock-based compensation:

    The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned.
                                                                7

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

3. Significant accounting policies (continued):

(l) Income taxes:

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

(m) Loss per share:

    Loss per share is calculated based on the weighted average number of shares outstanding.
    As the effect of outstanding options is anti-dilutive, diluted loss per share does not differ from basic loss per share.

(n) Comprehensive income:

    Net income for the Company is the same as comprehensive income.

(o) Comparative figures:

    The Company has reclassified certain of the figures presented for comparative purposes to conform to the financial statement presentation adopted in the current year.

4. Related party balances and transactions:

(a) Due (to) from related companies:

    During the periods presented, the Company has had several transactions with Sideware Systems Inc. ("Sideware").
    Sideware is under the control of common directors and principal shareholders. However, the Companies' businesses are separate. The Companies raise their financing separately and do not share the proceeds from their separate issuances of securities. The Companies also are developing and own separate technology and generate sales from different customers.
                                                             8

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

4.  Related party balances and transactions (continued):

(a) Due (to) from related companies (continued):

    Transactions with Sideware during the last three fiscal years have been as follows:

 (i)   Cost sharing agreement:
       The Company shares office premises and some personnel with Sideware. Prior to 1999, costs were shared equally with Sideware. In October 1999, a new agreement was made to reallocate common costs 80% to Sideware and 20% to the Company retroactive to January 1, 1999.
       TechWest Management Inc. ("TechWest"), which is under the control of common directors, is responsible for making regular payments to suppliers on behalf of the Company and Sideware. Cash is advanced to TechWest by the Company and Sideware to cover these expenses. To October 31, 2000, TechWest then allocated the expenses 80% to Sideware and 20% to Braintech.

       This cost sharing agreement was replaced on November 1, 2000 with an agreement providing for the use by the Company of a portion of the formerly shared premises and for the use of the services of Sideware personnel. Payments under the agreement are approximately $5,200 per month.
       The Company has signed a lease agreement on these premises as co-covenantor along with Sideware. As a result, if Sideware is unable to make its lease payments, the Company could be held responsible for all rent payments of approximately $140,000 per year, increasing by 2% per year, plus additional costs of approximately $40,000 per year to August 31, 2003.

       Amounts due to (from) related companies result from the intercompany expense allocations, cash advances, monthly charges for office and personnel use, and the sale of leasehold improvements (note 4(a)(iii)).

 (ii)  Purchase of computer equipment:

       The Company purchases most of its computer equipment through Sideware because of favorable pricing on IBM equipment available to Sideware. No mark-up is charged. During the year ended December 31, 2000, the Company's purchases were $19,400 (1999 - $21,000; 1998 - $26,000).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

4.	Related party balances and transactions (continued):

(a) Due (to) from related companies (continued):

 (iii) Sale of leasehold improvements:

       On September 30, 2000, the Company entered into an agreement with Sideware for the sale of leasehold improvements at their net book value of $41,506 which management estimates is also the fair market value. This amount is being offset by usage fees which accrue to Sideware from the Company while sharing the premises in which Sideware resides.

 (iv)  Sale of product:

       During the year ended December 31, 2000, a product sale of $11,387 (1999 and 1998 - nil) was made to Sideware.

(b) Due from directors and officers:

    The amounts due from directors and officers represent cash advances provided to current directors and officers of the Company.

(c) Transactions with directors and officers:

    During the year, the Company was charged $65,389 (1999 - $68,375; 1998 - $129,538) for management and consulting services provided by directors and officers. These charges are included in selling, general and administrative expenses.

5.  Fixed assets:
================================================================
                                       Accumulated      Net book
December 31, 2000            Cost     amortization         value

Furniture and fixtures  $  62,466   $       12,805     $  49,661
Computer equipment        112,891           48,002        64,889
Trade show assets          17,306            6,982        10,324
Computer software          56,880           45,418        11,462
Leasehold improvements     44,622            4,063        40,559
----------------------------------------------------------------
                        $ 294,165   $      117,270     $ 176,895
================================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

5.	Fixed assets (continued):

================================================================
                                       Accumulated      Net book
December 31, 1999            Cost     amortization         value

Furniture and fixtures  $  22,945   $        5,320     $  17,625
Computer equipment         80,745           23,771        56,974
Trade show assets          13,307            2,851        10,456
Computer software          50,795           36,898        13,897
Leasehold improvements     41,992            6,734        35,258
----------------------------------------------------------------
                        $ 209,784    $      75,574     $ 134,210
================================================================

6.  Common stock:

(a) At the annual general meeting of the Company on May 17, 2000, the shareholders approved an increase in the authorized share capital of the company from 50,000,000 common shares to 200,000,000 common shares having a par value of $0.001 each.

(b) Of the shares issued at December 31, 2000, 1,875,000 shares (1999 - 12,595,000; 1998 - 5,280,000) are subject to trading restrictions. These include the 1,500,000 shares retained by the Company, as described in note 6(c).

(c) 5,500,000 shares were issued for technology in 1993 and recorded at a par value of $5,500. 1,500,000 of these shares have been retained by the Company because the development of the technology has not been completed.

(d) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

(e) Stock options:

    The Company has reserved 7,500,000 common shares pursuant to the 1997 stock option plan and an additional 7,500,000 common shares pursuant to the 2000 stock option plan. The Company's Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000


6.  Common stock (continued):

(e) Stock options (continued):

    Subsequent to year-end, effective January 2, 2001, the Company granted 200,000 stock options at $0.25 per share. The options vest periodically over a two year period; 100,000 expire on January 1, 2002 and the remaining 100,000 expire on January 1, 2006.

 (i) A summary of the Company's stock option activity is as follows:

      ==============================================================
                                                            Weighted
                                        Number               average
                                     of shares        exercise price
      --------------------------------------------------------------
      Balance, December 31, 1997     5,000,000                $ 0.20
      Options granted                1,570,000                  0.20
      Options exercised               (938,000)                 0.20
      Options cancelled/expired       (200,000)                 0.20
      --------------------------------------------------------------
      Balance, December 31, 1998     5,432,000                  0.20
      Options granted                1,165,000                  0.20
      Options exercised               (157,000)                 0.20
      Options cancelled/expired        (35,000)                 0.20
      --------------------------------------------------------------
      Balance, December 31, 1999     6,405,000                  0.20
      Options granted                2,425,000                  0.25
      Options exercised             (3,976,000)                 0.20
      Options cancelled/expired       (100,000)                 0.20
      --------------------------------------------------------------
      Balance, December 31, 2000     4,754,000                $ 0.23
      ==============================================================

 (ii) Additional information regarding options outstanding as at December 31, 2000 is as follows:


=====================================================================================
                                     Outstanding                     Exercisable
                  ---------------------------------------     -----------------------
                                       Weighted
                                        average   Weighted                   Weighted
                                      remaining    average                    average
                       Number       contractual   exercise           Number  exercise
Exercise prices     of shares      life (years)      price        of shares     price
-------------------------------------------------------------------------------------
$ 0.20              2,329,000              2.35     $ 0.20        2,329,000    $ 0.20
$ 0.25              2,425,000              4.92       0.25           10,000      0.25
-------------------------------------------------------------------------------------
                    4,754,000              3.66     $ 0.23        2,339,000    $ 0.20
=====================================================================================


BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

6.	Common stock (continued):

(e) Stock options (continued):

 (iii) Stock-based compensation:

       With respect to the stock options granted from inception through December 31, 2000, the Company recorded stock-based compensation of $1,129,800.

       As indicated in note 3(k), the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based
       Compensation" ("FAS 123"). Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company's net loss and net loss per share would have been as indicated below:

       ============================================================================================
                                         Period from
                                        inception on
                                     January 3, 1994
                                     to December 31,                   Years ended December 31,
                                                                       ------------------------
                                                2000              2000           1999          1998
       --------------------------------------------------------------------------------------------
        Net loss:
         As reported                   $   (7,399,931)   $    (408,288) $  (1,236,074) $ (2,110,556)
         Proforma                          (8,750,375)        (513,480)    (1,423,903)   (2,384,239)

       ============================================================================================

       Basic and diluted net
         loss per share:

         As reported                         $ (0.28)          $ (0.01)       $ (0.03)      $ (0.07)
         Proforma                              (0.33)            (0.01)         (0.04)        (0.08)

       ============================================================================================

       The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

       ===============================================================

                                                Options
                                          ------------------
                                        Interest
                                            rate     Term   Volatility

       Years ended:
          December 31, 2000                 6.05%   1 yrs          70%
          December 31, 1999                 5.88%   5 yrs         120%
          December 31, 1998                 6.00%   5 yrs         156%
       ===============================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000


6.	Common stock (continued):

(e) Stock options (continued):

 (iii) Stock-based compensation (continued):


       ==================================================================
                                       Weighted average  Weighted average
                                        exercise price	     fair value
                                          December 31,       December 31,
                                          ------------       ------------
                                          2000    1999       2000    1999
       ------------------------------------------------------------------
       Exercise price is less than
        fair value on grant date         $   -  $ 0.20     $    -  $ 0.18
       Exercise price exceeds
        fair value on grant date         $ 0.25   0.20       0.04    0.16
       ------------------------------------------------------------------
       Total options                     $ 0.25 $ 0.20     $ 0.04  $ 0.16
       ==================================================================

7.  Income taxes:

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

    The Company's deferred income tax assets are comprised of the following at December 31:

    ===================================================================
                                                   2000            1999
    -------------------------------------------------------------------

    Net deferred tax assets and liabilities:
      Net operating loss carryforwards       $ 3,439,783    $ 3,010,653
    -------------------------------------------------------------------
    Total deferred tax assets                  3,439,783      3,010,653
    Valuation allowances                      (3,439,783)    (3,010,653)
    -------------------------------------------------------------------
    Net deferred tax assets                  $         -     $        -
    ===================================================================

    As of December 31, 2000, the Company had net operating losses of $2,717,576 available to offset taxable income earned in Canada to 2007 and $4,994,940 available to offset taxable income earned in the United States to 2015. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000


8.  Contingencies:

(a) On February 1, 1999, a former employee of the Company commenced legal proceedings against the Company claiming damages for an alleged breach of a stock option agreement and an amount owing pursuant to a consulting agreement. The Company and the former employee entered into a Mutual Release and Settlement Agreement dated February 1, 2001 whereby the Company will issue 400,000 common shares at a deemed price of $0.25 per share to the former employee's company. The cost of the settlement of these proceedings which commenced prior to year-end has been included in shares to be issued and recognized as a loss on settlement of litigation in the December 31, 2000 consolidated financial statements.

(b) On March 16, 1999, three corporations commenced legal proceedings against the Company and certain of its present and former directors claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. In a Supreme Court of British Columbia Order, effective January 25, 2001, the action was dismissed without cost to the Company or its present and former directors. The previously accrued provision for estimated cost of settlement has been reversed in the December 31, 2000 consolidated financial statements.

9.  Commitments:
    The Company has obligations under operating lease arrangements which require the following minimum annual payments:

    ===========================================================
    2001                                          $      36,575
    2002                                                  6,617
    -----------------------------------------------------------
                                                  $      43,192
    ===========================================================

10. Research and development expenditures:

    Included in cumulative research and development expenditures is $438,700 of compensatory benefit of employee stock options from the period of inception on January 31, 1994 to December 31, 2000. No benefit was recorded during the year ended December 31, 2000 (1999 - nil; 1998 - $430,700).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000

11. Selling, general and administrative expenses:

    Selling, general and administrative expenses are comprised of the following:

    ============================================================================================
                                      Period from
                                     inception on
                                  January 3, 1994
                                  to December 31,                      Years ended December 31,
                                                                       ------------------------
                                             2000              2000           1999          1998
    --------------------------------------------------------------------------------------------
    Compensatory benefit of
      employee stock options       $      691,100     $           -	$    2,000  $    497,100
    Salaries and benefits               1,055,160           189,159        143,865       298,430
    Other                               2,909,945           502,834        504,850       560,180
    --------------------------------------------------------------------------------------------
                                   $    4,656,205     $     691,993	$  650,715   $ 1,355,710
    ============================================================================================


12. Financial instruments:

(a) Fair values of financial instruments:
    The Company's short-term financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, due from related companies, accounts payable and accrued liabilities. The fair value of these financial instruments approximate their carrying values due to their short term maturity.

(b) Foreign currency risk:

    Foreign currency risk reflects the risk that the Company's net assets or operations will be negatively impacted due to fluctuations in exchange rates. Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency hedges in place.

(c) Credit risk:

    Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents with high quality financial institutions.

    The Company's customers are currently concentrated in Canada. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998
Period from inception on January 3, 1994 to December 31, 2000


13. Subsequent events:

    Private placement:

    Subsequent to year-end, the Company issued, through a private placement, 7,600,000 common shares at $0.15 per share for net proceeds of $1,140,000 of which $100,000 is in the form of a promissory note receivable from an officer. Additionally, the Company issued 3,800,003 share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional common share of the Company, for a period of one year, at a price of $0.20 per share. As at December 31, 2000, $730,000 had been received with respect to this private placement and is included in additional paid-in capital.

14. Unaudited interim financial statements:

    The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters (in thousands):


    ========================================================================
                                         Fiscal 2000 Quarter End
                             ------------------------------------------
                         December 31  September 30     June 30      March 31

     Revenues                     19            44           7            70
     Gross margin                 13            31           4            39
     Net earnings (loss)
      for the period             266          (120)       (327)         (328)
     Net profit (loss)
      per share                 0.01         (0.01)          -         (0.01)
    ========================================================================

    ========================================================================
                                         Fiscal 1999 Quarter End
                             ------------------------------------------
                         December 31  September 30     June 30      March 31

     Revenues                      -             -           -             -
     Gross margin                  -             -           -             -
     Net earnings (loss)
      for the period             (300)        (226)       (354)         (357)
     Net profit (loss)
      per share                     -        (0.01)          -         (0.01)
    ========================================================================

                                                            17