Form 10QSB
period 2001-03-31
BRAINTECH INC/BC
filed 2001-05-16
CIK 1015715

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT

             For the transition period from            to
                                            ----------    ----------

                           BRAINTECH, INC.
  (exact name of small business issuer as specified in its charter)

                 Nevada                            98-0168932
                 ------                            ----------
(State or other jurisdiction of incorporation)    (I.R.S. Employee
                                                   Identification No.)

                     Unit 113-980 West 1st Street
                   North Vancouver, British Columbia
                              Canada
                              V7P 3N4
                              -------
                (address of principal executive offices)

                           (604) 988-6440
                           ---------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
53,699,333 common shares with par value of $0.001 as of May 14, 2001.

Transitional Small Business Disclosure Format (check one):
Yes [] No [x].

                       Index to Exhibits on page 11

                           Table of Contents

Part I.   Financial Information..................................3
Item 1.      Financial Statements................................3
Item 2.      Management's Discussion and Analysis or Plan of
             Operation...........................................3
Part II   Other Information......................................8
Item 1.      Legal Proceedings...................................8
Item 2.      Changes in Securities and Use of Proceeds...........9
Item 3.      Defaults Upon Senior Securities....................10
Item 4.      Submission of Matters to a Vote of Security
             Holders............................................10
Item 5.      Other Information..................................10
Item 6.      Exhibits and Reports on Form 8-K...................11

                      PART I-FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS

Each of the following items are contained in our condensed consolidated financial statements for the three-months ended
March 31, 2001 and 2000 (Unaudited), which are attached as an exhibit to our quarterly report.

- Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000.
- Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2001, March 31, 2000 and for the period from inception on January 3, 1994 to March 31, 2001.
- Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) for the period from December 31, 2000 to March 31, 2001 and for the period from inception on January 3, 1994 to March 31, 2001.
- Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001, March 31, 2000, and for the period from inception on January 3, 1994 to March 31, 2001.
-      Condensed Notes to Consolidated Financial Statements (Unaudited).

Our financial statements are presented in United States dollars, and dollar figures stated in this quarterly report refer to United States dollars, except where specified otherwise. As our head office is in Canada, many of our transactions, including payment of salaries to our employees, are completed in Canadian dollars ("Cdn$"). For purposes of this quarterly report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.65, being the average exchange rate for the quarter ending March 31, 2001.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

As of March 31, 2001, we have incurred aggregate net losses of approximately $7.9 million since entering the technology field in 1994. We expect to continue to incur significant operating losses over the foreseeable future. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THE THREE-
MONTH PERIOD ENDED MARCH 31, 2000

We recorded no revenue from operations during the three-month period ended March 31, 2001.

During the three month period ended March 31, 2000, we recorded revenue from operations of $69,886. This amount included:

- $58,429 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.; and

-      $11,387 for the Wizmaster program developed for Sideware
       Systems Inc.

As we had no revenue during the three month period ended March
31, 2001, we recorded no cost of sales during that period either.

Cost of sales for the three-month period ended March 31, 2000 was $31,199. This amount consisted of:

- $26,105 paid to a systems integrator working on the Satisfied Brake Products Inc. project; and
- Approximately $5,000 for equipment for our transmission casing inspection project with ABB.

Research and development expenses for the three-month period ended March 31, 2001 were $118,271, compared with $151,027 for the three-month period ended March 31, 2000. This change resulted principally from the following factors:

- Salaries allocated to research and development increased from approximately $90,000 for the three-month period ended March 31, 2000 to approximately $100,000 for the three-month period ended March 31, 2001, principally as a result of hiring an additional employee during the first quarter of 2001 to work in research development.
- Payments to North Shore Circuit Design for work on the IMPAC accelerator board decreased from approximately $47,000 to nil. Our work on the IMPAC board ceased during 2000, and as a result, payments to North Shore Circuit have ceased.

Selling, general, and administrative expenses increased from $215,512 for the three-month period ended March 31, 2000 to $292,183 for the three-month period ended March 31, 2001.
Several factors contributed to the change. The principal factors were as follows:

-      Amortization expenses increased from 14,275 to 31,333.
-      Legal expenses decreased from $56,400 to $47,180.
- Filing and transfer fees decreased from $11,307 to $1,020, principally as a result of a decrease in fees paid on the filing of a registration statement on Form S-1 to qualify up to 11,900,003 shares for resale under the Securities Act of 1933.
- During the three-month period ended March 31, 2000, we incurred a foreign exchange loss of $18,903. The comparative figure for 2001 was $1,301. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.
- During the three-month period ended March 31, 2001, we paid $7,714 for public relations services. There were no similar payments during the three-month period ended March 31, 2000.
- Travel and promotion expenses decreased from $10,331 to $2,673, principally as a result of reduced trade show participation.
-      Accounting and audit fees increased from $9,450 to $22,598.
- General and administrative salaries increased from approximately $62,000 to approximately $160,000, principally because we increased our workforce during the first quarter of 2001.

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

Research and development expenses for the year ended December 31, 2000 were $435,071 compared with $579,441 for the year ended
December 31, 1999. This change resulted principally from the following factors:

- Salaries allocated to research and development increased from $315,458 to $327,275; and
- Payments to North Shore Circuit Design for work on the IMPAC board decreased from $204,800 to $87,751. Our work on the IMPAC board ceased during 2000, and as a result, payments to North Shore Circuit design have ceased.

Selling, general and administrative expenses increased from $650,715 for the year ended December 31, 1999 to $691,993 for the year ended December 31, 2000. Several factors contributed to the increase. The principal factors were as follows:

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

During the year ended December 31, 1999 we did not receive any operating revenue. We completed the majority of the work on our brake shoe sorting and inspection system for Satisfied Brake Products Inc., and held a deposit of $21,506 in respect of that work. In addition, we completed the Wizmaster project for Sideware Systems Inc. However, as neither project was fully invoiced or paid prior to December 31, 1999, revenue from those projects was recognized in our 2000 fiscal year.

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

Research and development expenses decreased from $752,078 for the year ended December 31, 1998 to $579,441 for the year ended
December 31, 1999. The principal factors, which contributed to the decrease, were as follows:

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

Our selling, general, and administrative expenses decreased from $1,355,710 for the year ended December 31, 1998 to $650,715 for the year ended December 31, 1999. Our selling, general, and administrative expenses include several categories of expenditure, including salaries not allocated to research and development. Accordingly, several factors contributed to the decrease. The principal factors were as follows:

-      Our non-cash stock based compensation expense decreased from
       $497,100 to $2,000.
-      Salaries and benefits decreased from $298,430 to $143,865.
       The principal reason for this decrease was the adjustment to our cost sharing agreement with Sideware Systems Inc., described below under the heading "Related Party Transactions".
- During 1999 we incurred a foreign exchange expense of $50,619. By comparison, during 1998 we incurred a foreign exchange gain
       of $36,743.   Our foreign exchange gains and expenses result
       principally from transactions recorded in United States dollars, but actually carried out in Canadian dollars.
- Accounting costs increased from approximately $54,000 to approximately $66,000. The principal reasons for this increase were costs incurred in filing reports required under the Securities Exchange Act of 1934 and costs incurred in resolving accounting issues relating to our stock options.
- Travel and trade show costs decreased from approximately $56,000 to approximately $41,000, principally as a result of reduced trade show participation.
- Premises costs decreased from approximately $63,000 to approximately $16,400, principally as a result of the adjustment made to our cost sharing agreement with Sideware Systems Inc.

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

As of March 31, 2001, inclusive of the private placement and option proceeds described above, our cash balance was approximately $812,000. As of May 11, 2001, our cash balance is approximately
$680,000.

At our current level of operation, we estimate that our cash expenses are approximately $164,000 per month. We base this estimate on the following data:

- As at April 30, 2001, we employ 22 people either as officers, employees or contractors. Our monthly salary costs are approximately $90,000 per month.
- For the period ended March 31, 2001 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $74,000 per month.
- During the year ended December 31, 2000 we incurred capital expenditures of approximately $136,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2000 and May 11, 2001, we incurred capital expenditures of approximately $75,000, principally for leasehold improvements, furniture and fixtures, computer equipment and computer software related to the expansion of our staff and to our move into new premises. We do not expect to incur significant capital expenditures during the remainder of 2001 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period May 15, 2001 to September 30, 2001, will be approximately $738,000. Accordingly, at our current level of operation, our existing cash balances should be sufficient to pay our anticipated cash expenditures to approximately September 15, 2001.

PLAN OF OPERATION

Our first priority during the balance of 2001 is to build upon our relationship with ABB Flexible Automation, a division of ABB Inc. for the purpose of becoming a principal supplier of vision systems to ABB and its customers. If we are able to obtain additional contracts for the design and installation of our custom machine vision systems through ABB, we believe we could generate sufficient sales revenue to achieve positive cash flow.

Our second priority during the balance of 2001 is to continue development of our Internet based service and support system and the eVisionFactory program. eVision Factory is a computer program that performs functions similar to those functions performed by Odysee Development Studio. We expect eVision Factory will support the development of new vision systems by integrating different components through a "drag and drop" procedure. We plan to configure eVision Factory so that it will provide for efficient integration of vision systems with robotic and other industrial control systems. Components of eVision Factory will likely include:

-      Our Internet based service and support system; and
- Maintenance and support features to monitor the performance of vision systems to detect errors and to notify operators when an error has been detected.

Taking into account our current cash balance and our anticipated cash expenditures for the remainder of 2001, we are working towards releasing a final production version of the eVisionFactory program, including our Internet based service and support system, by the fourth quarter of 2001. We currently use eVision Factory as a development tool and we plan to sell certain components of the program in conjunction with our customized machine vision systems.

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

                     PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings. We settled the following legal proceedings during the first quarter of 2001.

1. CACTUS CONSULTANTS CO. LTD. V. BRAINTECH, INC .ET AL, BRITISH COLUMBIA SUPREME COURT ACTION NO. C991377

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

2. JMF MANAGEMENT INC. ET AL V. BRAINTECH, INC. ET AL, BRITISH COLUMBIA SUPREME COURT ACTION NO. C990550

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

To settle this action, we issued 400,000 common shares to JMF
Management Inc. at a deemed price of $0.25 per share on March 15, 2001. The parties have exchanged mutual releases and agreed to terminate the court proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2001, we completed a private placement of 7,600,000 shares at a price of $0.15 per share. In addition, for every two shares purchased, each purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. The shares and warrants were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

Of the 7,600,000 shares issued pursuant to this private placement, 3,300,000 shares were issued February 26, 2001 at a price of $0.15, which was equivalent to proceeds of $495,000. Another 4,300,000 shares were issued March 15, 2001 also at a price of $0.15, which was equivalent to proceeds of $645,000. We received $730,000 of the cash proceeds from this private placement prior to December 31, 2000, and included this amount as "Additional paid-in capital" in our financial statements as at December 31, 2000. We received the balance of the cash proceeds during the first quarter of 2001 and have included $300,697, net of share issue costs, as "Common stock" and "Additional paid-in capital" in our financial statements as at March 31, 2001. For the shares issued in exchange for a promissory note, as described below, we have included $100,000 as "Common stock" and "Additional paid-in capital" in our financial statements as at March 31, 2001. As of March 31, 2001 and the date of our quarterly report, we have not received payment of the promissory note. Accordingly, in our financial statements as at March 31, 2001, we have reduced our "Additional paid-in capital" in the amount of $100,000, the amount owed under the promissory note.

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

In total, during the first quarter of 2001, we issued 8,100,000 shares and 3,800,003 share purchase warrants. On May 1, 2001, under the Securities Act, we filed a pre-effective registration statement on Form S-1 to qualify the 11,900,003 shares described in this quarterly report for resale by the selling shareholders. Information about the selling shareholders that was made available to us is set out in our pre-effective registration statement. At the time of filing this quarterly report, none of the 3,800,003 share purchase warrants have been exercised nor has the effective date of our registration statement filed under the Securities Act been determined.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

INTERNET INVESTOR RELATIONS AGREEMENT

On March 1, 2001, we entered into an Internet investor relations agreement with Agora International Enterprises Corp. Agora, as a consultant, is to provide us with on-line investor communications and surveillance service. Under the agreement, Agora is responsible for complying with securities laws of the United States.

ANNUAL MEETING OF SHAREHOLDERS

Our annual meeting of shareholders will be held on June 19, 2001 at 1:00 pm (Pacific Standard time), at the Four Seasons Hotel,
791 Georgia Street, Vancouver, British Columbia for the following purposes:

-      To elect directors; and
- To transact such other business as may properly come before the meeting or any adjournment thereof.

Only shareholders of record as of the close of business on April
20, 2001 are entitled to vote at the annual meeting of shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                               EXHIBITS

Number
Exhibit

3.1(1)       Articles of Incorporation, dated February 27, 1987
3.2(1)       Articles of Amendment, dated July 14, 1998
3.3(1)       Articles of Amendment, dated June 28, 1990
3.4(1)       Articles Of Amendment of the Company, dated February 8,
             1993
3.5(1)       Articles of Amendment of the Company, dated April 6,
             1993
3.6(1)       Articles of Amendment of the Company, dated December 6,
             1993
3.7(8)       Restated Articles of Incorporation of the Company dated
             June 1, 2000
3.8(1)       By-Laws of the Company
4.1(1)       Specimen Stock Certificate
4.2(2)       1997 Stock Option Plan
4.3(2)       2000 Stock Option Plan
4.4(7)       Amended 2000 Stock Option Plan dated November 1, 2000
5.1(8)       Opinion and Consent of William M. Ziering, Attorney at
             Law dated April 25, 2001
10.1(1)      License Agreement between the Company and Willard W.
             Olson, dated January 5, 1995.
10.2(1)      Product Development Agreement between the Company and
             United Technologies Microelectronic Systems Inc., dated
             July 6, 1998.
10.3(1)      Manufacturing and Sales Agreement between the Company
             and United Technologies Microelectronic Systems Inc., dated July 6, 1998.
10.4(1)      Operating Agreement between the Company and Sideware Systems Inc., dated November 1, 1995.
10.5(4)      Cost Sharing and Allocation Agreement between the
             Company and Sideware Systems Inc.
10.6(1)      Assignment of Lease and Modification of Lease Agreement
             dated August 17, 1998 between HOOPP Realty Inc.,
             Techwest Management Inc., Sideware Systems Inc., and
             Braintech, Inc.
10.7(4)      Software Development and License Agreement dated
             September 20, 1999 between the Company and Sideware
             Systems Inc.
10.8(4)      Lease effective as of July 1, 1999 between the
             Company, Techwest Management Inc., Sideware Systems
             Inc. and Pacific Centre Leaseholds Ltd.
10.9(4)      Assignment Agreement effective as of July 1, 1999
             between the Company, Techwest Management Inc.,
             Sideware Systems Inc., and SJM Management Ltd.
10.10(4)     Agreement between the Company, Mercator Robotec Inc.
             and Satisfied Brake Products Inc.
10.11(5)     Alliance Agreement dated March 26, 2000 between the
             Company and ABB Flexible Automation.
10.12(6)     Sublease and Consent to Lease between MGI International
             Marine Safety Solutions Inc., Techwest Management Inc.
             and HOOPP Realty Inc., and Offer to Lease
10.13(6)     Letter agreement with Sideware Systems Inc. dated
             November 1, 2000
10.14(7)     Bluetooth Specification Early Adopters Agreement
             between IBM and the Company dated December 15, 2000
10.15(7)     Support and Equipment Lease Agreement between Tactel AB
             and the Company dated December 19, 2000

10.16(7)     Assignment Agreement between Pacific Centre Leaseholds
             Ltd., Techwest Management Inc., Sideware Systems Inc.
             and the Company dated January 1, 2001
10.17(7)     Mutual Release and Settlement Agreement between Manfred
             Kurschner, JMF Management Inc, Techwest Management Inc.
             and the Company dated February 1, 2001
10.18(7)     Agreement between Axis Communications Inc. and the
             Company dated January 29, 2001
10.19(7)     Agreement for Escrow of Share Certificate & Promissory
             Note between Edward White and the Company dated
             February 27, 2001
10.20        Internet Investor Relations Agreement between Agora
             International Enterprises Corp. and the Company
             dated March 1, 2001
11.1         Computation of net loss per share
21.1(1)      Subsidiaries of the Registrant
23.1(8)      Consent of KPMG, LLP dated April 30, 2001
99.1         Condensed Consolidated Financial Statements for the
             three-months ended March 31, 2001 and 2000 (Unaudited)

   (1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
   (2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
   (3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
   (4) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 1999 filed November 15, 1999.
   (5) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.
   (6) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 2000 dated November 9, 2000.
   (7) Exhibit already on file - exhibit to our Form-10-KSB covering the fiscal year ended December 31, 2000 dated
         March 29, 2001.
   (8) Exhibit already on file - exhibit to our pre-effective Form S-1 registration statement filed May 1, 2001.

We did not file any reports on Form 8-K during the quarter ended
March 31, 2001.

                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: May 15, 2001                    BrainTech, Inc.

                                       "W. Grant Sutherland"

                                       By: W. Grant Sutherland
                                       Chairman of the Board of
                                       Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                       Title                        Date


"Owen L.J. Jones"       Chief Executive Officer,           May 15, 2001
-----------------       President, and Director
Owen L.J. Jones         (Principal Executive Officer)


"W. Grant Sutherland"   Chairman of the Board,             May 15, 2001
---------------------   Director
W. Grant Sutherland


"Edward A. White"       Chief Financial Officer,           May 15, 2001
-----------------       Director
Edward A. White         (Principal Financial and
                         Accounting Officer)