Form 10KSB/A
period 2000-12-31
BRAINTECH INC/BC
filed 2001-07-05
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB/A


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


Explanatory Note

The purpose of this amendment is to amend the following item of our Annual Report on Form 10-KSB for the period ended December 31, 2000: Item 7 - Financial Statements and Supplementary Data.

This report continues to speak as of March 29, 2001, the date of our original Form 10-KSB for the year ended December 31, 2000. Any items not changed in this amendment shall be as set forth in our original Form 10-KSB dated March 29, 2001.

ITEM 7.  FINANCIAL STATEMENTS

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

Chartered Accountants

Vancouver, Canada

February 9, 2001, except for note 13
which is as of March 1, 2001

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. dollars)

December 31, 2000 and 1999


=======================================================================================
                                                              2000                 1999
---------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                         $      899,573        $     424,461
  Short-term investments                                     6,929                6,929
  Accounts receivable less allowance
     of nil (1999 - nil)                                    20,140               16,189
  Inventory                                                  3,369                3,369
  Due from related companies (note 4(a))                    14,748               13,644
Prepaid expenses                                            10,121                7,392

  -------------------------------------------------------------------------------------
                                                           954,880              471,984

Deposit on lease                                             2,297                    -

Due from directors and officers (note 4(b))                      -	         10,130

Fixed assets (note 5)                                      176,895              134,210
---------------------------------------------------------------------------------------
                                                    $    1,134,072         $    616,324
=======================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities          $      50,686           $    87,710
  Deferred revenue                                              -                21,506
  -------------------------------------------------------------------------------------
                                                           50,686               109,216

Amounts in dispute (note 8(b))                                  -               606,000
---------------------------------------------------------------------------------------
                                                           50,686               715,216

Stockholders' equity (deficit):
  Common stock (note 6):
    Authorized:  200,000,000 shares,
    with $0.001 par value
    Issued:  45,599,333 shares (1999 - 41,338,333)
    To be issued (note 8(a)):  400,000 shares
      (1999 - nil)                                         45,999                41,228
Additional paid-in capital (note 6(f))                  8,595,833             6,910,323
Deficit accumulated prior to the development stage        (58,800)              (58,800)
Deficit accumulated during the development stage	(7,499,646)          (6,991,643)
  -------------------------------------------------------------------------------------
                                                         1,083,386              (98,892)
  -------------------------------------------------------------------------------------
                                                    $    1,134,072       $      616,324
=======================================================================================


Future operations (note 2)
Contingencies (note 8)
Commitments (note 9)
Subsequent events (notes 6(g), 8 and 13)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. dollars)



==========================================================================================
                                   Period from
                                  inception on
                               January 3, 1994
                               to December 31,               Years ended December 31,
                                          2000           2000          1999           1998
------------------------------------------------------------------------------------------

Sales                             $    197,559   $    140,049   $         -   $     57,510
Cost of sales                           83,586         53,581             -         30,005
------------------------------------------------------------------------------------------
Gross margin                           113,973         86,468             -         27,505

Operating expenses:
  Consulting and contractors           736,561              -             -         24,785
  Research and development
    (note 10)                        2,592,772        435,071       579,441        752,078
  Selling, general and
    administrative (note 11)         4,050,205        691,993       650,715      1,355,710
  Loss on settlement of
    ligitation (note 8(a))             100,000        100,000             -              -
  Gain on settlement of
    litigation (note 8(b)                    -        606,000             -              -
  Loss on disposal of
    fixed assets                        26,054              -         5,918          1,888
  Write-down of investments            100,000              -             -          3,600
  Write-down of intangible
    assets                              17,189              -             -              -
  Write-down of organization
    costs                               17,431              -             -              -
  ----------------------------------------------------------------------------------------
                                     7,640,212        621,064     1,236,074      2,138,061
------------------------------------------------------------------------------------------
Operating loss                      (7,526,938)      (534,596)   (1,236,074)    (2,110,556)

Non-operating:
  Interest income                       26,593         26,593             -              -

------------------------------------------------------------------------------------------
Net loss                            $(7,499,646) $   (508,003)  $  (1,236,074) $(2,110,556)
==========================================================================================
Loss per share information:
  Basic and diluted                 $     (0.29) $      (0.01)   $      (0.03) $     (0.07)

==========================================================================================

Weighted average number of
  common shares outstanding           25,664,095   43,737,333       36,076,379  28,620,884
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

    Transactions with Sideware during the last three fiscal years have been as follows:

 (i)   Cost sharing agreement:
       The Company shares office premises and some personnel with Sideware. Prior to 1999, costs were shared equally with Sideware. In October 1999, a new agreement was made to reallocate common costs 80% to Sideware and 20% to the Company retroactive to January 1, 1999. The allocation of costs was based on the relative head count of the Company in comparison to Sideware.

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

4.	Related party balances and transactions (continued):

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

(d) 3,966,000 of the common stock issued in the first quarter resulted from the exercise of options by employees and directors of the Company at $0.20 per share.

(e) $730,000 of the proceeds from a private placement of 7,600,000 shares at $0.15 per share will be issued in 2001 when the remaining proceeds are received.

(f) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

(g) Stock options:

    The Company has reserved 7,500,000 common shares pursuant to the 1997 stock option plan and an additional 7,500,000 common shares pursuant to the 2000 stock option plan. The Company's
    Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed. Currently, the Company's policy is to issue options with an exercise price not below fair market value.

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
      ==============================================================

 (ii) Additional information regarding options outstanding as at December 31, 2000 is as follows:


=====================================================================================
                                     Outstanding                     Exercisable
                  ---------------------------------------     -----------------------
                                       Weighted
                                        average   Weighted                   Weighted
                                      remaining    average                    average
                       Number       contractual   exercise           Number  exercise
Exercise prices     of shares      life (years)      price        of shares     price
-------------------------------------------------------------------------------------
$ 0.20              2,329,000              2.35     $ 0.20        2,329,000    $ 0.20
$ 0.25              2,425,000              4.92       0.25           10,000      0.25
-------------------------------------------------------------------------------------
                    4,754,000              3.66     $ 0.23        2,339,000    $ 0.20
=====================================================================================


6.	Common stock (continued):

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

       As indicated in note 3(k), the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based
       Compensation" ("FAS 123"). Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company's net loss and net loss per share would have been as indicated below:

       ============================================================================================
                                         Period from
                                        inception on
                                     January 3, 1994
                                     to December 31,                   Years ended December 31,
                                                                       ------------------------
                                                2000              2000           1999          1998
       --------------------------------------------------------------------------------------------
        Net loss:
         As reported                   $   (7,499,646)   $    (508,003) $  (1,236,074) $ (2,110,556)
         Proforma                          (8,850,090)        (613,195)    (1,423,903)   (2,384,239)

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

       ============================================================================================

       The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

       ===============================================================

                                                Options
                                          ------------------
                                        Interest
                                            rate     Term   Volatility

       Years ended:
          December 31, 2000                 6.05%   1 yrs          70%
          December 31, 1999                 5.88%   5 yrs         120%
          December 31, 1998                 6.00%   5 yrs         156%
       ===============================================================

6.	Common stock (continued):

 (iii) Stock-based compensation (continued):

 The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2000 and 1999 are as follows:

       ==================================================================
                                       Weighted average  Weighted average
                                        exercise price	     fair value
                                          December 31,       December 31,
                                          ------------       ------------
                                          2000    1999       2000    1999
       ------------------------------------------------------------------
       Exercise price is less than
        market value on grant date       $   -  $ 0.20     $    -  $ 0.18
       Exercise price exceeds
        market value on grant date       $ 0.25   0.20       0.04    0.16
       ------------------------------------------------------------------
       Total options                     $ 0.25 $ 0.20     $ 0.04  $ 0.16
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

11. Selling, general and administrative expenses:

    Selling, general and administrative expenses are comprised of the following:

    ============================================================================================
                                      Period from
                                     inception on
                                  January 3, 1994
                                  to December 31,                      Years ended December 31,
                                                                       ------------------------
                                             2000              2000           1999          1998
    --------------------------------------------------------------------------------------------
    Compensatory benefit of
      employee stock options       $      691,100     $           -	$    2,000  $    497,100
    Salaries and benefits               1,055,160           189,159        143,865       298,430
    Marketing                             952,366           126,640        163,768       165,676
    Legal and audit                       781,172           132,237        142,781       169,257
    Rent and facilities                   307,266            55,033         33,353        86,477
    Other                                 869,141           188,924        164,948       138,770
    --------------------------------------------------------------------------------------------
                                   $    4,656,205     $     691,993	$  650,715   $ 1,355,710
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

                                                            20

                            SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 3, 2001                  BrainTech, Inc.

                                      "Grant Sutherland"

                                      By:
                                      W. Grant Sutherland
                                      Chairman of the Board of Directors