Form 10QSB/A
period 2001-03-31
BRAINTECH INC/BC
filed 2001-07-05
CIK 1015715

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A

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

Explanatory Note

The purpose of this amendment is to amend the following items of our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000: Item 1 - Financial Statements and Item 2 -
Management's Discussion and Analysis or Plan of Operation.

This report continues to speak as of May 15, 2001, the date of our original Form 10-QSB for the quarterly period ended March 31, 2001. Any items not changed in this amendment shall be as set forth in our original Form 10-QSB dated May 15, 2001.

                      PART I-FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)


====================================================================================
                                                       March 31,        December 31,
                                                            2001                2000
------------------------------------------------------------------------------------
                                                     (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                        $    812,346       $    899,573
   Short-term investments                                  6,929              6,929
   Accounts receivable less allowance                     29,445             20,140
    of nil (2000 - nil)
   Inventory                                              14,916              3,369
   Due from related companies                              6,149             14,748
   Prepaid expenses                                       13,342             10,121
   --------------------------------------------------------------------------------
                                                         883,127            954,880

Deposit on lease                                           2,297              2,297

Fixed assets                                             209,917            176,895
-----------------------------------------------------------------------------------
                                                    $  1,095,341       $  1,134,072
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities         $     92,695       $     50,686

Stockholders' equity:
   Common stock:
    Authorized:  200,000,000 shares, with
                 $0.001 par value
    Issued:  53,699,333 shares (2000 - 45,599,333)
    To be issued: nil shares (2000 - 400,000)             53,699             45,599
Additional paid-in capital                             8,907,830          8,595,233
Deficit accumulated prior to the development stage       (58,800)           (58,800)
Deficit accumulated during the development stage      (7,900,083)        (7,499,646)
------------------------------------------------------------------------------------
                                                    $  1,002,646       $  1,083,386
------------------------------------------------------------------------------------
                                                    $  1,095,341       $  1,134,072
====================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)


========================================================================================
                                            Period from
                                           inception on
                                        January 3, 1994
                                           to March 31,     Three months ended March 31,
                                                   2001           2001              2000
========================================================================================

Sales                                       $    197,559    $        -      $     69,886
Cost of sales                                    83,586              -            31,199
========================================================================================

Gross margin                                    113,973              -            38,687

Operating expenses:
   Consulting and contractors                   736,561              -                 -
   Research and development                   2,711,043        118,271           151,027
   Selling, general and administrative        4,948,388        292,183           215,512
   -------------------------------------------------------------------------------------
                                              8,395,992        410,454           366,539
   -------------------------------------------------------------------------------------

Operating loss                               (8,282,019)      (410,454)         (327,852)

Non-operating:
   Interest income                               36,610         10,017                 -
   Loss on settlement of litigation            (100,000)             -                 -
   Gain on settlement of litigation             606,000              -                 -
   Loss on disposal of fixed assets             (26,054)             -                 -
   Write-down of investments                   (100,000)             -                 -
   Write-down of intangible assets              (17,189)             -                 -
   Write-down of organization costs             (17,431)             -                 -
   -------------------------------------------------------------------------------------
                                                381,936         10,017                 -
----------------------------------------------------------------------------------------

Net loss                                    $(7,900,083)    $  (400,437)    $   (327,852)
=========================================================================================

Loss per share information:
   Basic and diluted                        $     (0.30)    $     (0.01)    $      (0.01)
=========================================================================================

Weighted average number of
   common shares outstanding:
     Basic and diluted                       26,362,196      46,162,666       42,653,926
=========================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in United States dollars)

=================================================================================================
                                                                           Deficit        Deficit
                                                                       accumulated    accumulated
                                                          Additional  prior to the     during the
                                               Common        paid-in   development    development
                                     Stock      stock        capital         stage          stage
-------------------------------------------------------------------------------------------------

Balance, January 3, 1994        17,400,000   $17,400    $  1,039,271   $  (58,800)     $        -

Net loss                                 -         -               -	        -      (1,006,716)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1994      17,400,000    17,400       1,039,271      (58,800)     (1,006,716)

Net loss                                 -         -               -            -        (748,310)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1995      17,400,000    17,400       1,039,271      (58,800)     (1,755,026)

Common stock transactions
  (net of issue costs):
  Issued for cash at
  $0.1895 per share                950,000       950         173,440            -               -
  Issued for cash at
  $0.25 per share                  733,333       733         183,167            -               -
  Issued for cash at
  $0.20 per share                3,000,000     3,000         592,500            -               -
  Shares issued for services
  rendered                       1,200,000     1,200         238,800            -               -
Net loss                                 -         -	           -            -        (959,945)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1996      23,283,333    23,283       2,227,178      (58,800)     (2,714,971)

Common stock transactions (net of
  issue costs):
  Issued for cash at
  $0.20 per share                2,000,000     2,000         396,991            -               -
  Issued for cash at
  $0.15 per share                1,000,000     1,000         148,279            -               -
  Shares issued for services
  rendered                         300,000       300          59,700            -               -
Compensatory benefit of employee
   stock options                         -         -	     200,000            -               -
Net loss                                 -         -               -            -        (930,042)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1997      26,583,333    26,583       3,032,148      (58,800)     (3,645,013)

Common stock transactions (net of
  issue costs):
  Issued for cash at
  $0.25 per share                1,600,000     1,600         398,400            -               -
  Issued for cash at
  $0.20 per share                2,188,000     2,188         435,412            -               -
  Compensatory benefit of
   employee stock options                -         -         927,800            -               -
Net loss                                 -         -               -            -      (2,110,556)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1998      30,371,333    30,371       4,793,760      (58,800)     (5,755,569)

Common stock transactions (net of
  issue costs):
  Issued for cash at
  $0.15 per share                9,800,000     9,800       1,433,950            -               -
  Issued for cash at
  $0.20 per share                  157,000       157          31,243            -               -
  Issued for cash at
  $0.60 per share                1,010,000     1,010         604,990            -               -
  Common stock subscriptions             -         -         110,270            -               -
  Subscriptions receivable               -      (110)        (65,890)           -               -
  Compensatory benefit of employee
    stock options                        -         -           2,000            -               -
Net loss                                 -         -               -            -      (1,236,074)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1999      41,338,333    41,228       6,910,323      (58,800)     (6,991,643)

Common stock issued for cash
  at $0.20 per share
  (net of share issue costs)     3,976,000     3,976         790,305            -               -
Subscriptions received in cash           -       110          65,890            -               -
Common stock issued for cash
  on subscriptions                 285,000	 285            (285)           -               -
Common stock subscriptions
  received in cash                       -         -         730,000            -               -
Common stock to be issued
  in settlement of legal claim           -         -         100,000            -               -
Net loss                                 -         -               -            -        (508,003)
--------------------------------------------------------------------------------------------------
Balance, December 31, 2000,
  carried forward               45,599,333    45,999        8,596,233      (58,800)   (7,499, 646)


BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in United States dollars)

=================================================================================================
                                                                           Deficit        Deficit
                                                                       accumulated    accumulated
                                                          Additional  prior to the     during the
                                               Common        paid-in   development    development
                                     Stock      stock        capital         stage          stage
-------------------------------------------------------------------------------------------------


Balance, December 31, 2000,
  brought foward                45,599,333   $ 45,599    $ 8,596,233    $ (58,800)   $ (7,499,646)

Common stock issued for
  promissory note                  666,667        667         99,333            -               -
Less:  Promissory note
  receivable for subscription
  of common shares (note 2)             -           -       (100,000)           -               -
Common stock issued for
  settlement of legal
  claim                            400,000        400           (400)           -               -
Common stock issued for
  cash at $0.15 per share
  (net of share issue
  costs and share
  subscriptions received
  in 2000)                       6,933,333      6,933        293,764            -               -
Shares issued for services
  rendered                         100,000        100         18,900            -               -
Net loss                                 -          -              -            -        (400,437)
--------------------------------------------------------------------------------------------------
Balance, March 31, 2001         53,699,333   $ 53,699    $ 8,907,830    $ (58,800)   $ (7,900,083)
==================================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

===================================================================================================
                                                   Period from
                                                  inception on
                                               January 3, 1994
                                                  to March 31,         Three months ended March 31,
                                                          2001                2001             2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                    $    (7,900,083)        $  (400,437)    $   (327,852)
   Items not involving cash:
     Amortization                                      163,405              31,333           14,275
     Bad debt                                           75,108                   -                -
     Loss on disposal of fixed assets                   26,054                   -                -
     Write-down of investments                         100,000                   -                -
     Write-down of intangible assets                    17,189                   -                -
     Write-down of organization costs                   17,431                   -                -
     Shares issued for services rendered                19,000              19,000                -
     Shares issued for satisfaction of legal
       claim                                           100,000                   -                -
     Compensatory benefit of employee stock
       options                                       1,129,800                   -                -
     Gain on settlement of lawsuit                    (606,000)                  -                -
   Changes in non-cash operating working capital:
     Inventory                                         (14,916)            (11,547)               -
     Accounts receivable                               (35,720)             (9,305)          (6,700)
     Prepaid expenses                                  (13,342)             (3,221)         (13,958)
     Accounts payable and accrued liabilities           99,657              42,009           (9,685)
     Deferred revenue                                        -                   -          (21,506)
   -------------------------------------------------------------------------------------------------
   Net cash used in operating activities            (6,522,417)           (332,168)        (365,426)

Cash flows from investing activities:
   Deposit on lease                                     (2,297)                  -                -
   Purchase of marketable securities                  (100,000)                  -                -
   Purchase of short-term investments                   (6,929)                  -                -
   Purchase of fixed assets                           (439,823)            (64,355)         (17,443)
   Proceeds from notes receivable                     (130,181)                  -                -
   Proceeds from disposal of real estate               306,752                   -                -
   Proceeds from disposal of fixed assets               41,506                   -                -
   ------------------------------------------------------------------------------------------------
   Net cash used in investing activities              (330,972)            (64,355)         (17,443)

Cash flows from financing activities:
   Notes receivable                                    (44,927)                  -           10,130
   Borrowings from directors and officers                7,304                   -                -
   Due (to) from related companies                     (31,994)              8,599           13,644
   Mortgages payable                                  (207,739)                  -                -
   Subscriptions receivable                                  -                   -           66,000
   Common shares issued, net of issue costs          7,698,979             300,697          792,566
   ------------------------------------------------------------------------------------------------
   Net cash provided by financing activities         7,421,623             309,296          882,340

Increase in cash and cash equivalents                  568,234             (87,227)         499,471

Cash and cash equivalents, beginning of period         244,112             899,573          431,390

Cash and cash equivalents, end of period        $      812,346         $   812,346     $    930,861
===================================================================================================

Supplemental information:
   Cash paid for interest                       $        3,797         $         -     $          -
Non-cash financing activities:
   Shares issued for services rendered                 319,000              19,000                -
   Shares issued for satisfaction of legal claim       100,000                   -                -
   Shares issued for promissory note                   100,000             100,000                -
===================================================================================================


See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended March 31, 2001 and 2000
Period from inception on January 3, 1994 to March 31, 2001

======================================================================

1.  BASIS OF PRESENTATION:

    The unaudited condensed consolidated financial statements have been prepared by Braintech, Inc. ("Braintech") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Braintech's audited consolidated financial statements and notes for the year ended December 31, 2000, as filed in its annual report on Form 10-KSB.
    The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Brainware Systems Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material intercompany balances and transactions have been eliminated.

2.  PROMISSORY NOTE:

    In conjunction with a private placement completed during the first quarter of 2001, Edward White, a director and the Chief Financial Officer of the Company, issued a promissory note in the amount of $100,000 in payment of 666,667 shares and 333,334 share purchase warrants. This note has been offset against shareholders' equity. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificate dated February 27, 2001, the share certificate and warrant certificate issued in the name of Mr. White will remain in escrow until the Company receives full payment of the $100,000 from Mr. White. The amount is due upon demand and no interest is payable on this note.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended March 31, 2001 and 2000
Period from inception on January 3, 1994 to March 31, 2001

======================================================================


3.  STOCK OPTIONS:

    A summary of the Company's stock option activity is as follows:

========================================================================
                                                                Weighted
                                           Number                average
                                        of shares         exercise price
------------------------------------------------------------------------
Balance, December 31, 2000              4,754,000         $         0.23

Options granted                           400,000                   0.25
Options exercised                               -                      -
Options cancelled/expired                       -                      -
------------------------------------------------------------------------
Balance March 31, 2001 (Unaudited)      5,154,000         $         0.23
========================================================================

Of those outstanding at March 31, 2000, 2,339,000 are exercisable
(2000 - 2,339,000).


4.  SHARE PURCHASE WARRANTS:

    During the first quarter of 2001, the Company completed a private placement of 7,600,000 shares at a price of $0.15 per share. In conjunction with this private placement, the Company issued 3,800,003 share purchase warrants (each purchaser received one share purchase warrant for each two shares purchased). Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. The 3,800,003 share purchase warrants were the only warrants outstanding as at March 31, 2001. There were no cancellations or expirations during the period.

5.  COMMITMENTS:

    The Company has obligations under operating lease arrangements which require the following minimum annual payments:

==================================================================
   2001                                                $    36,575
   2002                                                      6,617
------------------------------------------------------------------
                                                       $    43,192
==================================================================

6.  SUBSEQUENT EVENTS:

    Subsequent to March 31, 2001, the Company granted an additional 150,000 stock options at an exercise price of $0.25 and 125,000 stock options were cancelled on termination of employment. The Company's stock option plan specifies that an optionee may exercise vested options up to 30 days subsequent to termination. However, none of the terminated employee's options had vested and therefore none are eligible for exercise.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 3, 2001                    BrainTech, Inc.

                                       "W. Grant Sutherland"

                                       By: W. Grant Sutherland
                                       Chairman of the Board of
                                       Directors