Form 10QSB
period 2001-06-30
BRAINTECH INC/BC
filed 2001-08-14
CIK 1015715

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001
                               --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT

             For the transition period from
                                            ----------

                           BRAINTECH, INC.
  (Exact name of small business issuer as specified in its charter)

    Nevada                                           98-0168932
    ------                ------------                ----------
(State or other       (Commission File No.)         (I.R.S. Employee
jurisdiction of                                     Identification No.)
incorporation)

                     930 West 1st Street, #102
                   North Vancouver, British Columbia
                           Canada V7P 3N4
                              -------
                (address of principal executive offices)

                Issuer's telephone number:  (604) 988-6440


         Securities registered pursuant to section 12(b) of the Act
         ----------------------------------------------------------

                                  None


         Securities registered pursuant to section 12(g) of the Act
         ----------------------------------------------------------

                       Common Stock, $0.001 par value

                             (Title of class)

                                  (ii)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
56,472,856 common shares with par value of $0.001 as of August 10, 2001.

Transitional Small Business Disclosure Format (check one):
Yes [] No [x].

                       Index to Exhibits on page 16

                           Table of Contents

PART I.   FINANCIAL INFORMATION..................................1
Item 1.      Financial Statements...............................10
Item 2.      Management's Discussion and Analysis or Plan of
             Operation..........................................15
Item 3.      Quantitative and Qualitative Disclsoure about
             March Risk.........................................16
Part II   OTHER INFORMATION.....................................16
Item 1.      Legal Proceedings..................................16
Item 2.      Changes in Securities and Use of Proceeds..........16
Item 3.      Defaults Upon Senior Securities....................16
Item 4.      Submission of Matters to a Vote of Security
             Holders............................................16
Item 5.      Other Matters    ..................................16
Item 6.      Exhibits and Reports on Form 8-K...................16


                                 (iii)

                      PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Condensed
Consolidated Financial Statements and are set forth herein.

(i) Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the period from inception on January 3, 1994 to June 30, 2001 and for the three and six month periods ended June 30, 2000 and 2001;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the period from inception on January 3, 1994 to June 30, 2001;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the period from inception on January 3, 1994 to June 30, 2001 and for the six month periods ended June 30, 2000 and 2001; and

(v)   Condensed notes to Consolidated Financial Statements (unaudited).

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(unauditrd)
(Expressed in United States dollars)


====================================================================================
                                                        June 30,        December 31,
                                                            2001                2000
------------------------------------------------------------------------------------
                                                     (Unaudited)        (unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                        $    577,954       $    899,573
   Short-term investments                                  6,857              6,929
   Accounts receivable less allowance                     67,840             20,140
    of nil (2000 - nil)
   Inventory                                              27,420              3,369
   Due from related companies                              6,399             14,748
   Prepaid expenses                                       15,051             10,121
   --------------------------------------------------------------------------------
                                                         701,521            954,880

Deposit on lease                                           2,297              2,297

Fixed assets                                             188,148            176,895
-----------------------------------------------------------------------------------
                                                    $    891,966       $  1,134,072
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities         $    108,176       $     50,686

Stockholders' equity:
   Common stock:
    Authorized:  200,000,000 shares, with
    $0.001 par value                                      56,473             45,599
Additional paid-in capital                             9,221,084          8,596,233
Deficit accumulated prior to the development stage       (58,800)           (58,800)
Deficit accumulated during the development stage      (8,434,967)        (7,499,646)
------------------------------------------------------------------------------------
                                                    $    783,790       $  1,083,386
------------------------------------------------------------------------------------
                                                    $    891,966       $  1,134,072
====================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)


======================================================================================================
                                    Period from
                                   inception on
                                January 3, 1994       Six months ended          Three months ended
                                    to June 30,           June 30,                    June 30,
                                           2001      2001         2000           2001          2000
======================================================================================================

Sales                           $  222,361       $ 24,802     $ 77,173       $ 24,802       $  7,287
Cost of sales                       91,061          7,475       34,452          7,475          3,253
======================================================================================================

Gross margin                       131,300         17,327       42,721         17,327          4,034

Operating expenses:
   Consulting and contractors      736,561               -           -              -              -
   Research and development      2,796,611         203,839     290,660         85,567        139,633
   Selling, general and
   administrative                5,411,837         755,632     423,811        463,450        191,298
   Loss on settlement of
   litigation                      100,000               -           -              -              -
   Gain on settlement of
   litigation                     (606,000)              -           -              -              -
   Loss on disposal of fixed
   assets                           34,534           8,480           -          8,480              -
   Write-down of investments       100,000               -           -              -              -
   Write-down of short term
   investments                          72              72           -             72              -
   Write-down of intangible
   assets                           17,189               -           -              -              -
   Write-down of organization
   costs                            17,431               -           -              -              -
   ----------------------------------------------------------------------------------------------------
                                 8,608,235         968,023     714,471        557,569        330,931
-------------------------------------------------------------------------------------------------------

Operating loss                  (8,476,935)       (950,696)   (671,750)      (540,242)      (326,897)

Non-operting
   Interest income                  41,968          15,375      17,001          5,358              -
-------------------------------------------------------------------------------------------------------
Net loss for the period         (8,434,967)       (935,321)   (654,749)      (534,884)      (326,897)
=======================================================================================================

Loss per share information:
   Basic and diluted              $ (0.31)         $ (0.02)    $ (0.01)       $ (0.01)        $(0.01)
=======================================================================================================

Weighted average number of
   common shares outstanding:  27,224,969       49,268,805   43,373,415     53,821,246     45,593,728
     Basic and diluted
========================================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in United States dollars)

==================================================================================================================
                                                                           Deficit        Deficit
                                                                       accumulated    accumulated            Total
                                                          Additional  prior to the     during the    stockholders'
                                               Common        paid-in   development    development           Equity
                                     Stock      stock        capital         stage          stage        (deficit)
------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1994        17,400,000   $17,400    $  1,039,271   $  (58,800)     $        -     $   997,871

Loss for the period                      -         -               -	        -      (1,006,716)     (1,006,716)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994      17,400,000    17,400       1,039,271      (58,800)     (1,006,716)         (8,845)

Loss for the period                      -         -               -            -        (748,310)       (748,310)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995      17,400,000    17,400       1,039,271      (58,800)     (1,755,026)       (757,155)

Common stock transactions
  (net of issue costs):
  Issued for cash at
  $0.1895 per share                950,000       950         173,440            -               -        174,390
  Issued for cash at
  $0.25 per share                  733,333       733         183,167            -               -        183,900
  Issued for cash at
  $0.20 per share                3,000,000     3,000         592,500            -               -        595,500
  Shares issued for services
  rendered                       1,200,000     1,200         238,800            -               -        240,000
Loss for the period                      -         -	           -            -        (959,945)      (959,945)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      23,283,333    23,283       2,227,178      (58,800)     (2,714,971)      (523,310)

Common stock transactions (net of
  issue costs):
  Issued for cash at
  $0.20 per share                2,000,000     2,000         396,991            -               -        398,991
  Issued for cash at
  $0.15 per share                1,000,000     1,000         148,279            -               -        149,279
  Shares issued for services
  rendered                         300,000       300          59,700            -               -         60,000
Compensatory benefit of employee
   stock options                         -         -	     200,000            -               -        200,000
Loss for the period                      -         -               -            -        (930,042)      (930,042)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      26,583,333    26,583       3,032,148      (58,800)     (3,645,013)      (645,082)

Common stock transactions (net of
  issue costs):
  Issued for cash at
  $0.25 per share                1,600,000     1,600         398,400            -               -        400,000
  Issued for cash at
  $0.20 per share                2,188,000     2,188         435,412            -               -        437,600
  Compensatory benefit of
   employee stock options                -         -         927,800            -               -        927,800
Loss for the period                      -         -               -            -      (2,110,556)    (2,110,556)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      30,371,333    30,371       4,793,760      (58,800)     (5,755,569)      (990,238)

Common stock transactions (net of
  issue costs):
  Issued for cash at
  $0.15 per share                9,800,000     9,800       1,433,950            -               -      1,443,750
  Issued for cash at
  $0.20 per share                  157,000       157          31,243            -               -         31,400
  Issued for cash at
  $0.60 per share                1,010,000     1,010         604,990            -               -        606,000
  Common stock subscriptions             -         -         110,270            -               -        110,270
  Subscriptions receivable               -      (110)        (65,890)           -               -        (66,000)
  Compensatory benefit of employee
    stock options                        -         -           2,000            -               -          2,000
Loss for the period                      -         -               -            -      (1,236,074)    (1,236,074)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      41,338,333    41,228       6,910,323      (58,800)     (6,991,643)       (98,892)
carried forward


BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in United States dollars)

================================================================================================================
                                                                           Deficit        Deficit          Total
                                      Common stock                     accumulated    accumulated  Stockholders'
                                 -------------------      Additional  prior to the     during the         Equity
                                 Number of                   paid-in   development    development      (deficit)
                                    Shares    Amount         capital         stage          stage
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000,
  carried forward               41,338,333  $ 41,228      $ 6,910,323   $ (58,800)  $  (6,991,643)  $   (98,892)

Common stock issued for cash
  at $0.20 per share
  (net of share issue costs)     3,976,000     3,976         790,305            -               -       794,281
Subscriptions received in cash           -       110          65,890            -               -        66,000
Common stock issued for cash
  on subscriptions                 285,000	 285            (285)           -               -             -
Common stock subscriptions
  received in cash                       -         -         730,000            -               -       730,000
Common stock to be issued
  in settlement of legal claim           -         -         100,000            -               -       100,000
Net loss                                 -         -               -            -        (508,003)     (508,003)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000,     45,599,333    45,599       8,596,233      (58,800)     (7,499,646)    1,083,386

Common stock issued for
  promissory note                1,333,334      1,334       198,666            -                -       200,000
Less:  Promissory note
  receivable for subscription
  of common shares (note 2)              -          -      (200,000)           -                -      (200,000)
Common stock issued for
  settlement of legal
  claim                            400,000        400          (400)           -                -             -
Common stock issued for
  cash at $0.15 per share
  (net of share issue
  costs and share
  subscriptions received
  in 2000)                       9,040,189      9,040        607,685           -                -       616,725
Shares issued for services
  rendered                         100,000        100         18,900           -                -        19,000
Loss for the period                      -          -              -            -        (935,321)     (935,321)
------------------------------------------------------------------------------------------------------------------
Balance, June 20, 2001          56,472,856   $ 56,473    $ 9,221,084    $ (58,800)   $ (8,434,967)    $ 783,790


==================================================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)


==============================================================================================
                                               Period from
                                              inception on
                                           January 3, 1994           Six months ended
                                               to June 30,                June 30,
                                                      2001            2001          2000
==============================================================================================
Cash flows from operating activities:
   Loss for the period                      $  (8,434,967)    $  (935,321)    $ (654,749)
   Items not involving cash:
     Amortization                                  194,164         62,092         28,981
     Bad debt                                       75,108              -          2,126
     Loss on disposal of fixed assets               34,534          8,480              -
     Write-down of investments                     100,000              -              -
     Write-down on short-term Investments               72             72              -
     Write-down of Intangible Assets                17,189              -              -
     Write-down of organization costs               17,431              -              -
     Shares issued for services rendered           319,000         19,000              -
     Shares issued for satisfaction of legal
     claim                                         100,000              -              -
     Compensatory benefit of employee stock
     options                                     1,129,800              -              -
     Gain on settlement of lawsuit                (606,000)             -              -
   Changes in non-cash operating working
   capital:
     Inventory                                     (27,420)       (24,051)             -
     Accounts receivable                           (74,115)       (47,700)        (7,379)
     Prepaid expenses                              (15,051)        (4,930)        (8,476)
     Accounts payable and accrued liabilities      115,138         57,490          3,324
     Deferred revenue                                    -                   -   (21,506)
   ------------------------------------------------------------------------------------------
   Net cash used in operating activities        (7,055,117)      (864,868)      (657,679)

   Cash flows from investing activities:
     Purchase of marketable securities            (100,000)             -              -
     Purchase of fixed assets                     (457,293)       (81,825)       (28,242)
     Purchase of Short-term investments             (6,929)
     Proceeds from notes receivable               (130,181)             -              -
     Proceeds from disposal of real estate         306,752              -              -
     Proceeds from disposal of fixed assets         41,506              -              -
     Deposit on lease                               (2,297)             -         (2,297)
   ------------------------------------------------------------------------------------------
   Net cash used in investing activities          (348,442)       (81,825)       (30,539)

Cash flows from financing activities:
   Notes receivable                                 55,073              -         10,130
   Loans to directors and officer                    7,304              -        (36,131)
   Due to (from) related companies                 (32,244)         8,349         13,644
   Mortgages payable                              (207,739)             -              -
   Subscriptions receivable                              -              -         66,000
   Common shares issued, net of issue costs      7,915,007        616,725        793,566
   ------------------------------------------------------------------------------------------
   Net cash provided by financing activities     7,737,401        625,074        847,209

Increase in cash and cash equivalents              333,842       (321,619)       158,991

Cash and cash equivalents, beginning of period     244,112        899,573        431,390

Cash and cash equivalents, end of period        $  577,954      $ 577,954     $  590,381
=============================================================================================

Supplemental information:
   Cash paid for interest                       $    3,797      $       -     $        -
   Cash paid for taxes                                   -              -              -
Non-cash financing activities:
   Shares issued for services rendered             319,000         19,000              -
   Shares issued for promissory notes              200,000        200,000              -
   Shares issued for satisfaction of legal claim   100,000              -              -
=============================================================================================


See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended June 30, 2001 and 2000
Period from inception on January 3, 1994 to June 30, 2001

======================================================================


1.  DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS:

    Braintech, Inc. (the "Company") is a high tech development company, developing advanced video recognition software. All sales of its products and services are made in this industry segment.

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

    Based on its current financial position, the Company believes that its present cash resources will be sufficient to pay ongoing cash operating expenses until approximately the end of October 2001. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of the third quarter of 2001, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  BASIS OF PRESENTATION:

    These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended March 31, 2001 and 2000
Period from inception on January 3, 1994 to March 31, 2001

======================================================================

2.  BASIS OF PRESENTATION (CONTINUED):

    These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Brainware Systems Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material intercompany balances and transactions have been eliminated.

3.  PROMISSORY NOTES:

    In conjunction with a private placement completed during the first quarter of 2001, a director and Chief Financial Officer of the Company issued a promissory note in the amount of $100,000 in payment for 666,667 common shares and 333,334 common share purchase warrants. This note receivable has been recorded as a deduction from stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand and unsecured, and no interest is payable on this note.

    In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company issued a promissory note in the amount of $100,000 in payment for 666,667 common shares and 333,334 common share purchase warrants. This note receivable has been recorded as a deduction from stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand and unsecured, and no interest is payable on this note.

4.  STOCK OPTIONS:

    A summary of the Company's stock option activity is as follows:

========================================================================
                                                                Weighted
                                           Number                average
                                        of shares         exercise price
------------------------------------------------------------------------
Balance, December 31, 2000              4,754,000         $         0.23

Options granted                           925,000                   0.25
Options exercised                               -                      -
Options cancelled/expired                (175,000)                  0.25
------------------------------------------------------------------------
Balance March 31, 2001 (Unaudited)      5,504,000         $         0.23
========================================================================

Of those outstanding at June 30, 2000, 3,019,000 are exercisable
(2000 - 2,329,000).

5.  SHARE PURCHASE WARRANTS:

    During the six months ended June 30, 2001, the Company completed a private placement of 10,373,523 shares at a price of $0.15 per share. In conjunction with this private placement, the Company issued 5,186,766 share purchase warrants (each purchaser received one share purchase warrant for each two shares purchased). Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. The 5,186,766 share purchase warrants were the only warrants outstanding as at June 30, 2001. There were no cancellations or expirations during the period.

6.  COMMITMENTS:

    The Company has obligations under operating lease arrangements which require the following minimum annual payments:

==================================================================
   2001                                                $    79,888
   2002                                                    121,282
------------------------------------------------------------------
                                                       $   201,170
==================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
         OPERATION

OVERVIEW

Braintech, Inc. was incorporated in 1987. Since the first quarter of 1994, our principal business has been the development of automated vision systems and hardware and software products used in automated vision systems. Our custom machine vision systems are suitable for both product inspection and location analysis applications.

We are also developing eVisionFactory, a computer program for use in building and supporting machine vision systems.
eVisionFactory includes software which links together the different software components used in a machine vision system. eVisionFactory also includes an Internet based service and support system which can be used to provide technical support through the Internet to purchasers of our machine vision systems. The Internet based service and support system can also be adapted to provide technical support to companies operating other types of industrial machinery and manufacturing systems.

As of June 30, 2001 we have incurred an aggregate deficit of approximately $8.4 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to June 30, 2001, in the amount of $222,361.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTH
PERIOD ENDED JUNE 30, 2000

During the six month period ended June 30, 2001, we recorded revenue from operations of $24,802. We received this amount from ABB Flexible Automation for a vision system used in the manufacture of plastic fuel tanks.

Cost of sales for the six month period ended June 30, 2001 were $7,475. This amount consisted of equipment used in, and installation costs relating to, the fuel tank project.

Revenue from operations for the six month period ended June 30, 2000 was $77,173. This amount included:

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

Research and development expenses for the six month period ended June 30, 2001 were $203,839, compared with $290,660 for the six month period ended June 30, 2000. The decrease resulted principally from the elimination of payments to North Shore Circuit Design. During the six month period ended June 30, 2000 we paid approximately $77,000 to North Shore Circuit Design for work on the IMPAC accelerator board. During 2001 we ceased work on the IMPAC accelerator board, in order to concentrate our efforts on developing our relationship with ABB. As a result, payments to North Shore Circuit design have ceased.

Selling, general, and administrative expenses increased from $423,811 for the six month period ended June 30, 2000 to $755,632 for the six month period ended June 30, 2001. Several factors contributed to the increase. The principal factors were as follows:

(a) General and administrative salaries increased from approximately $81,600 to approximately $287,000, due to the hiring of approximately 9 additional general and administrative employees during the first half of 2001.
(b) Amortization expenses increased from $28,981 to $62,092, principally as a result of amortization charges in respect of approximately $82,800 in additional capital assets purchased during the first half of 2001.
(c) Legal expenses increased from $81,587 to $118,724, principally due to the cost of filing a registration statement under the Securities Act of 1933.
(d) Filing and transfer fees decreased from $21,624 to $3,203. During the six month period ended June 30, 2000 we incurred filing fees of approximately $9,000 for the filing of a registration statement under the Securities Act of 1933.
(e) During the six month period ended June 30, 2000 we incurred a foreign exchange loss of $10,771. The comparative figure for 2001 was $1,035. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.

(f) During the six month period ended June 30, 2001, we paid $9,755 for public relations services. There were no similar payments during the six month period ended June 30, 2000.
(g) Travel and trade show expenses increased from $9,170 to $52,437, principally as a result of attending the International Robots & Vision Show in Chicago in June 2001

THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THE THREE
MONTH PERIOD ENDED JUNE 30, 2000

During the three month period ended June 30, 2001, we recorded revenue from operations of $24,802. We received this amount from ABB Flexible Automation for a vision system used in the manufacture of plastic fuel tanks.

Cost of sales for the three month period ended June 30, 2001 were $7,475. This amount consisted of equipment used in, and installation costs relating to, the fuel tank project.

Revenue from operations for the three month period ended June 30, 2000 was $7,287. This amount was received as the final payment for the brake shoe sorting and inspection system for Satisfied
Brake Products Inc.

Cost of sales for the three month period ended June 30, 2000 were $3,253. This amount consisted of equipment for our transmission casing inspection project with ABB.

Research and development expenses for the three month period ended June 30, 2001 were $85,567, compared with $139,633 for the three month period ended June 30, 2000. The decrease resulted principally from the elimination of payments to North Shore Circuit Design. During the month period ended June 30, 2000 we paid approximately $24,000 to North Shore Circuit Design for work on the IMPAC accelerator board. During 2001 we ceased work on the IMPAC accelerator board, in order to concentrate our efforts on developing our relationship with ABB. As a result, payments to North Shore Circuit design have ceased.

Selling, general, and administrative expenses increased from $191,298 for the three month period ended June 30, 2000 to $463,450 for the three month period ended June 30, 2001. Several factors contributed to the increase. The principal factors were as follows:

(a) General and administrative salaries increased from approximately $40,000 to approximately $194,000, due to the hiring of approximately 9 additional general and administrative employees during the first half of 2001.
(b) Amortization expenses increased from $28,981 to $62,092, principally as a result of amortization charges in respect of approximately $82,800 in additional capital assets purchased during the first half of 2001.
(c) Legal expenses increased from $25,187 to $71,544, principally due to the cost of filing a registration statement under the Securities Act of 1933.

(d) Travel and trade show expenses increased from $2,470 to $50,820, principally as a result of attending the International Robots & Vision Show in Chicago in June 2001.

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

On June 29, 2001 we completed a private placement of 2,773,523 common shares at a price of $0.15 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. Net proceeds from the private placement were approximately $410,000.

As of August 10, 2001, inclusive of the private placement proceeds described above, our cash balance is approximately
$425,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $160,000 per month. We base this estimate on the following data:

  - As at August 10, 2001, we have 25 employees, including contractors. Our salary costs are approximately $95,000 per month.
  - For the six-month period ended June 30, 2001 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $55,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will be approximately $60,000 per month for the balance of 2001, as our rent expenses have increased with our move into larger premises.
  - During the year ended December 31, 1999 we paid $204,800, allocated to "Research and development", to North Shore
    Circuit Design for work on the IMPAC accelerator board.
    During the year ended December 31, 2000 we paid $87,751 to North Shore Circuit Design. We do not anticipate using the services of North Shore Circuit Design during 2001.
  - During the year ended December 31, 2000 we incurred capital expenditures of approximately $136,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2000 and June 30, 2001, we incurred capital expenditures of approximately $80,000, principally for leasehold improvements, furniture and fixtures, computer equipment, and computer software related to the expansion of our staff. During the period from July 1, 2001 to August 10, 2001 we incurred capital expenditures of approximately $25,000 relating to our move into larger premises. We do not expect to incur significant capital expenditures during the remainder of 2001 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period August 15, 2001 to October 31, 2001, will be approximately $400,000. Accordingly, at our current level of operation, our existing cash balances should be sufficient to pay our anticipated cash expenditures to approximately October 31, 2001. To continue as a going concern, we will either have to raise additional capital or begin to generate substantial sales revenue. If we cannot do either by the end of the third quarter of 2001, we face the risk that our business will fail.

PLAN OF OPERATION

Our first priority during the balance of 2001 is to build upon our relationship with ABB for the purpose of becoming a principal supplier of vision systems to ABB and its customers. If we are able to obtain additional contracts for the design and installation of our custom machine vision systems through ABB, we believe we could generate sufficient sales revenue to achieve positive cash flow.

We are taking the following steps to secure additional contracts with ABB.

  - We have hired a sales representative in the Province of Ontario, Canada, where the Canadian automotive manufacturing industry is concentrated. Our Ontario sales representative provides support to ABB sales representatives in Ontario, through presentations to potential customers of industrial robotic systems incorporating machine vision.
  - We have installed a demonstration unit in the ABB plant in Brampton, Ontario for purposes of displaying our robotic vision technology to ABB's customers.
  - We provide proposals to ABB for machine vision components for robotic systems being sold to ABB customers. As of August 10, 2001 we have ten proposals outstanding; and
  - We have begun negotiations with ABB's US subsidiary to establish an alliance similar to the one we have with ABB's Canadian subsidiary. If we are able to conclude an agreement with the US company, we plan to hire a second sales representative, to be based in the north-eastern United States, to support ABB sales representatives in that area.

Our second priority during the balance of 2001 is to continue the development of eVisionFactory, including our Internet based service and support system. We expect to release a final production version of the eVisionFactory program, including the Internet based service and support system, in the fourth quarter of 2001.

There is no assurance that our plan of operation will succeed.
We have no assurance of when, if ever, we will secure further contracts for the sale of machine vision systems. In addition, we have no assurance that we will be able to complete development of the eVisionFactory program, or that we will be able to obtain new contracts, or generate sales revenue, through use of that program.

NEW PREMISES

Effective July 15, 2001 we will be returning to office premises which we occupied previously at Unit 102, 930 West 1st Street, North Vancouver, B.C. From May 1995 to March 2001, we shared those premises with Sideware Systems Inc. In June 2001, Sideware vacated the premises, and entered into an agreement to sub-let a portion of the premises to a third party. We will occupy the remainder of the premises, consisting of approximately 9,800 square feet. The annual rent for our portion of the premises will be approximately $92,000 per year. In addition, we will be responsible for costs relating to property taxes and common area maintenance, totalling approximately $26,000 per year. The term of the lease expires August 31, 2003.

The lease for the premises at Unit 102, 930 West 1st Street is in the name of TechWest Management Inc. The lease was made at a time when we shared the premises with Sideware Systems Inc., and we signed the lease as a co-covenantor, along with TechWest and Sideware. As co-covenantor on the original lease, we could also be legally responsible for rent relating to the portion of the premises which has been let to a third party, if Sideware Systems Inc. and the sub-tenant both fail to pay that rent. The additional rent for which we could be liable totals approximately $64,000 per year, inclusive of operating costs.

We also continue to use a portion of the premises at Suite 1600-
777 Dunsmuir Street, Vancouver, B.C. V7Y 1K4, Canada, for which
Sideware holds the lease. Our current payments for these premises are approximately $450 per month, but we are not a party to the lease.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As at June 30, 2001 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in the financial statements included in this Form 10-QSB. The fair value of all financial instruments as at June 30, 2001 approximate their carrying values.

To June 30, 2001, substantially all revenues and the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On June 29, 2001, we issued 2,773,523 common shares at a price of $0.15 per share to Judy Jones, James Meyers and Babak Habibi pursuant to a private placement. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. The shares and warrants were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act. Ms. Jones is the wife of Owen Jones, our Chief Executive Officer and one of our directors. Mr. Habibi is our President and one of our directors.

Mr. Habibi is our President and one of our directors. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our annual shareholders' meeting on June 19, 2001.  Owen L.
J. Jones, W. Grant Sutherland, James L. Speros and Edward A.
White were elected as directors of the Company. On June 19, 2001, the board of directors also appointed Babak Habibi as a director and President of Braintech, Inc.

ITEM 5.	OTHER MATTERS

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

During the period covered by this quarterly report we did not file any reports on Form 8-K. On July 11, 2001, we filed a report on Form 8-K concerning the appointment of Babak Habibi as a director and the President of Braintech, Inc.


INDEX TO EXHIBITS

EXHIBITS  NUMBERS      EXHIBITS

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

3.3(1)                 Articles of Amendment, dated June 28, 1990

3.4(1)                 Articles Of Amendment of the Company, dated February 8,
                       1993

3.5(1)                 Articles of Amendment of the Company, dated April 6,
                       1993

3.6(1)                 Articles of Amendment of the Company, dated December 6,
                       1993

3.7                    Restated Articles of Incorporation of the Company dated
                       June 1, 2000

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

10.18(7)               Agreement between Axis Communications Inc. and the
                       Company dated January 29, 2001

10.19(7)               Agreement for Escrow of Share Certificate & Promissory
                       Note between Edward White and the Company dated
                       February 27, 2001

10.20(8)               Agreement for Escrow of Share Certificate & Promissory
                       Note between Babak Habibi and the Company dated June
                       26, 2001

11.1                   Computation of net loss per share

21.1(1)                Subsidiaries of the Registrant


(1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
(4) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 1999 filed November 15, 1999.
(5) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.
(6) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 2000 dated November 9, 2000.
(7) Exhibit already on file - exhibit to our Form-10-KSB covering the fiscal year ended December 31, 2000 dated March
    29, 2001.
(8) Exhibit already on file. - exhibit to our Form S-1/A registration statement filed July 3, 2001.

                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: August 13, 2001                 BrainTech, Inc.

                                       "Owen L.J. Jones"

                                       By: Owen L. J. Jones
                                       Director
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                       Title                        Date


"Owen L.J. Jones"       Chief Executive Officer,          August 13, 2001
-----------------       Director
Owen L.J. Jones         (Principal Executive Officer)


"Babak Habibi"          President and Director            August 13, 2001
---------------------
Babak Habibi


"Edward A. White"       Chief Financial Officer,          August 13, 2001
-----------------       Director
Edward A. White         (Principal Financial and
                         Accounting Officer)