Form 10-Q
period 2001-09-30
BRAINTECH INC/BC
filed 2001-11-14
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-QSB


[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                      For the transition period from


                               BRAINTECH, INC.
              (Exact name of Registrant as specified in its charter)


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

                       Common Stock, $0.001 par value

                             (Title of class)

                                  (ii)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
56,793,311 Common shares with par value of $0.001 as at November 13, 2001.

Transitional Small Business Disclosure Format (check one):
Yes [] No [x].

                       Index to Exhibits on page 18

                                Braintech, Inc.
                                Form 10-QSB
                               TABLE OF CONTENTS
                                                         Page


PART I.   FINANCIAL INFORMATION..................................1

Item 1.      Financial Statements...............................10
Item 2.      Management's Discussion and Analysis or Plan of
             Operation..........................................11
Item 3.      Quantitative and Qualitative Disclsoure about
             March Risk.........................................17

Part II   OTHER INFORMATION

Item 1.      Legal Proceedings..................................18
Item 2.      Changes in Securities and Use of Proceeds..........18
Item 3.      Defaults Upon Senior Securities....................18
Item 4.      Submission of Matters to a Vote of Security
             Holders............................................18
Item 5.      Other Matters    ..................................18
Item 6.      Exhibits and Reports on Form 8-K...................18

                                    (iii)

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items are contained in our Condensed
Consolidated Financial Statements and are set forth herein.

(i) Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the period from inception on January 3, 1994 to September 30, 2001 and for the three and nine month periods ended September 30, 2000 and 2001;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the period from inception on January 3, 1994 to September 30, 2001;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the period from inception on January 3, 1994 to September 30, 2001 and for the nine month periods ended September 30, 2000 and 2001; and

(v)   Condensed notes to Consolidated Financial Statements (unaudited).

 PAGE>

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(unauditrd)
(Expressed in United States dollars)


====================================================================================
                                                      September 30,     December 31,
                                                               2001             2000
------------------------------------------------------------------------------------
                                                     (Unaudited)        (audited)

ASSETS

Current assets:
   Cash and cash equivalents                        $    168,721       $    899,573
   Short-term investments                                      -              6,929
   Accounts receivable                                    69,736              6,878
   Inventory                                              29,479              3,369
   Due from related companies                             13,262             28,010
   Prepaid expenses                                       30,517             10,121
   ----------------------------------------------------------------------------------
                                                         311,715            954,880

Deposit on lease                                               -              2,297

Fixed assets                                              198,765           176,895
-------------------------------------------------------------------------------------
                                                     $    510,480     $   1,134,072

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities          $     97,804     $      50,686
   Due to related company                                   6,816                 -
   ----------------------------------------------------------------------------------
                                                          104,620            50,686

Stockholders' equity:
   Common stock
     Authorized: 200,000,000 shares, with $0.001
     par value
     Issued: 56,793,311 shares (2000 - 45,599,333)
     To be issued:  nil shares (2000 - 400,000)	           56,793            45,599
   Additional paid-in capital                           9,892,124         9,202,233
   Deficit accumulated prior to the development
   stage                                                  (58,800)          (58,800)
   Deficit accumulated during the development
   stage                                               (9,484,257)       (8,105,646)
   ----------------------------------------------------------------------------------
                                                          405,860         1,083,386
-------------------------------------------------------------------------------------

                                                     $    510,480     $   1,134,072
====================================================================================

Subsequent events (note 8)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

======================================================================================================
                                    Period from
                                   inception on
                                January 3, 1994      Nine months ended          Three months ended
                                    to June 30,         September 30,               September 30,
                                           2001      2001         2000           2001          2000
======================================================================================================

Sales                           $  245,311       $ 47,752     $ 121,312      $ 22,950       $ 44,139
Cost of sales                       97,416         13,830        47,361         6,355         12,909
======================================================================================================
Gross margin                       147,895         33,922        73,951        16,595         31,230

Operating expenses:
   Consulting and contractors      736,561               -            -              -             -
   Research and development      2,898,751         305,979      353,543        102,140        62,883
   Selling, general and
     administrative              5,744,250       1,088,045      517,912        332,341        94,101
   Loss on settlement of
     litigation                    100,000               -            -              -             -
   Loss on disposal of
     fixed assets                   62,676          36,622            -         28,142             -
   Write-down of investments       100,000               -            -              -             -
   Write-down of intangible
     assets                         17,189               -            -              -             -
   Write-down of organization
     costs                          17,431               -            -              -             -
   ---------------------------------------------------------------------------------------------------
                                 9,676,858       1,430,646      871,455        462,623       156,984
------------------------------------------------------------------------------------------------------

Operating loss                  (9,528,963)     (1,396,724)    (797,504)      (446,028)     (125,754)

Non-operating:
   Interest income                  44,706          18,113       22,850          2,738         5,849
------------------------------------------------------------------------------------------------------

Net loss for the period        $(9,484,257)    $(1,378,611)    $(774,654)     $(443,290)    $(119,905)
=======================================================================================================

Loss per share:
   Basic and diluted           $     (0.34)    $     (0.03)    $   (0.02)     $  (0.01)     $   (0.00)
-------------------------------------------------------------------------------------------------------

Weighted average number of
common shares outstanding:
   Basic and diluted             28,130,416       51,220,276   43,615,786    56,578,933     45,598,409
========================================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in United States dollars)


==================================================================================================================
                                                                           Deficit        Deficit
                                                                       accumulated    accumulated            Total
                                  Number       Common     Additional  prior to the     during the    stockholders'
                                      of        Stock         paid-in   development    development           Equity
                                  Shares       amount        capital         stage          stage        (deficit)
------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1994        17,400,000   $17,400    $  1,039,271   $  (58,800)     $        -     $   997,871

Loss for the period                      -         -               -	        -      (1,006,716)     (1,006,716)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994      17,400,000    17,400       1,039,271      (58,800)     (1,006,716)         (8,845)

Loss for the period                      -         -               -	        -       (748,310)        (748,310)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995      17,400,000    17,400       1,039,271      (58,800)     (1,755,026)       (757,155)

Common stock transactions
(net of issue costs):
   Issued for cash at
     $.1895 per share              950,000       950         173,440            -               -         174,390
   Issued for cash at
     $.25 per share                733,333       733         183,167            -               -         183,900
   Issued for cash at
     $.20 per share              3,000,000     3,000         592,500            -               -         595,500
   Shares issued for
     services rendered           1,200,000     1,200         238,800            -               -         240,000
Loss for the period                      -         -               -            -        (959,945)       (959,945)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      23,283,333    23,283       2,227,178      (58,800)     (2,714,971)       (523,310)

Common stock transactions
(net of issue costs):
   Issued for cash at
     $.20 per share              2,000,000     2,000         396,991            -               -         398,991
   Issued for cash at
     $.15 per share              1,000,000     1,000         148,279            -               -         149,279
   Shares issued for
     services rendered             300,000       300          59,700            -               -          60,000
   Compensatory benefit of
     employee stock options              -         -         200,000            -               -         200,000
Loss for the period                      -         -               -            -        (930,042)       (930,042)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      26,583,333    26,583       3,032,148      (58,800)     (3,645,013)       (645,082)

Common stock transactions
(net of issue costs):
   Issued for cash at
     $.25 per share              1,600,000     1,600         398,400            -               -         400,000
   Issued for cash at
     $.20 per share              2,188,000     2,188         435,412            -               -         437,600
   Compensatory benefit of
     employee stock options              -         -         927,800            -               -         927,800
Loss for the period                      -         -               -            -      (2,110,556)     (2,110,556)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      30,371,333    30,371       4,793,760      (58,800)     (5,755,569)       (990,238)

Common stock transactions
(net of issue costs):
   Issued for cash at
     $.15 per share               9,800,000    9,800       1,433,950            -               -        1,443,750
   Issued for cash at
     $.20 per share                 157,000      157          31,243            -               -           31,400
   Issued for cash at
     $.60 per share               1,010,000    1,010         604,990            -               -          606,000
Common stock subscriptions                -        -         110,270            -               -          110,270
Subscriptions receivable                  -     (110)        (65,890)           -               -          (66,000)
Compensatory benefit of
  employee stock options                  -        -           2,000            -               -            2,000
Loss for the period                       -        -               -            -      (1,236,074)      (1,236,074)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999,
carried forward                  41,338,333   41,228       6,910,323      (58,800)     (6,991,643)         (98,892)


BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in United States dollars)


================================================================================================================
                                                                           Deficit        Deficit          Total
                                      Common stock                     accumulated    accumulated  Stockholders'
                                 -------------------      Additional  prior to the     during the         Equity
                                 Number of                   paid-in   development    development      (deficit)
                                    Shares    Amount         capital         stage          stage
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999,
  carried forward               41,338,333  $ 41,228      $ 6,910,323   $ (58,800)  $  (6,991,643)  $   (98,892)

Common stock issued for cash
  at $0.20 per share
  (net of share issue costs)     3,976,000     3,976         790,305            -               -       794,281
Subscriptions received in cash           -       110          65,890            -               -        66,000
Settlement of litigation                 -         -         606,000            -               -       606,000
Common stock issued for cash
  on subscriptions                 285,000	 285            (285)           -               -             -
Common stock subscriptions
  received in cash                       -         -         730,000            -               -       730,000
Common stock to be issued
  in settlement of legal claim           -         -         100,000            -               -       100,000
Net loss                                 -         -               -            -       (1,114,003)  (1,114,003)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000,     45,599,333    45,599       9,202,233      (58,800)     (8,105,646)    1,083,386

Common stock issued for
  promissory notes (note 3)      1,333,334      1,334       198,666            -                -       200,000
Less:  Promissory notes
  receivable for subscription
  of common shares (note 3)              -          -      (200,000)           -                -      (200,000)
Common stock issued for
  settlement of legal
  claim                            400,000        400          (400)           -                -             -
Common stock issued for
  cash at $0.15 per share
  (net of share issue
  costs and share
  subscriptions received
  in 2000)                       9,040,189      9,040        607,685           -                -       616,725
Common stock issued for
   cash at $0.22 per share
   (net of share issue
   costs)                          295,455        295         60,065           -                -        60,360
Shares issued for services
rendered                           125,000        125         23,875           -                -        24,000
Loss for the period                      -          -              -           -       (1,378,611)   (1,378,611)
-----------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001     56,793,311    $56,793     $9,892,124    $(58,800)     $(9,484,257)     $405,860
=================================================================================================================

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)


==============================================================================================
                                               Period from
                                              inception on
                                           January 3, 1994           Nine months ended
                                               to June 30,              September 30,
                                                      2001            2001          2000
==============================================================================================
Cash flows from operating activities:
  Loss for the period                      $    (9,484,257)    $  (1,378,611)  $  (774,654)
  Items not involving cash:
    Amortization                                   221,247            89,175        50,587
    Bad debt                                        75,108                 -         2,126
    Loss on disposal of fixed assets                62,676            36,622             -
    Write-down of investments                      100,000                 -             -
    Write-down of intangible assets                 17,189                 -             -
    Write-down of organization costs                17,431                 -             -
    Shares issued for services rendered            324,000            24,000             -
    Shares issued for satisfaction of
      legal claim                                  100,000                 -             -
   Compensatory benefit of employee
      stock options                              1,129,800                 -             -
   Changes in non-cash operating
   working capital:
     Inventory                                     (29,479)          (26,110)            -
   Short-term investments                               72                72             -
   Accounts receivable                             (89,273)          (62,858)      (70,640)
   Prepaid expenses                                (30,517)          (20,396)       (4,874)
   Accounts payable and accrued
     liabilities                                   104,766            47,118         1,837
   Deferred revenue                                      -                 -       (21,506)
---------------------------------------------------------------------------------------------
Net cash used in operating activities           (7,481,237)       (1,290,988)     (817,124)

Cash flows from investing activities:
   Purchase of marketable securities              (100,000)                -             -
   Purchase of fixed assets                       (523,135)         (147,667)     (115,652)
   Purchase of short-term investments	            (6,929)                -             -
   Proceeds from short-term investments              6,857             6,857             -
   Proceeds from notes receivable                 (130,181)                -             -
   Proceeds from disposal of real estate           306,752                 -             -
   Proceeds from disposal of fixed assets           41,506                 -             -
   Deposit on lease                                      -             2,297        (2,297)
--------------------------------------------------------------------------------------------
Net cash used in investing activities             (405,130)         (138,513)     (117,949)

Cash flows from financing activities:
   Notes receivable                                 55,073                 -        10,130
   Loans to directors and officers                   7,304                 -       (35,635)
   Due to (from) related companies                 (19,029)           21,564        47,872
   Mortgages payable                              (207,739)                -             -
   Common shares issued, net of issue
      costs                                      7,975,367           677,085       860,566
   -----------------------------------------------------------------------------------------
   Net cash provided by (used in)
      financing activities                       7,810,976           698,649       882,933
--------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                     (75,391)         (730,852)      (52,140)

Cash and cash equivalents, beginning
   of period                                       244,112           899,573       431,390
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end
   of period                                     $ 168,721          $168,721      $379,250
============================================================================================

Supplemental information:
   Cash paid for interest                        $   3,797          $      -      $      -
   Non-cash financing and
   investing activities:
      Shares issued for services
        rendered                                   324,000            24,000             -
      Shares issued for promissory
        notes                                      200,000           200,000             -
      Shares issued for satisfaction
        of legal claim                             100,000                 -             -
=============================================================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)


Nine months ended September 30, 2001 and 2000
Three month ended September 30, 2001 and 2000
Period from inception on January 3, 1994 to September 30, 2001

===================================================================




1.  DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS:

    Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc., is a high tech development company, developing advanced video recognition software. All sales of its products and services are made in this industry segment.

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

    Based on its current financial position, the Company believes that its present cash resources will be sufficient to pay ongoing cash operating expenses until approximately the end of January 31, 2002. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of the fourth quarter of 2001, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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


2.  BASIS OF PRESENTATION (CONTINUED):

    These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Braintech Canada, Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material intercompany balances and transactions have been eliminated.

    Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

3.  PROMISSORY NOTES:

    In conjunction with a private placement completed during the first quarter of 2001, a director and Chief Financial Officer of the Company issued a promissory note in the amount of $100,000 in payment for 666,667 common shares and 333,334 common share purchase warrants. This note receivable has been recorded as a deduction from stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable.
    The amount is due upon demand,
    unsecured and no interest is payable on this note.

    In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company issued a promissory note in the amount of $100,000 in payment for 666,667 common shares and 333,334 common share purchase warrants. This note receivable has been recorded as a deduction from stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

4.   STOCK OPTIONS:

     A summary of the Company's stock option activity is as follows:

========================================================================
                                                                Weighted
                                           Number                average
                                        of shares         exercise price
------------------------------------------------------------------------
Balance, December 31, 2000              4,754,000         $         0.23

Options granted                           950,000                   0.25
Options cancelled/expired                (316,500)                  0.24
------------------------------------------------------------------------
Balance September 30, 2001              5,387,500         $         0.23
========================================================================

Of those outstanding at September 30, 2001, 2,996,250 are exercisable (2000 - 2,329,000).


5.   SHARE PURCHASE WARRANTS:

     During the nine months ended September 30, 2001, the Company completed private placements of 10,373,523 common shares at a price of $0.15 per share and 295,455 common shares at a price of $0.22 per share. In conjunction with the private placements, the Company issued 5,334,494 common share purchase warrants (each purchaser received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share for 5,186,766 of the warrants and at $0.27 per share for 147,728 of the warrants. The 5,334,494 share purchase warrants were the only warrants outstanding as at September 30, 2001. There were no cancellation, exercise or expiration of warrants during the period.

6.   COMMITMENTS:

     The Company has obligations under operating lease arrangements which require the following minimum annual payments:

==================================================================
   2001                                                $    89,054
   2002                                                    130,448
------------------------------------------------------------------
                                                       $   219,502
==================================================================


7.   CONTINGENCIES

     The Company is a co-covenanter on a lease that includes the premises where the Company resides. The part of the premises not occupied by the Company is currently being sub-leased to a third party. As co-covenanter on the original lease, the Company is legally responsible for the rent relating to the portion of the premises let to the third party. The contingent additional rent totals approximately $64,000 per year with the lease expiring August 31, 2003.

8.    SUBSEQUENT EVENTS

(a)   PRIVATE PLACEMENT

      On October 31, 2001 the Company received $250,000 on account of a further private placement. No securities have yet been issued in consideration of these funds.

(b)   STOCK OPTIONS

      Subsequent to September 30, 2001, the Company granted an additional 90,000 stock options at an exercise price of $0.25 and 25,000 stock options were cancelled on termination of employment. The Company's stock option plan specifies that an optionee may exercise vested options up to 30 days subsequent to termination. The terminated employee's options had vested, however the 30 day exercise period expired on October 30, 2001 without any of the options being exercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

Braintech, Inc. was incorporated in 1987. In January 1994, we entered the technology field.

Since 1994 we have been developing the Braintech Imaging Library, as well as other software and hardware products used in processing digitised video information. In 1998, we began to apply our technology and expertise to the development of machine vision systems for industrial applications. We have developed machine vision systems for use in product inspection, location analysis, and parts handling and assembly. In March 2000 we entered into a strategic alliance with ABB Flexible Automation, a division of ABB Inc. ABB is a major supplier of industrial robotic systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guided robotic systems.

We are also developing eVisionFactory ("eVF"), a software environment for developing, optimising, and supporting industrial automation solutions.
eVF combines vision technology, systems engineering, and a wireless Internet based service and support system. The Internet based service and support system is designed to provide technical support through the Internet to purchasers of our vision guided robotic solutions. The Internet based support system can also be used to provide technical support to companies operating other types of industrial machinery and manufacturing systems.

During 2001 we also commenced development of a 3D vision guided robotic system for use in automotive manufacturing systems. The 3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use information from the camera to determine the position and orientation of the parts being assembled. That information is used in turn to control industrial robots operating on the parts. Applications for the system include material handling, spot welding, machining operations, adhesive and sealant application, spray painting, automated assembly, and part identification and inspection.

As of September 30, 2001 we have incurred an aggregate deficit of approximately $9.5 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to September 30, 2001, in the amount of $245,311.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH THE
NINE MONTS ENDED SEPTEMBER 20, 2000

Revenue from operations for the nine month period ended September
30, 2001 was $47,752.  This amount included:

(a) $24,802 for a vision system used in the manufacture of plastic fuel tanks; and

(b) $22,950 for a vision system used to locate and inspect automotive air conditioning systems.

Both systems were sold through our alliance with ABB Flexible Automation.

Cost of sales for the nine month period ended September 30, 2001 were $13,830. This amount consisted of:

(a) $7,475 for equipment used in, and installation costs relating to, the fuel tank project; and

(b) $6,355 for equipment and installation costs relating to the air conditioner project.

Revenue from operations for the nine month period ended September 30, 2000 was $121,312. This amount included:

(a) $65,786 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.;

(b)    $11,387 for the Wizmaster program developed for Sideware Systems
       Inc.; and

(c) approximately $44,000 from ABB for two vision systems used in the manufacture of plastic fuel tanks.

Cost of sales for the nine month period ended September 30, 2000 were $47,361. This amount consisted of:

(a) $26,105 paid to a systems integrator working on the Satisfied Brake Products Inc. project; and

(b) approximately $21,000 for equipment and expenses related to the projects that generated revenue from operations.

Research and development expenses decreased from $353,543 for the nine month period ended September 30, 2000 to $305,979 for the nine month period ended September 30, 2001. The decrease resulted principally from the following factors:

(a) During the nine month period ended September 30, 2000 we paid approximately $88,000 to North Shore Circuit Design for work on the IMPAC accelerator board. During 2001 we ceased work on the IMPAC accelerator board, in order to concentrate our efforts on developing our relationship with ABB. As a result, payments to North Shore Circuit design have ceased.

(b) Salaries and contract labour allocated to research and development increased from $239,854 to $279,950.

Selling, general, and administrative expenses increased from $517,912 for the nine month period ended September 30, 2000 to $1,088,045 for the nine month period ended September 30, 2001. Several factors contributed to the increase. The principal factors were as follows:

(a) General and administrative salaries increased from approximately $95,000 to approximately $466,000, due to the hiring of approximately 9 additional general and administrative employees uring the nine month period ended September 30, 2001.

(b)	Amortization expenses increased from $50,587 to $89,175,
        principally as a result of amortization charges in respect of approximately $148,000 in additional capital assets purchased during the nine month period ended September 30, 2001. The capital assets purchased related mainly to the increase in our staff and the increase in the size of our office premises.

(c)	Legal expenses increased from $86,123 to $121,974, principally due to the cost of filing a registration statement under the Securities Act of 1933.

(d)	Filing and transfer fees decreased from $30,817 to $4,545.
        During the nine month period ended September 30, 2000 we incurred filing fees of approximately $30,000 for the filing of a registration statement under the Securities Act of 1933.

(e) During the nine month period ended September 30, 2000 we incurred a foreign exchange loss of $20,484. The comparative figure for 2001 was $4,544. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars.

(f) During the nine month period ended September 30, 2001, we paid $14,383 for public relations services. There were no similar payments during the nine month period ended September 30, 2000.

(g) Travel and trade show expenses increased from $3,262 to $57,017, principally as a result of attending the International Robots & Vision Show in Chicago in June 2001.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

Revenue from operations for the three month period ended September 30, 2001 was $22,950. We received this amount from ABB Flexible
Automation for a vision system used to locate and inspect automotive air conditioning systems.

Cost of sales for the three month period ended September, 2001 were $6,355. This amount consisted of equipment used in, and installation costs relating to, the air conditioning project.

Revenue from operations for the three month period ended September 30, 2000 was approximately $44,000. This amount was received from ABB Flexible Automation for two vision systems used in the manufacture of plastic fuel tanks.

Cost of sales for the three month period ended September 30, 2000 were $12,909. This amount consisted of equipment used in, and installation costs relating to, the plastic fuel tank project.

Research and development expenses increased from $62,883 for the three month period ended September 30, 2000 to were $102,140 for the three month period ended September 30, 2001. The increase resulted principally from the increase in the number of our research and development personnel. During the three month period ended September 30, 2000 we made a final payment of $10,319 to North Shore Circuit Design for work on the IMPAC accelerator board. There was no similar payment during the three month period ended September 30, 2001.

Selling, general, and administrative expenses increased from $94,101 for the three month period ended September 30, 2000 to $332,341 for the three month period ended September 30, 2001. Several factors contributed to the increase. The principal factors were as follows:

(a) General and administrative salaries increased from approximately $13,400 to approximately $179,000, due to the hiring of approximately 9 additional general and administrative employees during 2001.

(b) Amortization expenses increased from $21,606 to $27,092, principally as a result of amortization charges in respect of approximately $148,000 in additional capital assets purchased during 2001.

(c) Rent expense increased from $15,089 to $29,602, principally as a result of our return to office premises which we occupied previously at Unit 102, 930 West 1st Street, North Vancouver, B.C.


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

On August 30, 2001 we completed a private placement of 295,455 common shares at a price of $0.22 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.27 per share. Net proceeds from the private placement were approximately $60,360.

On October 31, 2001 we received $250,000 on account of a further private placement. No securities have yet been issued in consideration of these funds.

As of November 13, 2001, inclusive of the private placement proceeds described above, our cash balance is approximately $257,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $160,000 per month. We base this estimate on the following data:

- As at November 13, 2001, we have 25 employees. Our salary costs are approximately $95,000 per month.
- For the nine month period ended September 30, 2001 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $65,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $65,000 per month for the balance of 2001 and for the first quarter of 2002.
- During the year ended December 31, 1999 we paid $204,800, a llocated to "Research and development", to North Shore Circuit
   Design for work on the IMPAC accelerator board. During the year ended December 31, 2000 we paid $87,751 to North Shore
   Circuit Design. We do not anticipate using the services of North Shore Circuit Design during 2001.
- During the year ended December 31, 2000 we incurred capital expenditures of approximately $136,000, principally for leasehold improvements, furniture and fixtures, and computer equipment.
   Between December 31, 2000 and September 30, 2001, we incurred capital expenditures of approximately $148,000, principally for leasehold improvements, furniture and fixtures, computer equipment, and computer software related to the expansion of our staff. We do not expect to incur significant capital expenditures during the remainder of 2001 and the first quarter of 2002 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period November 13, 2001 to March 31, 2001 will be approximately $725,000. Accordingly, at our current level of operation, our existing cash balances and subscriptions receivable, together with the revenue generated by our sales to ABB described below, should be sufficient to pay our anticipated cash expenditures to approximately March 31, 2002. To continue as a going concern, we will either have to raise additional capital or continue to generate substantial sales revenue. If we cannot do either by the end of the first quarter of 2002, we face the risk that our business will fail.

PLAN OF OPERATION

As announced by press releases dated September 25, 2001 and October 2, 2001, we have received purchase orders from ABB to supply 19 3D Vision Guided Robotic solutions for engine parts handling. The systems, which include ABB robots guided by Braintech vision technology, will be installed at one of North America's major automaker's engine assembly plants.
The first six systems are scheduled for installation in December 2001, ten of the systems are scheduled for installation in the first quarter of 2002, and the remaining three systems are scheduled for installation in the second quarter of 2002.

Our first priority for the balance of 2001 and the first half of 2002 is to complete the orders we have received from ABB. If we are successful in completing these orders, the revenues received should provide the operating cash requirements for approximately
3.5 months.

Our second priority for the balance of 2001 and the first quarter of 2002 is to continue to build upon our relationship with ABB, to become the principal supplier Of vision systems to ABB and their customers. If we are able to obtain additional multi-order contracts for the design and installation of our vision guided robotic systems, we believe we could generate sufficient sales revenue to achieve positive cash flow.

We are taking the following steps to secure additional contracts with ABB.

- We have hired a sales engineer in the Province of Ontario, Canada, where the Canadian automotive manufacturing industry is concentrated. Our Ontario sales engineer provides support to ABB sales representatives in Ontario, through presentations to potential customers of industrial vision guided robotic systems.
- We have installed a single camera 3D demonstration unit in the ABB plant in Brampton, Ontario for purposes of displaying our vision guided robotic technology to ABB's customers.
- We provide proposals to ABB for vision guided robotic components for systems being sold to ABB customers. As of November 13, 2001 we have fifteen proposals outstanding, some of which involve multiple systems.
- We have begun negotiations with ABB's US subsidiary to establish an alliance similar to the one we have with ABB's Canadian subsidiary.
  If we are able to conclude an agreement with the US company we plan to hire a second sales representative, to be based in the north-eastern United States, to support ABB sales representatives in that area.

Our third priority during the balance of 2001 and the first quarter of 2002 is to continue the development of eVisionFactory, including our Internet based service and support system. We expect to release a final production version of the eVisionFactory program, including the Internet based service and support system, in the first quarter of 2002.

There is no assurance that our plan of operation will succeed. We have no assurance of when, if ever, we will secure further contracts for the sale of vision guided robotic systems.

In addition, we have no assurance that we will be able to complete development of the eVisionFactory program, or that we will be able to obtain new contracts, or generate sales revenue, through use of that program.

NEW PREMISES

Effective July 15, 2001 we returned to office premises which we occupied previously at Unit 102, 930 West 1st Street, North Vancouver, B.C. From May 1995 to March 2001, we shared those premises with Sideware Systems Inc. In June 2001, Sideware vacated the premises, and entered into an agreement to sub-let a portion of the premises to a third party. We will occupy the remainder of the premises, consisting of approximately 9,800 square feet. The annual rent for our portion of the premises will be approximately $92,000 per year. In addition, we will be responsible for costs relating to property taxes and common area maintenance, totalling approximately $26,000 per year. The term of the lease expires August 31, 2003.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As at September 30, 2001 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in the financial statements included in this Form 10-QSB. The fair value of all financial instruments as at September 30, 2001 approximate their carrying values.

To September 30, 2001, the majority of our revenues and the majority of our cash costs have been realized or incurred in Canadian dollars.
To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On August 30, 2001, we issued 295,455 common shares at a price of $0.22 per share to a single arm's length investor pursuant to a private placement. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.27 per share. A finder's fee of $4,640 was paid to facilitate the transaction. The shares and warrants were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On September 6, 2001, we issued 25,000 common shares at a deemed value of $0.20 per share on account of services rendered by Farid Rohani. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

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


10.18(7)               Agreement between Axis Communications Inc. and the
                       Company dated January 29, 2001

10.19(7)               Agreement for Escrow of Share Certificate & Promissory
                       Note between Edward White and the Company dated
                       February 27, 2001

10.20(8)               Agreement for Escrow of Share Certificate & Promissory
                       Note between Babak Habibi and the Company dated June
                       26, 2001

11.1                   Computation of net loss per share

21.1(1)                Subsidiaries of the Registrant



(1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
(4) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 1999 filed November 15, 1999.
(5) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.
(6) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 2000 dated November 9, 2000.
(7) Exhibit already on file - exhibit to our Form-10-KSB covering the fiscal year ended December 31, 2000 dated March 29, 2001.
(8) Exhibit already on file - exhibit to our Form S-1/A registration statement filed July 3, 2001.

                              SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2001		Braintech, Inc.


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

Signature                       Title                        Date


"Owen L.J. Jones"       Chief Executive Officer,        November 13, 2001
-----------------       Director
Owen L.J. Jones         (Principal Executive Officer)


"Babak Habibi"          President and Director          November 13, 2001
---------------------
Babak Habibi


"Edward A. White"       Chief Financial Officer,        November 13, 2001
-----------------       Director
Edward A. White         (Principal Financial and
                         Accounting Officer)

"Owen L.J. Jones"