Form 10KSB
period 2001-12-31
BRAINTECH INC/BC
filed 2002-03-29
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-KSB

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Fiscal Year Ended December 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ----- to -----

  Date of Report (Date of Earliest Event Reported)   March 28, 2002

                             BRAINTECH, INC.
                   ------------------------------------
          (Exact name of Registrant as specified in its charter)

                    Nevada                        98-0168932
             --------------------           ----------------------
            (State or jurisdiction             (IRS Employer
               of incorporation)             Identification No.)

    Unit 102-930 West 1st Street, North Vancouver, B.C., Canada, V7P 3N4
------------------------------------------------------------------------
                     (Address of Principal Executive offices)

                    Issuer's Telephone Number: (604) 988-6440

       Securities registered pursuant to section 12(b) of the Act:
------------------------------------------------------------------------
                                  None

       Securities registered pursuant to section 12(g) of the Act:
------------------------------------------------------------------------
                     Common Stock, $0.001 par value
                             (Title of Class)

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
                                                       -----

State issuer's revenues for the most recent fiscal year:  $49,342

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at March 20, 2002: $8,083,996.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,293,311 common shares, par value $0.001, as at March 20, 2002.


Index to Exhibits on Page 38

                              BRAINTECH, INC.
                                FORM 10-KSB
                             TABLE OF CONTENTS

                                                                    Page
PART I

Risk Factors                                                          1

Item 1.  Description of Business                                      4

Item 2.  Description of Property                                     19

Item 3.  Legal Proceedings                                           20

Item 4.  Submission of Matters to a Vote of Security Holders         20


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters    20

Item 6.  Management's Discussion and Analysis or Plan of Operation   23

Item 7.  Financial Statements                                        28

Item 8.  Changes in and Disagreements with Accountants               29


PART III

Item 9.  Directors, Executive Officers, Promoters, and
         Control Persons                                             29

Item 10. Executive Compensation                                      30

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                              33

Item 12. Certain Relationships and Related Transactions              35

Item 13. Exhibits and Reports on Form 8-K                            38

                                         1

         CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes," "does not believe," "plans," "expects," "intends," "estimates," "anticipates," and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward- looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report.


                           RISK FACTORS

INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.
PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT BEFORE PURCHASING OUR COMMON STOCK.

BECAUSE WE HAVE EARNED INSIGNIFICANT REVENUE OF ONLY $246,901 FROM INCEPTION TO DECEMBER 31, 2001, WE FACE A RISK OF INSOLVENCY.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately April 30, 2002. To continue operation beyond that we will have to raise additional capital. If we are unable to do so, we face a risk of insolvency.

The auditors' report on our December 31, 2001 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BECAUSE WE HAVE NO SIGNIFICANT SALES HISTORY AND ARE SUBSTANTIALLY DEPENDENT ON OUR ALLIANCE WITH ABB TO GENERATE FUTURE SALES, OUR
FUTURE IS UNCERTAIN IF OUR ALLIANCE WITH ABB FAILS.

We plan to market our machine vision systems and also our Internet based support and service system through our alliance with ABB Inc. ("ABB"). We believe our alliance with ABB is our best prospect for generating sales revenue. We have no other established distribution channels or marketing arrangements, and if we are unable to generate sales through ABB, our prospects for generating revenue are highly speculative.

BECAUSE OUR ALLIANCE WITH ABB IS NEW, WE HAVE NO ASSURANCE THAT IT WILL LEAD TO ADDITIONAL SALES.

We made our alliance agreement with ABB in March 2000 and together we have been awarded contracts for more than 20 vision guided robotic systems to date. We intend to develop our relationship with ABB to try and make additional sales through that relationship. However, our relationship with ABB is new and our prospects for generating sales under the ABB alliance are uncertain. Furthermore, additional sales through ABB will be dependent upon our products and services meeting customer demands.

BECAUSE OUR INTERNET BASED SERVICE AND SUPPORT SYSTEM IS IN THE
DEVELOPMENT STAGE, WE HAVE NO ASSURANCE THAT WE WILL COMPLETE
DEVELOPMENT SUCCESSFULLY.

We commenced development of our Internet based service and support system during the fall of 2000. That system is still in the development stage. We have no assurance that we will be able to complete development of the system, or that any market will exist for the system when it is completed.

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

BECAUSE WE DEVELOP AND INSTALL CUSTOMIZED VISION SYSTEMS FOR SPECIFIC CUSTOMER NEEDS, WE MAY NOT BE ABLE TO CREATE A REPEAT CUSTOMER BASE.

Most vision systems are designed for the specific needs of a particular customer, and represent isolated purchases by the customers in question. As a result, we have no assurance that we will be able to obtain additional contracts to supply our custom vision systems, or that any customers we secure will become repeat customers.

BECAUSE OUR WORK FORCE IS SMALL, WITH ONLY 23 PEOPLE EMPLOYED EITHER AS OFFICERS, EMPLOYEES OR CONTRACTORS, WE ARE VULNERABLE TO THE LOSS OF KEY PEOPLE OR TO RAPID EXPANSION.

We employ only 23 people either as officers, employees or contractors. We try to employ people with skill sets that match the specific fields important to our business. As a result, the departure of a single person or a small number of people could materially adversely affect our business. We do not have key man insurance on any of the people we employ.

Qualified technical personnel are in great demand in all high technology industries. Accordingly, it may be difficult for us to replace people who depart, or to hire additional people we may require if we are able to generate substantial sales.

BECAUSE WE DO NOT HAVE PATENT PROTECTION FOR ANY OF OUR PRODUCTS, OUR INTELLECTUAL PROPERTY MAY BE COPIED OR MISAPPROPRIATED.

We do not hold any patents on any of our products. Accordingly, we have no legal means to prevent other companies from developing products that perform similar functions in a similar way. On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. This is the only instance in which we have applied for patent protection of our intellectual property.

We believe that the software code that we have written for eVisionFactory, the BrainTron processor, the Odysee Development
Studio, and each of our custom machine vision systems is protected by copyright law. However, copyright law does not prevent other companies from developing their own software to perform the same functions as our products.

BECAUSE THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN PARTICULARLY VOLATILE, PURCHASERS OF OUR COMMON STOCK FACE A HIGH DEGREE OF MARKET RISK.

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2000 the market price of our common stock has varied between $0.10 and $6.12. As we have not announced any material changes to our earnings, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

BECAUSE WE HAVE GENERATED REVENUE OF ONLY $246,901 FROM INCEPTION TO DECEMBER 31, 2001, AND OUR BUSINESS HAS NOT BEEN PROFITABLE WITH
ACCUMULATED LOSSES OF $9,962,176 FROM INCEPTION TO DECEMBER 31, 2001, WE MAY NOT BE ABLE TO RAISE THE ADDITIONAL CAPITAL WE NEED.

We will require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

- Our share price has been highly volatile during 2000 and 2001. The volatility of our share price may deter potential investors.
- Subsequent to the first quarter of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.
- Subsequent to the first quarter of 2000, capital markets have become tighter generally, with less financing available for technology companies generally.
- Capital markets have become tighter due to international tensions beginning on September 11, 2001.

BECAUSE WE WILL HAVE TO RAISE ADDITIONAL CAPITAL, THE INTERESTS OF SHAREHOLDERS MAY BE DILUTED.

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

BECAUSE APPROXIMATELY 14% OF OUR ISSUED SHARES THAT HAVE RECENTLY
BECOME FREE TRADING, AND THE SIZE OF ANTICIPATED SHARE OFFERINGS,
THERE IS A RISK OF DOWNWARD PRESSURE ON OUR STOCK PRICE.

During the first 3 months of 2001, we issued approximately 8.1 million shares in private placements. Those shares have recently become eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, we raised further funds late in 2001 and early 2002 in private placements and other transactions for which we have or are in the process of issuing 5,376,520 shares and 2,488,260 share purchase warrants for one share each. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars ("Cdn$"). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.65, being the average exchange rate during the year ended December 31, 2001.

THE COMPANY

Our company was incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1993, to Cozy Financial Corporation on April 20, 1993 and to Braintech, Inc. on January 3, 1994.

We were registered as an extra-provincial company under the British Columbia Company Act on January 17, 1996. Our principal executive offices are located at Unit 102-930 West 1st Street, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet address is www.braintech.com.

     OUR SUBSIDIARIES

We have two wholly owned subsidiaries. The first, Braintech Canada, Inc., was incorporated in British Columbia, Canada on March 3, 1994 under the name Brainware Systems Inc. Brainware Systems Inc. changed its name to Braintech Canada, Inc. on September 19, 2001. Braintech Canada, Inc. carries out our research and development activities, employs our technical and managerial personnel, and carries on our sales activities.

The description of our business in this annual report includes the activities of both Braintech, Inc. and Braintech Canada, Inc.

Our other subsidiary was incorporated on September 15, 1999, as 9141 Investments Ltd. On September 19, 2001, 9141 Investments Ltd. changed its name to Brainware Systems Inc. This subsidiary currently has no active operations. Its function is to hold the Brainware Systems name.

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

- "vision guided robotics" is the field encompassing the application of science and technology from multiple disciplines including computer vision, robotics, 3D geometry and artificial intelligence to the task of guiding robots to interact adaptively and interactively with their surroundings.

HISTORICAL DEVELOPMENT

We entered the technology field in the first quarter of 1994. Since then, the majority of our efforts have been devoted to developing products to be used in creating machine vision systems or "computerized vision", and in developing machine vision systems. Machine vision refers to the technology base that employs any number of electro-optical or non-contact techniques to acquire image data, process that data and analyze it to draw conclusions with little or no operator intervention. Basically, machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control. (Automated Imaging Association, 2001 Market Report).

Our focus has progressively narrowed developing technology and products to be used in creating machine vision systems to the development of vision systems for robots used in the automotive industry.

In June 1995, we completed development of the first generation BrainTron Processor, which employs the Olson Reticular Brainstem algorithm to carry out functions relating to the identification, classification and matching of visual images. Further information on the Olson algorithm is given below, under the headings "BrainTron Processor" and "Intellectual Property".

During 1998, we made our first attempts at securing contracts to develop custom machine vision systems to perform quality control functions. We prepared feasibility studies or prototype systems in the following fields: print quality inspection, frost damage inspection for fruit, and quality inspection for surgical stents, used to reinforce weak blood vessels following angioplasty surgery. The companies for whom we prepared these studies decided not to proceed with the automated inspection systems we had proposed. As a result, we were not able to secure contracts to sell or install any of these systems.

During 1998, we also commenced development of:

- the Odysee Development Studio, a program designed to streamline the design of custom vision systems;
- the second generation BrainTron processor, which employs more advanced mathematical algorithms for identifying and classifying digital images; and
- the IMPAC accelerator board, which can compare and match mathematical vectors at high speed.

During 1999, we obtained our first substantial contract for the development and installation of a custom machine vision system, to inspect and sort brake shoes for Satisfied Brake Products Inc. of Cornwall, Ontario. We completed development of the Odysee Development Studio, and working prototypes for the IMPAC accelerator board and the second-generation BrainTron processor. We also developed "Wizmaster", a program designed for incorporation into the Dr. Bean Internet product formerly developed and marketed by Sideware Systems Inc. Details of our contracts with Satisfied Brake Products and Sideware Systems Inc. are at pages 23 and 36 of this report, respectively.

In March 2000, we entered into an alliance agreement with ABB Inc.
ABB is a leading supplier of industrial robotics systems and services to several industries including the automotive and metal fabrication industries. We have agreed with ABB to cooperate in identifying and pursuing sales opportunities that combine the expertise of the two companies. Under the ABB alliance, we have completed and installed 5 vision systems that provide guidance to ABB's industrial robots used in the automotive manufacturing industry. We have also been awarded a contract for an additional 19 vision systems that we expect to install in 2002.

In 2001, we also received orders for two systems from Axium Automation Inc., a systems integrator. These vision systems are also for guiding ABB robots used in the automotive manufacturing industry.

During the fall of 2000, we also commenced development of an Internet based service and support system for industrial systems. This system is intended for companies operating industrial machinery and manufacturing systems, and allows them to provide technical support for their customers through the Internet.

During the first half of 2001, we commenced development of the eVisionFactory a comprehensive software environment for the design development, operation and support of vision systems, which includes:

- functions similar to the Odysee Development Studio, permitting users to link the different software components of a vision system together;
-  software for the integration of vision systems with robots;
- software which can be used to monitor the operation of an installed vision system, and to modify or upgrade the system; and
- our Internet based service and support system that allows companies operating our vision systems or other industrial machinery and manufacturing systems to obtain technical support services over the internet.

Early in 2002, we completed a commercial version of eVisionFactory that does not include our Internet based service and support system. We plan to start including eVisionFactory software with the systems we deliver in 2002.

During 2001, we also developed what we believe is a unique 3D vision system for robots used in automotive manufacturing systems. Our new 3D system uses only a single conventional CCD (Charge Coupled Device) camera. Software algorithms use information from the camera to determine the position and orientation of the parts being manipulated or assembled. That information is used in turn to control industrial robots operating on the parts. Applications for the system include material handling, spot welding, machining operations, adhesive and sealant application, spray painting, automated assembly, and part identification and inspection.

In July 2001, we also entered into a Memorandum of Understanding with Marubeni Corporation pursuant to which the two companies agreed to cooperate in developing and marketing vision guided robotic systems. Marubeni is a Japanese trading company with a network of 167 Marubeni Group offices and 598 associated subsidiary companies in Japan and other countries. Marubeni Corporation's total sales in 2000 were about $78 billion and gross profit on sales was about $3.460 billion.

In February 2002, Marubeni placed an order for two eVisionFactory developer systems. We have completed development of these systems and are currently negotiating with Marubeni the terms on which the systems will be supplied.

Our priority for 2002 is to complete delivery and installation of the 19 systems purchased by ABB in 2001, and to continue to build on our relationship with ABB. Our objective is to secure with ABB additional multi-order contracts for the design and installation of vision guided robotic systems. We also plan to continue the development of eVisionFactory including further development of proprietary guidance and calibration algorithms, integration of new robotic systems, algorithms and methodologies into eVisionFactory, and further development and integration of our Internet based support system into eVisionFactory.

We have not at any time been able to generate sufficient revenue from sales of our services or products to sustain ongoing operations, and we do not have an established record of sales or established distribution channels for our services or products. In order to continue as a going concern, we will have to begin generating significant sales revenue.

SERVICES AND PRODUCTS

     MACHINE VISION SYSTEMS

Our business consists of the development and supply of custom machine vision systems. Systems like the ones we developed are known as application specific machine vision systems. Application specific machine vision systems are generally custom designed to perform a specific function. We have also developed specialized software products for use in the development, maintenance and support of machine vision systems.

The principal industrial applications of machine vision systems are inspection, location analysis, and pattern recognition. Examples of inspection, location analysis and pattern recognition applications include inspection of products for quality control purposes, location analysis for control of industrial machines or robots, or control of fitting and assembly of products, and optical character recognition.

Currently, we are focusing on the development, supply and support of machine vision systems for robots used in the automotive manufacturing industry. The field of vision guided robotics requires our vision systems to incorporate advanced robotic engineering and programming know-how and programming for optimal integration with robotic systems.

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

We develop machine vision systems based on our customers' particular needs. Solutions that we have delivered range from single and multi-camera 2D systems to single camera 3D systems. A 3D system determines the position of an object in 3 dimensional space, i.e. the x,y,z coordinates and roll, pitch and yaw angles.

Our vision systems are used in the following types of applications:

- mold number recognition for aluminum die-cast components (single camera 2D system);
- automotive brake shoe identification and sorting (multi-camera 2D system);
- robotic guidance and location of features for plastic blow molded gas tanks (multi-camera 2D system);
- robotic guidance and positioning of automotive engine/radiator-racks (multi-camera 2D system);
- robotic guidance and grasping of automotive engine heads and intake manifolds (single camera 3D system).

     SINGLE CAMERA 3D VISION SYSTEMS

We developed our 3D Single CCD (Coupled Charged Devise) Camera vision system (SC3D) in response to a major automaker's request for a robust 3D robot guidance system for automotive part handling applications.

The SC3D is integrated into the robot gripper. The robot moves to position the SC3D over the bin containing the part to be handled by the robot. The SC3D captures a single image of the part and performs its analysis. The SC3D system determines the position of the part in 3D space, ie. its position on the on x, y, z axis and its orientation (roll, pitch, and yaw angles). These values are transmitted to the robot controller via Ethernet. The robot uses this information to adjust the position of its gripper to match the 3D coordinates of the part and proceeds to intercept and grasp the part out of the bin. The whole process takes under one second with the SC3D system we developed for ABB robots used for grasping and handling automotive powertrain parts. In extreme cases, where the part is heavily tilted to one side, the vision guidance system can perform two measurements (coarse and then fine) to achieve higher accuracy and reliability. The vision guidance system makes this decision automatically.

The SC3D vision system can keep track of multiple part models and multiple part features so that the user can re-configure the vision system for use with different parts.

Applications for SC3D include robot-handling applications involving precisely manufactured parts such as engine heads and manifolds. The system provides necessary accuracy for robots transferring parts to conveyors or placing parts precisely in a fixture. The system is not suitable for flexible parts where dimensions vary significantly such as plastic blow-moulded products.

We believe that the major advantages of our SC3D systems are its compactness for installation on the end of the robotic arm, low-cost conventional sensor and computing platform, ease of calibration and short cycle times.

Our sales efforts were historically directed at generating direct sales to end users, consistent with the majority of the vision systems market. As a result of our alliance with ABB, we expect that most our future sales efforts will be through, or in conjunction with, ABB. We are also developing our relationship with Marubeni Corporation in order to make sales in Japan and other Asian countries.

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

As the technical difficulties are solved, the potential benefits and applications of computerized vision are large. In industrial quality control, computerized vision can replace and perform inspections more accurately than human inspectors. In industrial automation, computerized vision can be used to control industrial machines or robots. In security systems, computerized vision can be used to detect human visitors or intruders in video camera images. In military applications, computerized vision can be used in automated targeting systems. In medical applications, it can be used to improve diagnostic reliability.

The Automated Imaging Association has published extensive statistics on the market for machine vision systems. These statistics are provided to illustrate how significantly the manufacturing industry has embraced vision technology. Statistics published by the AIA include the following:

- In 2000, the North American market for machine vision systems was approximately $1.57 billion in revenue, or approximately 50,500 units. These figures represented an increase of 26.4% in units, and an increase of 25.8% in revenue, compared to corresponding figures for 1999.
- The study concluded that the total world market for machine vision is approximately $5.83 billion. Of these sales, North American companies captured $3.39 billion or approximately 58.1%. With respect to the geographic distribution of sales by the North American machine vision industry, 44.2% of the revenues came from sales outside of North America.
- The semiconductor and electronic industries accounted for more than 60% of all revenues and 55% of all units sold in 2000. The transportation industry accounted for approximately 6% of the units sold in North America in 2000.
- In the automotives industry, machine vision is being employed in the production of every automobile. Most applications in the automotive industry require a good deal of customisation.

     TECHNICAL DESCRIPTION - COMPUTERIZED VISION

Computerized vision involves analysing visual images in a digital electronic form. To do so, a computerized vision system must first express a visual image in digital form. The system must then analyse the digital data to recognize patterns or specific objects.

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

     CUSTOMER PROJECTS - MACHINE VISION SYSTEMS

Our attempts to sell customized vision systems were unsuccessful until the final quarter of 1999. Since then, we have sold and installed 7 vision systems, and have received purchase orders for 20 additional vision systems.

In September 1999, we entered into a contract to develop a system for inspecting and sorting brake shoes for Satisfied Brake Products Inc. We agreed to develop the machine vision components of the system. A company named Mercator Robotec Inc. agreed to provide system integration services, to link our machine vision components with the mechanical control systems of the customer's production line. The machine vision components of the system were required to identify and separate approximately 200 different types of brake shoes, and to inspect the brake shoes visually for defects.

The price for the system was approximately US$68,000 and, of this amount, we paid approximately $26,000 to Mercator Robotec Inc. The system was completed in January 2000, and is currently in operation. Our contract with Satisfied Brake Products Inc. represented our first major contract for the sale of a custom vision system.

In March 2000, we entered into an alliance agreement with ABB. ABB is a technology group based in Europe, employing over 165,000 people in more than 100 countries.

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

In July 2000, we received a purchase order to develop two further vision systems for ABB, to locate specified features on plastic blow-moulded automotive fuel tanks, and to transmit that information to industrial robots operating on the fuel tanks. The price for each system was approximately $20,000. We completed and installed the systems in September 2000 and we have received payment.

In February 2001, we received a purchase order from ABB, for a third vision system to control industrial robots used in manufacturing fuel tanks. The price for the system was approximately $24,000. We completed and installed the system in March, 2001, and we have received payment.

In August 2001, we received a further purchase order from ABB for a vision system to guide industrial robots used in inspecting automotive air conditioning systems. The price of the system was approximately $23,000. We completed and installed the system in September 2001 and we have received payment.

In late September and early October, 2001 we received purchase orders from ABB to supply 19 vision systems to guide robots used in engine parts handling. These vision systems will utilize our 3D single camera vision systems. The systems will be installed at one of North America's major automaker's engine assembly plants. The installation dates for these systems are dependent on the requirements of the customer and these dates have constantly shifted. We estimate that two systems will be installed in April 2002, nine systems will be installed in the second quarter of 2002 and the remaining eight systems will be installed in the third quarter of 2002.

In September 2001, we received a purchase order from integrator Axium Automation Inc. to supply a vision system to guide robots used in the manufacture of plastic blow-moulded automotive fuel tanks. The price of the system was $32,500. We completed and installed the system in December 2001 and invoiced Axium on December 21, 2001. However, in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, we will recognize the revenue from this installation throughout fiscal 2002.

In November 2001, we received a purchase order from Axium Automation Inc. to supply an additional vision system to guide robots used in the manufacture of plastic blow-moulded automotive fuel tanks. The price of the system is $32,500. The expected installation date for this system is March 2002.

In July 2001, we also entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies have agreed to cooperate in developing and marketing vision systems for industrial applications including vision guided robots in Japanese and Asian markets. In conjunction with this agreement, in February 2002, we received a purchase order for two eVF development systems. To allow integration of our eVisionFactory developed vision systems into Kawasaki robots, Marubeni provided us with a Kawasaki robot. We have now completed the two eVisionFactory development systems and are finalizing the license terms with Marubeni..

We caution investors that most machine vision systems are designed for the specific needs of a particular customer, and represent isolated purchases by the customers in question. Accordingly, we have no assurance that any customers we secure will become repeat customers.

     EVISIONFACTORY

eVisionFactory (eVF) is intended to provide a comprehensive software environment for the design, development, operation, and support of machine vision systems. eVF consists of two principle elements, a development environment and an Internet based service and support system.

We use eVF to develop custom machine vision systems. We are planning to include a version of eVF without the internet based service and support system or the error detection feature with the 19 vision systems purchased by ABB. The error detection feature and the Internet based support system are still in the development stage and will be released separately.

     EVISIONFACTORY - DEVELOPMENT ENVIRONMENT

The development software included in eVisionFactory performs functions similar to the Odysee Development Studio, which we completed in 1999. That software is designed to facilitate the expeditious and economical development of custom vision systems. eVisionFactory stores and manipulates libraries of routines to perform the various functions that can be included within a vision system. eVisionFactory includes standardized interfaces to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. eVisionFactory permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized eVisionFactory interface. eVisionFactory thus eliminates the need to write specialized computer code to link individual routines.

eVisionFactory is installed on a user's computer system as part of a completed machine vision system. After installation, the vision system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVisionFactory will permit users to make minor modifications directly. We will supply major modifications or upgrades at an extra charge.

eVisionFactory also includes maintenance and support features which monitor the performance of a vision system to detect errors, and to notify the operator when an error has been detected. We expect to release the maintenance and support features separately, in 2002.

The software by which eVisionFactory links the various routines within its libraries is proprietary. However, we do not have proprietary ownership of the majority of the individual routines that can be used with eVisionFactory, some of which are available in the public domain.

     EVISIONFACTORY-INTERNET BASED SERVICE AND SUPPORT SYSTEM

In the fall of 2000, we commenced development of a system for Internet based service and support of industrial systems. During the first half of 2001, we began to incorporate this system as part of eVisionFactory. The principal components of the system include the following:

- communication devices, to transmit messages between on-site personnel and a server operating at the industrial site;
- a server which controls communication within the industrial site, and which also connects to internet sites offering web based technical support; and
- web based technical support applications, queuing mechanisms, channel managers, and synchronization mechanisms designed to respond to technical inquiries over the Internet.

Initially, our Internet based service and support system will use networked computers to carry out its communication functions. We also plan to incorporate wireless communication features for use by on-site personnel. We plan to implement the wireless components of the system through universally accepted standards for short-range wireless communications, such as Bluetooth communications protocols or the 802.11b standard protocol. Both sets of protocols are used in implementing wireless networks, and are compatible with TCP/IP protocols used in transmitting data over the Internet. We do not yet have a timetable for completion of the wireless components.

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

We are developing software which will permit companies operating the Internet based service and support system to obtain the following types of support services in a secure manner:

- Fault Information Wizards. The wizards will ask the system operator a few simple questions aimed at identifying the nature of the problem and its location. The system then transmits the support request to the remote support facility. The technical support staff will acknowledge the receipt of the support request and respond by invoking one of three support mechanisms provided by the system;
- Two-way text chat capability. If the problem description is unclear from the request, the technical support person can initiate a chat session and ask specific questions to ascertain the true nature of the problem. The chat capability will be available from the eVF interface installed in the PC on the factory floor.
- Trouble-shooting Wizards. The system is capable of storing troubleshooting wizards for typical problems that can be transmitted to the system operator. The wizards are designed to guide the operator in a step-by-step fashion with the aid of clear schematics to resolve the fault;
- Remote Diagnostics. The system has been designed to enable the support person to take remote control of the vision system when offline and when permitted by the operator, to identify and resolve a problem.

We originally planned to use the Wizmaster program which we developed for Sideware systems to provide an automated "self-service" feature in our Internet based support system. We no longer plan to use this program with the eVF Internet based service and support system.

We plan initially to market our Internet based service and support system to users of our machine vision systems. However, our Internet based service and support system can be adapted for use with a variety of industrial manufacturing systems including industrial robotic systems. Accordingly, we also we plan to market the system through our alliance with ABB, to users of industrial robotic systems developed by ABB.

Investors are cautioned that our Internet based service and support system is in the development stage, and that we have no assurance that we will be able to complete technical development of the system, or to market the system successfully if it is completed.

     BRAINTRON PROCESSOR

In 1995, we developed the first generation of the BrainTron processor, which performs the functions of a training and matching module, as described above. The first generation BrainTron processor exists in hardware and software versions, both of which operate under the Windows NT operating system. Both versions can be used in final applications, although the software version was intended principally for initial testing. The hardware version is a plug-in computer card with five chips performing the following functions: communication with a host computer, control of data movement within the processor, generation of addresses to move data in memory, arithmetic operations, and random access memory (RAM).

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

During 1998, we commenced development of the second-generation BrainTron processor. The second generation BrainTron processor uses revised mathematical algorithms to perform the classification and training functions. In performing its classification function, the second generation BrainTron processor uses a different mathematical formula for measuring how well two vectors (representing a signature and a physical signature) match. In performing its training function, the second generation BrainTron processor adapts a system to new pieces of information in a way that is independent of the order in which the new pieces of information are received. We believe that the enhancements to the second-generation BrainTron processor allow it to carry out its classification and training functions more accurately and quickly.

The software version of the second generation BrainTron processor has been completed. We expect that the second-generation BrainTron processor will be available for use in robotic vision systems that we install in the future, if its features are required for those systems. We have not yet commenced development of a hardware version of the second generation BrainTron processor, and do not have definite plans as to when, or whether, a hardware version will be built.

     ODYSEE DEVELOPMENT STUDIO

During 1999, we completed development of the Odysee Development Studio
("Odysee").

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

We initially developed Odysee for internal use, as an internal development tool. We tried briefly to market Odysee, through a limited marketing program, as a development tool for use by other software companies and system integrators. To achieve this, we modified Odysee to include additional routines and functions, beyond those useful principally for machine vision systems. The additional routines included numerical calculation and statistical routines, to perform a variety of mathematical operations, and routines which manipulated large databases. Our attempts to market Odysee were not successful.

Development of Odysee has been funded in part by a grant from the National Research Council of Canada in the amount of $51,400.

The software by which Odysee links the various routines within its libraries is proprietary. However, we do not have proprietary ownership of the majority of the individual routines that can be used with Odysee, some of which are available in the public domain.

     COMPETITIVE POSITION-MACHINE VISION SYSTEMS

The Automated Imaging Association has identified various categories for companies operating in the vision systems industry. We believe that for purposes of analysing our competitive position, we would be classified as a merchant machine vision vendor.

According to data published by the AIA, of 257 companies operating in the machine vision systems market during 1999 (note: the AIA did not publish these statistics for 2000):

- 155 companies, versus 139 in 1998, operated with revenues of less than $5 million;
- 50 companies, versus 35 in 1998. operated with revenues in the range of $5-10 million;
- 21 companies, versus 18 in 1998, operated with revenues in the range of $10-20 million;
- 19 companies, versus. 11 in 1998, operated with revenues in the range of $20-30 million;
- 6 companies, versus 4 in 1998, operated with revenues in the range of $30-40 million; and
- 6 companies, versus 5 in 1998, operated with revenues in excess of $40 million.

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

We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the vision systems market have the capability of developing the kind of machine vision systems we develop. However, we also believe that:

- eVisionFactory will enable us to develop machine vision systems quickly and efficiently; and
- through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

RESEARCH AND DEVELOPMENT

During the year ended December 31, 1999 we incurred research and development expenses of $579,441, which included $204,800 paid to North Shore Circuit Design for work on the IMPAC board. During the year ended December 31, 2000, we incurred research and development expenses of $435,071, which included $87,751 paid to North Shore Circuit Design. During the year ended December 31, 2001, we incurred research and development expense of $404,482, none of which was paid to North Shore Circuit Design. Other than payments to North Shore Circuit Design, substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2002, our own employees will do substantially all of our research and development work.

INTELLECTUAL PROPERTY

We believe that software and related technical data which we have developed constitute intellectual property belonging to us. The software and technical data over which we assert intellectual property rights include principally the following:

- software we have written in developing our single camera 3D robot guidance system;
- software we have written and incorporated in eVisionFactory, including the software by which eVisionFactory links the various subroutines within its libraries;
- software we have written and incorporated in the Internet based service and support system included in eVisionFactory;
- software and design specifications incorporated in the second generation BrainTron processor;
- software routines which we develop from time to time in developing machine vision systems;
-  software written in developing the Wizmaster program; and
-  software we have written and incorporated in the Odysee Development
   Studio.

We have also registered the trademarks "Braintech" and "BrainTron" with the United States Patent and Trademark office.

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the METHOD AND APPARATUS FOR SINGLE CAMERA 3D VISION GUIDED ROBOTICS. This is the only instance in which we have applied for patent protection of our intellectual property.

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

Our ability to compete successfully will depend in part on our ability to protect our proprietary technology and information. Except for the patent application regarding our METHOD AND APPARATUS FOR SINGLE CAMERA 3D VISION GUIDED ROBOTICS described above, and apart from the Braintech and BrainTron trademarks, we have not applied for registration of intellectual property rights in respect of any of our software (although certain forms of legal protection, such as copyright ownership, are available without registration). Although we attempt to prevent improper disclosure of our proprietary technology, we cannot assure that the measures we take will be adequate, or that competitors will not be able to develop similar technology independently. Further, we can not assure that claims allowed on any patent we obtain will be broad enough to protect our technology, that any patent applications will ultimately be successful, or that foreign intellectual property laws will protect our intellectual property. We may have to resort to litigation to enforce or determine the validity and scope of our proprietary rights. Litigation of this nature would likely be expensive, and its outcome uncertain.

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

ITEM 2. DESCRIPTION OF PROPERTY

Effective July 15, 2001 we returned to office premises which we occupied previously at Unit 102, 930 West 1st Street, North Vancouver, B.C. From May 1995 to March 2001, we shared those premises with Sideware Systems Inc. In June 2001, Sideware vacated the premises, and entered into an agreement to sub-let a portion of the premises to a third party. We currently occupy the remainder of the premises, consisting of approximately 9,800 square feet. The annual rent for our portion of the premises is approximately $85,000 per year. In addition, we are responsible for costs relating to property taxes and common area maintenance, totalling approximately $27,000 per year.
The term of the lease expires August 31, 2003.

The lease for the premises at Unit 102-930 West 1st Street is in the name of TechWest Management Inc. The lease was made at a time when we shared the premises with Sideware Systems Inc., and we signed the lease as a co-covenantor, along with TechWest and Sideware. As co-covenantor on the original lease, we could also be legally responsible for rent relating to the portion of the premises which has been let to a third party, if Sideware Systems Inc. and the sub-tenant both fail to pay that rent. The additional rent for which we could be liable totals approximately $82,000 per year, inclusive of operating costs.

Our current premises at Unit 102-930 West 1st Street are suitable and adequate for our current and future anticipated research and development and production operations. Additional facilities at other locations will be occupied as dictated by our needs and growth.

We have vacated our previous office premises at Unit 113-980 West 1st Street, North Vancouver, B.C., and have no continuing financial obligations in respect of those premises.

ITEM 3.  LEGAL PROCEEDINGS

As at the date of this annual report, we are not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol "BNTI".

The following table shows the high and low sale prices for our common shares for the quarters indicated.

QUARTER                          HIGH               LOW              CLOSE
                                  ($)               ($)               ($)
                               --------          ---------         ---------

2001
 Fourth quarter                  0.28               0.13              0.13
 Third quarter                   0.36               0.13              0.15
 Second quarter                  0.33               0.10              0.31
 First quarter                   0.43               0.11              0.13

2000
 Fourth quarter                  0.37               0.14              0.15
 Third quarter                   0.59               0.26              0.27
 Second quarter                  2.0                0.53              0.53
 First quarter                   6.13               1.07              1.94

The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

As at March 20, 2002, we have 57,293,311 shares issued and outstanding. We have approximately 282 registered shareholders. Approximately 38.5 million shares are registered in the name of CEDE & Co., a depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 9,500 beneficial shareholders.

DIVIDEND POLICY

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter of 2001, we completed a private placement of 7,600,000 shares at a price of $0.15 per share. In addition, for every two shares purchased, each purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the 3,800,000 share purchase warrants for 6 months. The shares and warrants were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

Of the 7,600,000 shares issued pursuant to this private placement, 3,300,000 shares were issued February 26, 2001 at a price of $0.15 (equivalent to proceeds of $495,000) and 4,300,000 shares were issued March 15, 2001 at a price of $0.15 (equivalent to proceeds of $645,000). We received $730,000 of the proceeds from this private placement prior to December 31, 2000, and included this amount as "Additional paid-in capital" in our financial statements as at December 31, 2000. We received the balance of the proceeds during the first quarter of 2001. Purchasers in this private placement included the following directors and officers:

- Owen Jones, one of our directors, purchased 1,666,667 shares and 833,334 share purchase warrants;
- Edward White, one of our directors, purchased 666,667 shares and 333,334 share purchase warrants;
-  Beau J Holdings Ltd., a private holding company of Grant
   Sutherland, one of our directors, purchased 1,666,666 shares and 833,333 share purchase warrants.

Edward White issued a promissory note in the amount of $100,000 to us in payment of his shares and share purchase warrants. In accordance with an Agreement for Escrow of Share Certificate dated February 27, 2001, the share certificate and warrant certificate issued to Mr. White will remain in escrow until we receive full payment of the $100,000 from Mr. White.

On March 15, 2001, pursuant to a Mutual Release and Settlement
Agreement dated February 1, 2001, we issued 400,000 shares to JMF
Management Inc. in settlement of legal proceedings. The shares were issued pursuant to the exemption from registration set out in section 4(2) of the Securities Act.

On March 15, 2001, we issued 100,000 common shares Peter MacLean, a former employee. Mr. MacLean was entitled to the shares as a term of his employment agreement. The shares were issued pursuant to the exemption from registration set out in section 4(2) of the Securities Act.

On June 29, 2001, we issued 2,773,523 common shares at a price of $0.15 per share to Judy Jones, James Meyers and Babak Habibi pursuant to a private placement. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months. The shares and warrants were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act. Ms. Jones is the wife of Owen Jones, our Chief Executive Officer and one of our directors.

Mr. Habibi is our President and one of our directors. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and share purchase warrants.
He has signed an agreement to hold the share certificate and warrant certificate in escrow. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

As at the date of this annual report, none of the 5,186,766 share purchase warrants we issued in the first half of 2001 have been exercised.

On August 30, 2001, we issued 295,455 common shares at a price of $0.22 per share to a single arm's length investor pursuant to a private placement. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.27 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months. A finder's fee of $4,640 was paid to facilitate the transaction. The shares and warrants were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On September 6, 2001, we issued 25,000 common shares at a deemed value of $0.20 per share on account of consulting services rendered by Farid Rohani. Mr. Rohani is an accredited investor and the shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On October 31, 2001, we received from Owen Jones, our C.E.O. and director, the sum of $250,000 and on December 20, 2001 we received from Grant Sutherland, our Chairman and director, the sum of $64,516. These amounts have been recorded in additional paid-in capital as common stock subscriptions received. To the date of this annual report, no shares have been issued with regard to these subscriptions.

On January 4, 2002, we issued 100,000 common shares at a deemed value of $0.16 per share for public relations services rendered by Ogilvie Rothchild Inc. As the services had been rendered prior to December 31, 2001, we have recorded the amount as additional paid-in capital as at December 31, 2001. Ogilvie Rothchild Inc. is an accredited investor and the shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We have incurred aggregate net losses of approximately $10.0 million during the period from our inception on January 3, 1994, to December 31, 2001. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

We have generated total revenues, from inception on January 3, 1994 to December 31, 2001, in the amount of $246,901.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31,
2000

For the year ended December 31, 2001 we recorded revenue of $49,342. This amount included:

(a) $26,392 for a vision system used in the manufacture of plastic fuel tanks;
(b) $22,950 for a vision system used to locate and inspect automotive air conditioning systems.

     Both of these systems were sold through our alliance with ABB Flexible Automation.

Revenue for the year ended December 31, 2001, did not include $32,500 for an additional vision system used in the manufacture of plastic fuel tanks that was delivered in December 2001. In accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, we will recognize the revenue from this installation throughout fiscal 2002.

Cost of sales for the year ended December 31, 2001 were $13,830. This amount consisted of:

(a) $7,475 for equipment and installation costs relating to the fuel tank project;
(b) $6,355 for equipment and installation costs relating to the air conditioner project; and

Revenue from operations for the year ended December 31, 2000 was $140,049. This amount included:

(a) $65,786 for a brake shoe sorting and inspection system developed for Satisfied Brake Products Inc.;
(b)  $11,387 for the Wizmaster program developed for Sideware Systems
     Inc.;
(c) Approximately $44,000 from ABB for two vision systems used in the manufacture of plastic fuel tanks; and
(d) Approximately $18,000 from ABB for a vision system to identify and sort automotive transmission casing parts.

Cost of sales for the year ended December 31, 2000 were $53,581. This amount consisted of:

(a) $26,105 paid to a systems integrator working on the Satisfied Brake Products Inc. project; and
(b) Approximately $27,500 for equipment and expenses related to the projects that generated revenue from operations.

Research and development expenses decreased from $435,071 for the year ended December 31, 2000 to $404,482 for the year ended December 31, 2001. The decrease resulted principally from the following factors:

(a)  During the year ended December 3, 2000 we paid approximately
     $88,000 to North Shore Circuit Design for work on the IMPAC accelerator board. During 2001 we ceased work on the IMPAC accelerator board, in order to concentrate our efforts on developing our relationship with ABB. As a result, payments to North Shore Circuit design have ceased;
(b) Salaries and contract labour allocated to research and development increased from $327,275 to $372,177 for the year ended December 31, 2001.

Selling, general, and administrative expenses increased from $691,993 for the year ended December 31, 2000 to $1,462,937 for the year ended December 31, 2001. Several factors contributed to the increase. The principal factors were as follows:

(a) General and administrative salaries increased from approximately $189,000 to approximately $650,000, due to the hiring of approximately 10 additional general and administrative employees during the year ended December 31, 2001;
(b) Amortization expenses increased from $52,114 to $113,327, principally as a result of amortization charges in respect of approximately $155,000 in additional capital assets purchased during the year ended December 31, 2001. The capital assets purchased related mainly to the increase in our staff and the increase in the size of our office premises;
(c) Legal expenses increased from $72,965 to $171,864, principally due to the cost of filing a registration statement under the Securities Act of 1933;
(d) Filing and transfer fees decreased from $32,465 to $4,870. During the year ended December 31, 2000 we incurred filing fees of approximately $30,000 for the filing of a registration statement under the Securities Act of 1933 that was completed in 2001;
(e) During the year ended December 31, 2000 we incurred a foreign exchange loss of $19,431. The comparative figure for 2001 was $6,860. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars;
(f) During the year ended December 31, 2001, we paid $18,922 for investor relations services. There were no similar payments during 2000;
(g) Travel and trade show expenses increased from $6,329 to $66,951, principally as a result of attending the International Robots & Vision Show in Chicago in June 2001;
(h) Premises costs increased from $55,033 to $93,708, principally as a result of the relocation of our office premises to Unit 102 - 930 West 1st Street, North Vancouver, B.C.

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

- Amortization increased from approximately $42,500 to $52,000, as a result of a change in the amortization period with respect to computer hardware and also as a result in the increased expenditure on leasehold improvements;
- Filing and transfer fees increased from $12,213 to $32,465, principally as a result of costs incurred in filing a registration statement under the Securities Act of 1933;
-  Accounting and auditing expenses decreased from approximately
   $66,000 to approximately $59,000;
- Legal expenses decreased from approximately $77,000 to approximately $73,000;
- Investor relations costs increased from $19,528 to $51,430, almost all of the $51,430 related to costs incurred in distributing materials for our 2000 shareholders' meeting and in proxy tabulation costs;
- Travel and trade show costs decreased from approximately $41,000 to approximately $6,300, principally because we did not participate in industry trade shows during 2000;
- Premises costs increased from $33,353 to $55,033, principally as a result of our relocation to our new office premises located at Unit 113-980 West 1st Street, North Vancouver, B.C.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, we completed a private placement of 7,600,000 shares at a price of $0.15 per share. In addition, for every two shares purchased, each purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for 18 months at $0.20 per share. Net proceeds from the private placement were approximately $1.1 million.

On June 29, 2001 we completed a private placement of 2,773,523 common shares at a price of $0.15 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for 18 months at $0.20 per share. Net proceeds from the private placement were approximately $410,000.

On August 30, 2001 we completed a private placement of 295,455 common shares at a price of $0.22 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for 18 months at $0.27 per share. Net proceeds from the private placement were approximately $60,360.

We commenced a private placement of our securities in October 2001 at a price of $0.15 per share. In addition, the purchasers will receive one share purchase warrant for one year at $0.20 per share for each two shares purchased. On October 31, 2001 we received $250,000 and on December 20, 2001 we received $64,516 on account of this private placement. No securities have yet been issued in consideration of these funds. Subsequent to December 31, 2001, on January 30, 2002 we received $131,962, on February 6, 2002 we received $100,000, on February 26, 2002 we received $100,000, and on March 26, 2002 we received $100,000. No securities have yet to be issued in consideration of these funds.

As of March 26, 2002, inclusive of the private placement proceeds described above, our cash balance is approximately $140,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $160,000 per month. We base this estimate on the following data:

- As at March 20, 2002, we have 23 employees. Our salary costs are approximately $85,000 per month;
- For the year ended December 31, 2001 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $70,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $70,000 per month for the first half of 2002;
- We do not expect to incur contractor research and development expenses in 2002;
- During the year ended December 31, 2001 we incurred capital expenditures of approximately $154,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2001 and March 15, 2002, we incurred capital expenditures of approximately $148,000, principally for leasehold improvements, furniture and fixtures, computer equipment, and computer software related to the expansion of our staff. We do not expect to incur significant capital expenditures during the remainder of 2002 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period March 15, 2002 to June 30, 2002 will be approximately $500,000. Accordingly, at our current level of operation, our existing cash balances, together with the revenue generated by our sales to ABB and Axium, should be sufficient to pay our anticipated cash expenditures to approximately April 30, 2002. To continue as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by April 30, we face the risk that our business will fail.

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

CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the Securities and Exchange Commission issued cautionary advice regarding the disclosure of critical accounting policies. Critical accounting policies are those that our management believes are both most important to the portrayal of our financial condition and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

REVENUE RECOGNITION. We recognize revenue when there is a persuasive evidence of a contract, delivery has occurred, the fee is fixed or determinative, collection is reasonably assured, and there are no substantive performance obligations remaining. Any cash received in advance of meeting these criteria is recorded as deferred revenue on our balance sheet.

USE OF ESTIMATES. The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period Actual amounts may differ from these estimates.

STOCK-BASED COMPENSATION. We have elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned.

EFFECTS OF FOREIGN CURRENCY EXCHANGE RATES AND INFLATION

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2001 we incurred a foreign exchange loss of $6,860. The foreign exchange loss resulted principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2001 and December 31, 2000 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As at December 31, 2001 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2001 approximate their carrying values.

To December 31, 2001, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

ITEM 7.  FINANCIAL STATEMENTS

Each of the following items is contained in our consolidated financial statements, which are attached as an exhibit to our annual report.

-  Report of KPMG LLP Independent Auditors;
-  Consolidated Balance sheets as of December 31, 2001 and 2000;
- Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2001 and for the period from inception on January 3, 1994 to December 31, 2001;
- Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 3, 1994 to December 31, 2001;
- Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001 and for the period from inception on January 3, 1994 to December 31, 2001; and
-  Notes to Consolidated Financial Statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth certain information, as of March 20, 2002, with respect to our directors, executive officers and key employees.


     Name                   Age             Position

Owen L.J. Jones             50        Director, and Chief Executive Officer
Babak Habibi                30        Director, President, and Chief Operating Officer
W. Grant Sutherland         55        Director, Chairman of the Board of Directors and Secretary
James L. Speros             43        Director and Vice President
Edward A. White             57        Director, Chief Financial Officer, and Treasurer

OWEN L.J. JONES has been our President, Chief Executive Officer and a Director since December 1993. Prior to joining our Board of Directors, Mr. Jones was the V.P. Sales, Marketing and Technology of Evergreen International Technology Inc. which is now Sideware Systems Inc. Mr. Jones resigned from his position with Evergreen International Technology Inc. in December 1993. In May 1995 Mr. Jones was elected as a director of Evergreen International Technology Inc., and shortly thereafter assumed the responsibilities of President and Chief Executive Officer of that company. Between May 1995 and November 30, 2000, Mr. Jones divided his time and effort between our affairs and the affairs of Sideware Systems Inc. Mr. Jones resigned as the President of Sideware Systems Inc. on October 16, 2000, and as a director of Sideware Systems Inc. on November 30, 2000. Mr. Jones now works full time for Braintech, Inc. Mr. Jones is not a director of any other public companies.

W. GRANT SUTHERLAND was appointed one of our Directors, and Chairman of our Board of Directors, in November 1995. Mr. Sutherland is a licensed lawyer in the Province of British Columbia, and has been engaged in the private practice of law for 27 years, currently as a partner in the Vancouver law firm Sutherland Johnston. Mr. Sutherland was also a Director of Sideware Systems Inc. from May 1993 to March 20, 2002. Since November 1995, Mr. Sutherland has devoted the majority of his time and effort to our affairs and those of Sideware Systems Inc. Mr. Sutherland is not a director of any other public companies.

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

EDWARD A. WHITE was appointed as a Director and our Chief Financial Officer and Treasurer effective November 1, 2000. Mr. White has been a member of the British Columbia Institute of Chartered Accountants for 28 years and, for 23 of those years, Mr. White practiced as a self-employed chartered accountant serving clients in both the public and private sectors. Mr. White was a director of Sideware Systems Inc. from October 1995 to March 20, 2002, a director and officer of Bravo Resource Partners Ltd. since February 1987 and a director and officer of West African Venture Exchange Corp. since March 1993. Bravo Resource Partners Ltd. and West African Venture Exchange Corp. each trade on the Canadian Venture Exchange.

BABAK HABIBI was appointed as a Director and as our president effective June 19, 2001. Prior to his appointment as President, Mr Habibi was our Vice President of Engineering. Mr. Habibi supervises the design, development, and deployment of our machine vision systems, and has also been involved in the development of eVisionFactory. Mr. Habibi holds Bachelor's and Master's Degrees in Applied Science from the University of Waterloo.

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

Section 16(a) of the Exchange Act requires Braintech's Directors, executive officers and persons who own more than 10% of its common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership of its common stock. SEC regulations require Reporting Persons to give Braintech copies of all section 16(a) reports they file. Based solely on Braintech's review of copies of those reports or written representations from Reporting Persons, Braintech believes that during the last fiscal year ended December 31, 2001, all Reporting Persons complied with all applicable filing requirements except as follows:

- Grant Sutherland filed a Form 5 relating to transactions during 2001 on February 22, 2002, which was 8 days late. The Form 5 reported 2 transactions.
- Babak Habibi filed a Form 3, reporting his initial security holdings on October 25, 2001, 118 days late.
- Owen Jones filed a Form 5 relating to transactions during 2001 on March 29, 2002, 42 days late. The Form 5 reported one transaction, a purchase of shares and warrants in a private placement.
- Ted White filed a Form 5 relating to transactions during 2001 on March 29, 2002, 42 days late. The Form 5 reported one transaction, a purchase of shares and warrants in a private placement.

ITEM 10.  EXECUTIVE COMPENSATION

During our last completed fiscal year our only named executive officer was our Chief Executive Officer. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.


                                               SUMMARY COMPENSATION TABLE



                            Annual Compensation                Long Term Compensation
                            -----------------------    -------------------------------------
                                                                Awards               Payouts
                                                       -------------------------    ---------
                                                       Restricted     Securities
                                                         Stock        Underlying                   All Other
Name and Principal   Year   Salary    Bonus   Other     Awards       Options/SARs                Compensation
-------------------------------------------------------------------------------------------------------------
Owen Jones           2001   Nil        Nil     Nil        Nil             Nil           Nil          Nil
President, CEO and   2000   $30,000    Nil     Nil        Nil           200,000         Nil          Nil
Director             1999   $16,320    Nil     Nil        Nil            27,500         Nil          Nil


The following table sets forth information on grants of stock options to our Chief Executive Officer during our last fiscal year:


                                         OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                 Number of        Percent of total
                                securities          Options/SARs
                                underlying           granted to
                               Options/SARs      employees in fiscal   Exercise or base   Expiration   Grant date present
Name                             granted                year                price            Date          value(1)
-------------------------------------------------------------------------------------------------------------------------
Owen Jones                         Nil                   N/A                 N/A              N/A              N/A

(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

The following table sets out the options exercised by Mr. Jones during the last fiscal year.


                 AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION / SAR VALUES

                                                                    Number of securities
                                                                   underlying unexercised      Value of unexercised in-
                                                                   options/SARs at end of     the-money options/SARs at
                                                                         fiscal year              end of fiscal year
                        Shares acquired                           -------------------------   -------------------------
Name                      on exercise        Value realized       Exercisable/Unexercisable   Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Owen Jones                    Nil                 Nil                 1,727,500(1) / Nil              Nil(2)/ Nil

(1) The total of 1,727,500 options granted to Mr. Jones represents 1,500,000 options granted to Mr. Jones pursuant to a directors' resolution dated December 17, 1997, 27,500 options granted to Mr. Jones during the fiscal year ended December 31, 1999 and 200,000 options granted to Mr. Jones during the fiscal year ended December 31, 2000.

(2) The closing price for our shares on the OTC-Bulletin Board as of December 31, 2001 was $0.13.

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

BABAK HABIBI. Mr. Habibi receives a salary of $6,400 per month from us. Mr. Habibi also holds stock options to purchase 65,000 shares at a price of $0.20 and options to purchase 400,000 shares at a price of $0.25. Mr. Habibi receives no other compensation from us or any of our subsidiaries.

EDWARD A. WHITE. Mr. White receives a salary of $6,400 per month from us. Mr. White also holds stock options to purchase 500,000 shares at a price of $0.25 per share. Mr. White receives no other compensation from us or any of our subsidiaries.

JAMES L. SPEROS. Mr. Speros holds options to acquire 300,000 shares at $0.20 per share, but does not receive a salary from us. Mr. Speros receives no other compensation from us or any of our subsidiaries.

The aggregate amount of cash remuneration which we paid to our directors as a group, was approximately $120,000 during the fiscal year ended December 31, 2001. None of our directors receive any pension plan or similar benefits.

STOCK OPTIONS GRANTED TO OUR DIRECTORS

The following table shows the stock options held by our directors and officers as at December 31, 2001.


                                                                       Market
                                                                      Value of
                                                                     Underlying
                                                                      Shares at     Expiry
                    Options     Number       Number     Exercise       Date of       Date
Name                Granted   Exercised   Outstanding     Price         Grant       (m/d/y)
-------------------------------------------------------------------------------------------
Owen Jones          200,000       Nil        200,000      $0.25          $0.20      11/30/05
                  1,500,000       Nil      1,500,000      $0.20          $0.23      12/16/02
                     27,500       Nil         27,500      $0.20          $0.19      04/19/04

Grant Sutherland    200,000       Nil        200,000      $0.25          $0.20      11/30/05
                  1,500,000   1,420,000(1)    80,000      $0.20          $0.23      12/16/02
                     27,500       Nil         27,500      $0.20          $0.19      04/19/04

Babak Habibi        400,000       Nil        400,000      $0.25          $0.20      11/30/05
                    100,000      35,000       65,000      $0.20          $0.19      04/19/04

James Speros        300,000       Nil        300,000      $0.20          $0.20      04/19/04

Edward A. White     500,000       Nil        500,000      $0.25          $0.20      11/30/05

(1) Mr. Sutherland exercised options to acquire 300,000 shares at $0.20 per share in August 1998 and 1,120,000 shares at $0.20 per share in January 2000.

Mr. Habibi exercised options to acquire 35,000 shares at $0.20 per share in January 2000.

We do not have a long-term incentive plan, and have not granted any stock appreciation rights.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN RELATED BENEFICIAL OWNERS AND
MANAGEMENT

The following table shows certain information regarding beneficial ownership of common stock, as of March 15, 2002 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

                                                                PERCENTAGE OF SHARES
NAME AND ADDRESS                   NUMBER OF SHARES                    SHARES
OF BENEFICIAL OWNER              BENEFICIALLY OWNED(1)          BENEFICIALLY OWNED(1)
-------------------------------------------------------------------------------------
Owen L.J. Jones*(2)                    6,427,501                       10.75%
102 - 930 West. 1st Street
North Vancouver B.C.
Canada V7P 3N4

W. Grant Sutherland*(3)                3,942,499                        6.75%
1600 - 777 Dunsmuir St.
Vancouver B.C.
Canada V7Y 1K4

Babak Habibi*(4)                       1,325,001                        2.29%
102 - 930 West 1st Street
North Vancouver B.C.
Canada V7P 3N4

James L. Speros*(5)                      300,000                        0.52%
1111 Grand Hamptons Dr.
Herndon, Virginia
USA  20170

Edward A. White*(6)                    1,375,001                        2.37%
416-5 K de K Court
New Westminster B.C.
Canada V3M 6B6

All executive officers and            13,370,002                       21.36%
directors as a group (5
Persons)(7)


* Denotes Director of the Company
_________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2002 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 1,677,500 shares issuable pursuant to stock options and 833,334 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days. Figures stated for Mr. Jones exclude 1,666,667 shares and 833,334 share purchase warrants owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(3) Includes 257,500 shares issuable pursuant to stock options and 833,333 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(4) Includes 365,000 shares issuable pursuant to stock options and 333,334 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(5) Includes 300,000 shares issuable pursuant to stock options exercisable within 60 days.

(6) Includes 375,000 shares issuable pursuant to stock options and 333,334 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(7) Includes 2,975,000 shares issuable pursuant to stock options and 2,333,335 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have had several transactions with Sideware Systems Inc. Sideware is a software development company whose shares trade on the TSE and through the OTC-Bulletin Board. One of our five directors, James Speros is a director and shareholder of Sideware. Grant Sutherland, Edward White and Owen Jones were all previously directors of Sideware. Grant Sutherland and Edward White resigned as Sideware directors on March 20, 2002. Owen Jones resigned as Sideware's President effective October 16, 2000 and as a director effective November 30, 2000.

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

Prior to 1999, we shared the common costs equally with Sideware, under a cost sharing agreement made in October 1996.

In October 1999, we entered into a cost sharing and allocation agreement with Sideware. Under that agreement we agreed with Sideware Systems Inc. to re-allocate the common costs 20% to us and 80% to Sideware, effective from January 1, 1999. The reason for the reallocation of costs was the substantially greater level of business conducted by Sideware, and its corresponding greater use of the common premises and personnel.

Techwest Management Inc., a private management company in which Owen Jones and Grant Sutherland each hold a 50% interest, administered the shared costs between Sideware and us. Techwest Management Inc. passed on the shared costs through to us and to Sideware at its cost, without any markup.

From time to time, either our payments or those of Sideware Systems Inc. exceeded the proportionate share required under the cost sharing arrangement, giving rise to indebtedness between us, Sideware Systems Inc. and Techwest Management Inc. Through much of 1998 and 1999, we were indebted to Sideware Systems Inc., as we did not have sufficient cash available to pay our proportionate share of the common operating costs. As of March 15, 2002, there is no further inter-corporate indebtedness between Sideware and us.

During the second quarter of 2000, we moved our operations to premises located at Unit 113-980 West 1st Street, North Vancouver, V7P 3N4. We entered into a letter agreement with Sideware dated November 1, 2000 that allowed us to retain office space for four of our employees, and to utilize the services of some Sideware personnel during a transitional period which ended in March 2001. This arrangement terminated when Sideware vacated the premises on May 31, 2001.

     2.    PURCHASE OF COMPUTER EQUIPMENT

During the last three years, we have purchased computer equipment from Sideware that cost us approximately $21,000 in 1999, $19,400 in 2000 and $39,200 in 2001.

We previously purchased most of our computer equipment through Sideware Systems Inc. owing to favorable pricing on IBM equipment available to Sideware Systems Inc. Sideware Systems Inc. charged a markup on the initial purchases, but in most of the transactions passed the equipment on to us at cost.

     3.     WIZMASTER

We entered into a software development and license agreement dated September 20, 1999 with Sideware. Under that agreement, we developed a program named the "Wizmaster", for incorporation into Sideware's "Dr. Bean" program, now part of Sideware's Enterprise Interaction Suite. The Enterprise Interaction Suite is electronic customer relations management software that supports live chat over the Internet between companies and their customers. The purpose of the software is to permit companies to create customized knowledge trees. The knowledge trees specify nodes and links, corresponding to questions and possible responses which ultimately direct a customer to a response to his or her query or to a customer service representative.

Sideware agreed to pay for developing Wizmaster on a cost plus 10% basis. The total amount paid by Sideware was approximately $11,200, exclusive of taxes. Sideware acquired, at no further charge, a perpetual worldwide license to use Wizmaster in its products. We were prohibited from licensing Wizmaster to any other software developer but not to systems integrators, for a period of one year from December 1999. December 1999 was the date Wizmaster became generally available to purchasers of Sideware products. We are no longer prohibited from licensing Wizmaster to any other software developer.

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

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland is a partner. For the year ended December 31, 2000, Sutherland Johnston performed approximately, $38,000 worth of legal services for us. For the year ended December 31, 2001, Sutherland Johnston performed approximately, $136,000 worth of legal services for us.

During our last three fiscal years and first quarter of 2002 Grant Sutherland has directly or indirectly acquired the following shares in private placements:

- 1,000,000 shares at a price of $0.15 per share in a private placement conducted in March 1999;
- 1,000,000 shares at a price of $0.15 per share in a private placement conducted in September 1999;
- 135,000 shares at a price of $0.15 per share in a private placement conducted in October 1999;
- 150,000 shares at a price of $0.60 per share in a private placement conducted in December 1999; and;
- 1,666,666 shares at a price of $0.15 per share in a private placement conducted in last quarter of 2000 and first quarter of 2001. For each two shares purchased, Beau J Holdings Ltd., a private company owned by Mr. Sutherland, received one share purchase warrant, which entitles the company to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months.

In addition, in December 2001, Grant Sutherland advanced $64,516 and in January 2002 he advanced $56,962 as share subscriptions received for a future private placement. To date no shares have been issued.

During our last three fiscal years and first quarter of 2002 Owen
Jones has directly acquired the following shares in private placements:

- 1,000,000 shares at a price of $0.15 per share in a private placement conducted in March 1999; and
- 1,666,667 shares at a price of $0.15 per share in a private placement conducted in last quarter of 2000 and first quarter of 2001. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months.

In addition, in October 2001, Owen Jones advanced $250,000, in January 2002 he advanced $75,000, in February 2002 he advanced $200,000, and in March 2002, he advanced $100,000 as share subscriptions received for a future private placement. To date no shares have been issued.

In addition, in June 2001 Judy Jones, wife of Owen Jones, acquired 1,666,667 shares at a price of $0.15 per share. For each two shares purchased, Mrs. Jones received one share purchase warrant, which entitles her to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months.

During the first quarter of 2001, Edward White acquired 666,667 shares in a private placement. Mr. White provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is February 27, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. White received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months. If Mr. White fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

In June 2001, Babak Habibi acquired 666,667 shares in a private placement. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is June 26, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. Habibi received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants for 6 months. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

ITEM 13.   INDEX TO EXHIBITS AND REPORTS ON FORM 8-K


Number	    Exhibit
--------    ----------

3.1(1)      Articles of Incorporation, dated February 27, 1987
3.2(1)      Articles of Amendment, dated July 14, 1998
3.3(1)      Articles of Amendment, dated June 28, 1990
3.4(1)      Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)      Articles of Amendment of the Company, dated April 6, 1993
3.6(1)      Articles of Amendment of the Company, dated December 6, 1993
3.7(8)      Restated Articles of Incorporation of the Company dated
            June 1, 2000
3.8(1)      By-Laws of the Company
3.9         Amendment to By-Laws of the Company
4.1(1)      Specimen Stock Certificate
4.2(2)      1997 Stock Option Plan
4.3(2)      2000 Stock Option Plan
4.4(7)      Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)     License Agreement between the Company and Willard W. Olson, dated January 5, 1995.


10.2(4) Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1) Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest
            Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)     Software Development and License Agreement dated September
            20, 1999 between the Company and Sideware Systems Inc.
10.5(4)     Lease effective as of July 1, 1999 between the Company,
            Techwest Management Inc., Sideware Systems Inc. and Pacific
            Centre Leaseholds Ltd.
10.6(4) Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems
            Inc., and SJM Management Ltd.
10.7(5) Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)     Letter agreement with Sideware Systems Inc. dated
            November 1, 2000
10.9(7) Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7) Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)    Assignment Agreement between Pacific Centre Leaseholds Ltd.,
            Techwest Management Inc., Sideware Systems Inc. and the
            Company dated January 1, 2001
10.12(7)    Mutual Release and Settlement Agreement between Manfred
            Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7) Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7) Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.15(8)    Agreement for Escrow of Share Certificate and Promissory
            Note between Babak Habibi and the Company dated June 21, 2001
10.16       Letter for Resumption of Premises at 102-105 930 W. 1st Street,
            North Vancouver, June 14, 2001
10.17       Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street,
            North Vancouver, June 25, 2001
10.18       Memorandum of Understanding with Marubeni Corporation
11.1        Computation of net loss per share
21.1        Subsidiaries of the Registrant

(1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
(4) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 1999 filed November 15, 1999.
(5) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.
(6) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 2000 dated November 9, 2000.
(7) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001.
(8) Exhibit already on file - exhibit to our Form S-1/A registration statement filed July 3, 2001.

We filed one report on Form 8-K during the third quarter of the period covered by this annual report. We filed a Form 8-K as of July 11, 2001, to advise of the appointment of Babak Habibi as director, Chief
Operating Officer, and President of the Company. The appointments took effect as of June 19, 2001.


                               SIGNATURES


In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2002              Braintech, Inc.


                                   "Grant Sutherland"
                                   ------------------------------
                                   by:
                                   W. Grant Sutherland
                                   Chairman of the Board of Directors


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


Signature                   Title                           Date

"Owen Jones"             Chief Executive Officer,          March 28, 2002
------------------       Director
Owen L.J. Jones          (Principal Executive Officer)


"Grant Sutherland"       Chairman of the Board,            March 28, 2002
-------------------      Director
W. Grant Sutherland

"Edward White"           Chief Financial Officer,          March 28, 2002
-------------------      Director
Edward A. White          (Principal Financial and
                         Accounting Officer)
















                    Consolidated Financial Statements
                    (Expressed in U.S. dollars)

                    BRAINTECH, INC.
                    (A Development Stage Enterprise)

                    Years ended December 31, 2001, 2000 and 1999
                    Period from inception on January 3, 1994 to December 31,
                    2001

KPMG LLC
CHARTERED ACCOUNTANTS
Box 10426 777 Dunsmuir Street
Vancouver BC V7Y 1K3
Canada

AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the accompanying consolidated balance sheets of Braintech, Inc. (a development stage enterprise) as at December 31, 2001 and 2000 and the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception on January 3, 1994 to December 31, 2001 and stockholders' equity (deficit) for the period from inception on January 3, 1994 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception on January 3, 1994 to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incyrred recurring losses from operations and used cash in operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"KPMG LLP"

Chartered Accountants

Vancouver, Canada

February 7, 2002, except for note 13
which is as of March 26, 2002

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. dollars)

December 31, 2001 and 2000


=======================================================================================
                                                              2001                 2000
---------------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                         $      101,880         $    899,573
  Short-term investments                                         -                6,929
  Accounts receivable                                       72,215                6,878
  Inventory                                                 35,467                3,369
  Due from related companies (note 4(a))                         -               28,010
  Prepaid expenses                                          28,247               10,121
  Deferred costs                                             7,765                    -
  -------------------------------------------------------------------------------------
                                                           245,574              954,880

Deposit on lease                                                 -                2,297

Fixed assets (note 5)                                      175,047              176,895
---------------------------------------------------------------------------------------
                                                    $      420,621       $    1,134,072
=======================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities          $     127,664        $       50,686
  Deferred revenue                                         32,500                     -
  -------------------------------------------------------------------------------------
                                                          160,164                50,686
Stockholders' equity:
  Common stock (note 6):
    Authorized:  200,000,000 shares,
    with $0.001 par value
    Issued:  56,793,311 shares (2000 - 45,599,333)
    To be issued (note 6(f) and 8(a)):  100,000 shares
      (2000 - 400,000)                                     56,793                45,599
  Additional paid-in capital (note 6(d))               10,234,640             9,202,233
  Deferred stock-based compensation                       (10,000)                    -
Deficit accumulated prior to the development stage        (58,800)              (58,800)
Deficit accumulated during the development stage       (9,962,176)           (8,105,646)
  -------------------------------------------------------------------------------------
                                                          260,457             1,083,386
  -------------------------------------------------------------------------------------
                                                    $     420,621        $    1,134,072
=======================================================================================


Future operations (note 2)
Contingencies (notes 4(a)(i) and 8)
Commitments (note 9)
Subsequent events (notes 6(f) and (g) and 13)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

                                                                    Chief
"Babak Habibi"                              "Edward A. White"       Financial
----------------------- President          ------------------------ Officer

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. dollars)



==========================================================================================
                                   Period from
                                  inception on
                               January 3, 1994
                               to December 31,               Years ended December 31,
                                          2001           2001          2000           1999
------------------------------------------------------------------------------------------

Sales                             $    246,901   $     49,342   $   140,049   $          -
Cost of sales                           97,416         13,830        53,581              -
------------------------------------------------------------------------------------------
Gross margin                           149,485         35,512        86,468              -

Operating expenses:
  Consulting and contractors           736,561              -             -              -
  Research and development
  (note 10)                          2,997,254        404,482       435,071        579,441
Selling, general and
    administrative (note 11)         6,119,142      1,462,937       691,993        650,715
  ----------------------------------------------------------------------------------------
                                     9,852,957      1,867,419     1,127,064      1,230,156
------------------------------------------------------------------------------------------
Operating loss                      (9,703,472)    (1,831,907)   (1,040,596)    (1,230,156)

Non-operating:
  Interest income                       44,938         18,345        26,593              -
  Loss on settlement of
    litigation (note 8(a))            (100,000)             -      (100,000)             -
  Loss on disposal of fixed
    assets                             (69,022)       (42,968)            -         (5,918)
  Write-down of investments           (100,000)             -             -              -
  Write-down of intangible assets      (17,189)             -             -              -
  Write-down of organization costs     (17,431)             -             -              -
  ----------------------------------------------------------------------------------------
                                      (258,704)       (24,623)      (73,407)        (5,918)
------------------------------------------------------------------------------------------
Loss for the period               $ (9,962,176)  $ (1,856,530)  $(1,114,003)  $ (1,236,074)
==========================================================================================
Loss per share information:
  Basic and diluted               $      (0.34)  $      (0.04)  $     (0.03)  $      (0.03)

==========================================================================================

Weighted average number of
  common shares outstanding         28,993,593     52,246,904    43,737,333     36,076,379
==========================================================================================


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Expressed in U.S. dollars)

===========================================================================================================================
                                                                                     Deficit         Deficit
                                                                                 accumulated     accumulated         Total
                                    Common Stock    Additional    Deferred      prior to the      during the  stockholders'
                                  ---------------    paid-in     stock-based     development     development        equity
                               Number of             capital     Compensation          stage           stage     (deficit)
                               Shares     Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1994       17,400,000 $ 17,400  $ 1,039,271  $         -    $   (58,800)      $         -  $   997,871

Loss for the period                     -        -            -	           -              -        (1,006,716)  (1,006,716)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994     17,400,000   17,400    1,039,271            -        (58,800)       (1,006,716)      (8,845)

Loss for the year                       -        -            -            -              -          (748,310)    (748,310)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995     17,400,000   17,400    1,039,271            -        (58,800)       (1,755,026)    (757,155)

Common stock transactions
  (net of issue costs):
  Issued for cash at $0.1895
    per share                     950,000      950      173,440            -              -                 -      174,390
  Issued for cash at $0.25
    per share                     733,333      733      183,167            -              -                 -      183,900
  Issued for cash at $0.20
    per share                   3,000,000    3,000      592,500            -              -                 -      595,500
  Shares issued for services
    rendered                    1,200,000    1,200      238,800            -              -                 -      240,000
Loss for the year                       -        -	      -            -              -          (959,945)    (959,945)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     23,283,333   23,283    2,227,178            -        (58,800)       (2,714,971)    (523,310)

Common stock transactions (net
  of issue costs):
  Issued for cash at $0.20
    per share                   2,000,000    2,000      396,991            -              -                 -      398,991
  Issued for cash at $0.15
    per share                   1,000,000    1,000      148,279            -              -                 -      149,279
  Shares issued for services
    rendered                      300,000      300       59,700            -              -                 -       60,000
  Compensatory benefit of
    employee stock options              -        -	200,000            -              -                 -      200,000
Loss for the year                       -        -            -            -              -          (930,042)    (930,042)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997     26,583,333   26,583    3,032,148            -        (58,800)       (3,645,013)    (645,082)

Common stock transactions (net
  of issue costs):
  Issued for cash at $0.25
    per share                   1,600,000    1,600      398,400            -              -                 -      400,000
  Issued for cash at $0.20
    per share                   2,188,000    2,188      435,412            -              -                 -      437,600
  Compensatory benefit of
    employee stock options              -        -      927,800            -              -                 -      927,800
Loss for the year                       -        -            -            -              -        (2,110,556)  (2,110,556)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998     30,371,333   30,371    4,793,760            -        (58,800)       (5,755,569)    (990,238)

Common stock transactions (net of
  issue costs):
  Issued for cash at $0.15
    per share                   9,800,000    9,800    1,433,950            -              -                 -    1,443,750
  Issued for cash at $0.20
    per share                     157,000      157       31,243            -              -                 -       31,400
  Issued for cash at $0.60
    per share                   1,010,000    1,010      604,990            -              -                 -      606,000
  Common stock subscriptions            -        -      110,270            -              -                 -      110,270
  Subscriptions receivable              -     (110)     (65,890)           -              -                 -      (66,000)
  Compensatory benefit of
    employee stock options              -        -        2,000            -              -                 -        2,000
Loss for the year                       -        -            -            -              -        (1,236,074)  (1,236,074)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999,
  carried forward              41,338,333   41,228    6,910,323            -        (58,800)       (6,991,643)     (98,892)


BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Continued) (Expressed in U.S. dollars)

===========================================================================================================================
                                                                                     Deficit         Deficit
                                                                                 accumulated     accumulated         Total
                                    Common Stock    Additional    Deferred      prior to the      during the  stockholders'
                                  ---------------    paid-in     stock-based     development     development        equity
                               Number of             capital     Compensation          stage           stage     (deficit)
                               Shares     Amount
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999,
  carried forward              41,338,333 $ 41,228  $ 6,910,323  $         -    $   (58,800)      $(6,991,643) $   (98,892)

Common stock issued for cash
  at $0.20 per share (net of
  share issue costs)            3,976,000    3,976      790,305            -              -                 -      794,281
Subscriptions received in cash          -      110       65,890            -              -                 -       66,000
Settlement of litigation                -        -      606,000            -              -                 -      606,000
Common stock issued for cash
  on subscriptions	          285,000      285         (285)           -              -                 -            -
Common stock subscriptions
  received in cash                      -        -      730,000            -              -                 -      730,000
Common stock to be issued in
  settlement of legal claim             -        -      100,000            -              -                 -      100,000
Loss for the year                       -        -            -            -              -        (1,114,003)  (1,114,003)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     45,599,333 $ 45,599  $ 9,202,233   $        -    $   (58,800)      $(8,105,646) $ 1,083,386

Common stock issued for
  promissory notes (note 6(e))  1,333,334    1,334      198,666            -              -                 -      200,000
Less: Promissory notes
  receivable for subscription
  of common shares (note 6(e))          -        -     (200,000)           -              -                 -     (200,000)
Common stock issued for
  settlement of legal claim
  (note 8(a))                     400,000      400         (400)           -              -                 -            -
Common stock issued for cash
  at $0.15 per share (net of
  share issue costs and share
  subscriptions received in
  2000)                         9,040,189     9,040     607,685            -              -                 -      616,725
Common stock issued for cash
  at $0.22 per share (net of
  share issue costs)              295,455       295      60,065            -              -                 -       60,360
Shares issued for services
  rendered                        125,000       125      23,875            -              -                 -       24,000
Common stock subscriptions
  received in cash (note 13)            -         -     314,516            -              -                 -      314,516
Common stock to be issued for
  services rendered (note
  (6(f))                                -         -      16,000                                                     16,000
Deferred stock-based
  compensation                          -         -      12,000      (12,000)             -                 -            -
Amortization of deferred
  stock-based compensation              -         -           -        2,000              -                 -        2,000
Loss for the year                       -         -           -            -              -        (1,856,530)  (1,856,530)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001     56,793,311 $ 56,793  $l0,234,640   $  (10,000)   $   (58,800)      $(9,962,176) $   260,457


BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)



=============================================================================================================
                                                Period from
                                               inception on
                                            January 3, 1994
                                            to December 31,                  Years ended December 31,
                                                       2001            2001             2000            1999
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                     $ (9,962,176)   $ (1,856,530)   $  (1,114,003)  $  (1,236,074)
  Items not involving cash:
   Amortization                                     245,399         113,327           52,114          42,503
   Bad debt                                          75,108               -                -               -
   Loss on disposal of fixed assets                  69,022          42,968                -           5,918
   Write-down of investments                        100,000               -                -               -
   Write-down of intangible assets                   17,189               -                -               -
   Write-down of organization costs                  17,431               -                -               -
   Shares issued for services rendered              324,000          24,000                -               -
   Shares to be issued for services rendered         16,000          16,000                -               -
   Shares issued for satisfaction of legal
     claim                                          100,000               -          100,000               -
   Compensatory benefit of employee
     stock options                                1,131,800           2,000                -           2,000
Changes in non-cash operating working capital:
   Inventory                                        (35,467)        (32,098)	           -          (3,369)
   Accounts receivable                              (72,215)        (65,337)           9,311           6,244
   Prepaid expenses                                 (28,247)        (18,126)          (2,729)          4,952
   Deferred cost of sales                            (7,765)         (7,765)               -               -
   Accounts payable and accrued liabilities         114,132          76,978          (37,024)          3,709
   Deferred revenue                                  32,500          32,500          (21,506)         21,506
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities            (7,863,289)     (1,672,083)      (1,013,837)     (1,152,611)

Cash flows from investing activities:
   Deposit on lease                                       -           2,297           (2,297)              -
   Purchase of marketable securities               (100,000)              -                -               -
   Purchase of short-term investments                     -           6,929                -          (6,929)
   Purchase of fixed assets                        (529,915)       (154,447)        (136,305)       (107,394)
   Proceeds from notes receivable                  (130,181)              -                -               -
   Proceeds from disposal of real estate            306,752               -                -               -
   Proceeds from disposal of fixed assets            41,506               -           41,506               -
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities              (411,838)       (145,221)         (97,096)       (114,323)

Cash flows from financing activities:
   Notes receivable                                  55,073               -                -               -
   Borrowings from directors and officers             7,304               -           10,130               -
   Due (to) from related companies                  (11,626)         28,010          (14,366)       (456,504)
   Mortgages payable                               (207,739)              -                -               -
   Share subscriptions received                     314,516         314,516          730,000         110,270
   Subscriptions receivable                               -               -           66,000         (66,000)
   Common shares issued, net of issue costs       7,975,367         677,085          794,281       2,081,150
  -----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities      8,132,895       1,019,611        1,586,045       1,668,916
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                     (142,232)       (797,693)         475,112         401,982

Cash and cash equivalents, beginning of
   period                                           244,112         899,573          424,461          22,479
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $   101,880    $    101,880   $      899,573   $     424,461
=============================================================================================================

Supplemental information:
  Cash paid for interest                        $      3,797   $          -    $           -   $         895
  Cash paid for taxes                           $          -   $          -    $           -   $           -
Non-cash financing activities:
  Shares issued for services rendered           $    316,000   $     16,000    $           -   $           -
  Shares issued for satisfaction of legal claim $    500,000   $    400,000    $     100,000   $           -
  Shares issued for promissory notes            $    200,000   $    200,000    $           -   $           -
=============================================================================================================


See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

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

2.  Future operations:

    During the year ended December 31, 2001, the Company incurred an operating loss of $1,856,530 and used cash in operating activities of $1,672,083. From inception of the business on January 3, 1994, the Company has incurred cumulative operating losses of $9,962,176 and used cash for operating activities of $7,863,289.

    These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has not generated significant revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its strategic sales alliance with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company's intention to focus on developing this alliance and on becoming their principal supplier of vision systems, raising financing and achieving profitable operations.

    Depending on the Company's ability to develop sales through this alliance, the Company may need to raise additional capital through public or private financings which may not be available on reasonable terms. Subsequent to year-end, and to March 26, 2002, the Company has received $431,962 for a future private placement at the date of this audit report (note 13). The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Significant accounting policies:

    (a)  Basis of presentation:

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, Braintech Canada, Inc., incorporated as Brainware Systems Inc., under the Company Act (British Columbia) on March 30, 1994. All material intercompany balances and transactions have been eliminated.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

3.  Significant accounting policies (continued):

    (a)  Basis of presentation (continued):

         To December 31, 2001, for United States of America accounting and reporting purposes, the Company is considered to be in a development stage as it was devoting substantial efforts to developing its business operations. Commencement of the development stage is considered to have occurred on January 3, 1994 when the Company began operations as a high-technology development company.

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

    (e)  Advertising costs:

         Advertising costs are expensed as incurred and totaled $16,811, nil, $1,950 and $10,786, during the period from inception on January 3, 1994 to December 31, 2001 and the years ended December 31, 2001, 2000 and 1999, respectively.

    (f)  Inventory:

         Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in-first-out basis. Cost includes laid-down cost which is the cost of materials and other applicable direct costs.

    (g)  Revenue recognition:

         The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition".

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

3.  Significant accounting policies (continued):

    (g)  Revenue recognition (continued):

         Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue. During the last quarter of 2001, the Company made a sale of $32,500 which has been deferred, together with related costs, as it did not meet all of the revenue recognition criteria under SOP 97-2.

    (h)  Warranty costs:

         The Company accrues warranty costs based on managements' best estimate and they are amortized over one year from the date of sale.

    (i)  Fixed assets:

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


    (j)  Use of estimates:

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

    (k)  Foreign currency:

         The Company's functional currency is the United States dollar. Assets and liabilities denominated in a foreign currency have been translated into the functional currency at rates of exchange in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates during the year. Exchange gains and losses are included in operations.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

3.  Significant accounting policies (continued):

    (l)  Stock-based compensation:

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

    (m)  Income taxes:

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

    (n)  Loss per share:

         Loss per share is calculated based on the weighted average number of shares outstanding.

         As the effect of outstanding options is anti-dilutive, diluted loss per share does not differ from basic loss per share.

    (o)  Comprehensive income:

         Net income for the Company is the same as comprehensive income.

    (p)  Comparative figures:

         The Company has reclassified certain of the figures presented for comparative purposes to conform to the financial statement presentation adopted in the current year.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

4.  Related party balances and transactions:

    (a)  Due (to) from related companies:

         During the periods presented, the Company has had several transactions with Sideware Systems Inc. ("Sideware").
         Sideware is under the direction of common directors and principal shareholders. However, the companies' businesses are separate. The companies raise their financing separately and do not share the proceeds from their separate issuances of securities. The companies also are developing and own separate technology and generate sales from different customers.

         Transactions with Sideware during the last three fiscal years have been as follows:

         (i)  Cost sharing agreement:

              The Company previously shared all of its office premises and some personnel with Sideware. Prior to 1999, costs were shared equally with Sideware. In October 1999, a new agreement was made to reallocate common costs 80% to Sideware and 20% to the Company retroactive to January 1, 1999.

              TechWest Management Inc. ("TechWest"), which is under the control of common directors, administered the shared costs between Sideware and the Company. Techwest passed on the shared cost through to the Company and Sideware at its cost, without any markup.

              This cost sharing agreement was replaced on November 1, 2000 with an agreement providing for the use by the Company of a portion of the formerly shared premises and for the use of the services of Sideware personnel. Payments under the agreement were approximately $5,200 per month. This agreement terminated in March 2001.

              In June 2001, Sideware vacated the premises, and entered into an agreement to sub-let a portion of the premises to a third party. Effective July 15, 2001, the Company returned to the original office premises previously shared with Sideware. The Company currently occupies the remainder of the premises. The annual rent for the Company's portion of the premises is approximately $112,000 per year. The term of the lease expires August 31, 2003.

              As co-covenantor on the original lease, the Company could also be legally responsible for rent relating to the portion of the premises which has been let to a third party, if Sideware and the sub-tenant both fail to pay that rent. The additional rent for which the Company could be liable totals approximately $82,000 per year, inclusive of operating costs.

              Amounts due to (from) related companies result from the intercompany expense allocations, cash advances, monthly charges for office and personnel use, and the sale of leasehold improvements (note 4(a)(iii)).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

4.  Related party balances and transactions (continued):

    (a)  Due (to) from related companies (continued):

         (ii)  Purchase of computer equipment:

               During the three year period ended December 31, 2001, the Company purchased computer equipment from Sideware at a cost of approximately $21,000, $19,400, and $39,200 respectively.

         (iii) Sale of leasehold improvements:

               On September 30, 2000, the Company entered into an agreement with Sideware for the sale of leasehold improvements at their net book value of $41,506 which management estimates is also the fair market value.

         (iv)  Sale of product:

               During the year ended December 31, 2000, a product sale of $11,387 (1999 - nil) was made to Sideware.

    (b)  Transactions with directors and officers:

         During the year, the Company was charged $136,157 (2000 - $65,389; 1999 - $68,375) for management and consulting services provided by directors and officers. These charges are included in selling, general and administrative expenses.

    (c)  Due from related party:

         Included in accounts payable and accrued liabilities is $98,901 (2000 - $2,850) due to a company owned by a director.

5.  Fixed assets:

    ================================================================
                                           Accumulated      Net book
    December 31, 2001            Cost     amortization         value
    ----------------------------------------------------------------

    Furniture and fixtures  $  75,568      $    21,496    $   54,072
    Computer equipment        165,660           83,165        82,495
    Computer software          32,483            9,988        22,495
    Leasehold improvements     20,538            4,553        15,985
    ----------------------------------------------------------------
                            $ 294,249      $   119,202    $  175,047
    ================================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

5.  Fixed assets (continued):

    ================================================================
                                           Accumulated      Net book
    December 31, 2000            Cost     amortization         value
    ----------------------------------------------------------------

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
    ================================================================

    During the year ended December 31, 2001, the Company wrote down fixed assets by $42,968 (2000 and 1999 - nil) to reflect the lower of cost and fair market value.

6.  Common stock:

    (a) At the annual general meeting of the Company on May 17, 2000, the stockholders approved an increase in the authorized share capital of the company from 50,000,000 common shares to 200,000,000 common shares having a par value of $0.001 each.

    (b) Of the common stock issued at December 31, 2001, 1,820,455 shares (2000 - 1,875,000; 1999 - 12,595,000) are subject to trading restrictions of up to one year following issue unless a registration statement is filed qualifying the shares for distribution. These include the 1,500,000 shares retained by the Company, as described in note 6(c).

    (c) 5,500,000 common stock were issued for technology in 1993 and recorded at a par value of $5,500. 1,500,000 of these shares have been retained by the Company because the development of the technology has not been completed.

    (d) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.

    (e) During the year ended December 31, 2001, the Company issued 1,333,334 common stock as part of two private placement financings for promissory notes of $200,000. The notes are receivable from officers of the Company. These promissory notes are unsecured, without interest and payable on demand.

    (f) During the year ended December 31, 2001, the Company entered into an agreement with a consulting company to obtain services in exchange for common stock of the Company. As at December 31, 2001, 100,000 common stock was owed at a value of $16,000. The common stock was issued subsequent to year-end.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

6.  Common stock (continued):

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

         Subsequent to year-end, effective January 2, 2002 and January 11, 2002, the Company granted a total of 95,000 stock options having an exercise price of $0.25 per share. The options vest periodically over a two year period; 25,000 expire on January 1, 2007 and the remaining 70,000 expire on January 10, 2007.

         (i) A summary of the Company's stock option activity is as follows:

      ==============================================================
                                                            Weighted
                                        Number               average
                                     of shares        exercise price
      --------------------------------------------------------------

      Balance, December 31, 1998     5,432,000               $ 0.20
      Options granted                1,165,000                 0.20
      Options exercised               (157,000)                0.20
      Options cancelled/expired        (35,000)                0.20

      Balance, December 31, 1999     6,405,000                 0.20
      Options granted                2,425,000                 0.25
      Options exercised             (3,976,000)                0.20
      Options cancelled/expired       (100,000)                0.20

      Balance, December 31, 2000     4,754,000                 0.23
      Options granted                1,040,000                 0.25
      Options exercised                      -                    -
      Options cancelled/expired       (491,500)                0.24
      --------------------------------------------------------------
      Balance, December 31, 2001     5,302,500               $ 0.23
      ==============================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

6.  Common stock (continued):

    (g)  Stock options (continued):

         (ii) Additional information regarding options outstanding as at December 31, 2001 is as follows:


               =====================================================================================
                                                    Outstanding                     Exercisable
                                 ---------------------------------------     -----------------------
                                                      Weighted
                                                       average   Weighted                   Weighted
                                                     remaining    average                    average
                                      Number       contractual   exercise           Number  exercise
               Exercise prices     of shares      life (years)      price        of shares     price
               -------------------------------------------------------------------------------------

               $ 0.20              2,237,500              1.35     $ 0.20        2,237,500    $ 0.20
               $ 0.25              3,065,000              4.03       0.25        1,351,250      0.25
               -------------------------------------------------------------------------------------
                                   5,302,500              2.90     $ 0.23        3,588,750    $ 0.22
               =====================================================================================

         (iii) Stock-based compensation:

               With respect to the stock options granted from inception through December 31, 2001, the Company recorded stock-based compensation of $1,131,800.

               As indicated in note 3(l), the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based
               Compensation" ("FAS 123"). Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company's net loss and net loss per share would have been as indicated below:


               ============================================================================================
                                                Period from
                                               inception on
                                            January 3, 1994
                                            to December 31,                Years ended December 31,
                                                       2001          ---------------------------------
                                                                     2001           2000          1999
              ---------------------------------------------------------------------------------------------
               Net loss:
                 As reported                  $   (9,962,176)   $  (1,856,530) $  (1,114,003) $ (1,236,074)
                 Proforma                        (11,357,008)      (1,900,918)    (1,219,195)   (1,423,903)

               ============================================================================================

               Basic and diluted net loss per
               share:
                 As reported                         $ (0.34)         $ (0.04)       $ (0.03)      $ (0.03)
                 Proforma                              (0.39)           (0.04)         (0.03)        (0.04)

               ============================================================================================

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)


Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

6.  Common stock (continued):

    (g)  Stock options (continued):

         (iii) Stock-based compensation (continued):

               The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:



               ===============================================================

                                                       Options
                                                 ------------------
                                               Interest
                                                   Rate     Term   Volatility
              ----------------------------------------------------------------

              Years ended:
                 December 31, 2001                4.07%    2 yrs          80%
                 December 31, 2000                6.05%    2 yrs          70%
                 December 31, 1999                5.88%    5 yrs         120%
              ===============================================================



          ====================================================================
                                          Weighted average        Weighted average
                                           exercise price	       fair value
                                             December 31,            December 31,
                                     ----------------------     ----------------------
                                     2001     2000     1999     2001     2000     1999
          ----------------------------------------------------------------------------

           Exercise price is
            less than fair value
            on grant date           $   -    $   -   $ 0.20    $   -	$   -   $ 0.18
           Exercise price
            exceeds fair value
            on grant date            0.25     0.25     0.20     0.04     0.04     0.16
          ----------------------------------------------------------------------------
           Total options            $0.25    $0.25    $0.20    $0.04    $0.04    $0.16
          ----------------------------------------------------------------------------


    (h)  Share purchase warrants:

         During the year ended December 31, 2001, the Company completed private placements of 10,373,523 common shares at a price of $0.15 per share and 295,455 common shares at a price of $0.22 per share. In conjunction with the private placements, the Company issued 5,334,494 common share purchase warrants (each purchaser received one common share purchase warrant for each two common shares purchased).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

6.  Common stock (continued):


    (h)  Share purchase warrants (continued):

         ================================================================================
                                                  Number           Expiry        Exercise
                                                 of shares          date           price
         --------------------------------------------------------------------------------

         Balance December 31, 1999 and 2000              -                    -         -
         Issued                                  1,650,002    February 25, 2002     $0.20
         Issued                                  2,150,001       March 14, 2002     $0.20
         Issued                                  1,386,763        June 29, 2002     $0.20
         Issued                                    147,728       August 29,2002     $0.27
         --------------------------------------------------------------------------------
                                                 5,334,494                          $0.20
         ================================================================================


         The Company's intention is to extend the expiry date on all of the share purchase warrants for an additional six months.

7.  Income taxes:

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

    The Company's deferred income tax assets are comprised of the following at December 31:


    ===================================================================
                                                   2001            2000
    -------------------------------------------------------------------


    Net deferred tax assets and liabilities:
      Net operating loss carryforwards
      and other timing differences           $  3,001,935   $ 2,720,070
    -------------------------------------------------------------------
    Total deferred tax assets                   3,001,935   $ 2,720,070
    Valuation allowances                       (3,001,935)   (2,720,070)
    -------------------------------------------------------------------
    Net deferred tax assets                  $          -   $         -
    ===================================================================


    As at December 31, 2001, management believes that sufficient uncertainty exists as to whether or not the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

    As of December 31, 2001, the Company had net operating losses of $5,100,000 available to offset taxable income earned in Canada to 2008 and $3,300,000 available to offset taxable income earned in the United States to 2021.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

======================================================================

8.  Contingencies:

    (a) On February 1, 1999, a former employee of the Company commenced legal proceedings against the Company claiming damages for an alleged breach of a stock option agreement and an amount owing pursuant to a consulting agreement. The Company and the former employee entered into a Mutual Release and Settlement Agreement dated February 1, 2001 whereby the Company issued 400,000 common shares to the former employee's company. The cost of the settlement of these proceedings has been included in shareholders' equity and the statement of operations as at December 31, 2000.

    (b) On March 16, 1999, three corporations commenced legal proceedings against the Company and certain of its present and former directors claiming damages in the amount of $606,000 for breach of contract and conversion of stock certificates. In a Supreme Court of British Columbia Order, effective January 25, 2001, the action was dismissed without cost to the Company or its present and former directors. The previously accrued provision for estimated cost of settlement has been credited to additional paid-in capital in the December 31, 2000 consolidated financial statements.

9.  Commitments:

    The Company has obligations under operating lease arrangements which require the following minimum annual payments:

    ==============================================================

    2002                                                $  120,900
    2003                                                    77,850
    --------------------------------------------------------------
                                                        $  198,750
    ==============================================================

10. Research and development expenditures:

    Included in cumulative research and development expenditures is $438,700 of compensatory benefit of employee stock options from the period of inception on January 31, 1994 to December 31, 2001. No benefit was recorded during the year ended December 31, 2001 (2000 - nil; 1999 - nil).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

11. Selling, general and administrative expenses:
    Selling, general and administrative expenses are comprised of the following:

    ============================================================================================
                                      Period from
                                     inception on
                                  January 3, 1994
                                  to December 31,                      Years ended December 31,
                                                                       ------------------------
                                             2001              2001           2000          1999
    --------------------------------------------------------------------------------------------
    Compensatory benefit of
      employee stock options      $      693,100     $        2,000     $        -   $     2,000
    Salaries and benefits              1,705,030            649,870        189,159       143,865
    Marketing                          1,125,773            173,407        126,640       163,768
    Legal and audit                    1,026,622            245,450        132,237       142,781
    Rent and facilities                  400,974             93,708         55,033        33,353
    Other                              1,167,643            298,502        188,924       164,948
    --------------------------------------------------------------------------------------------
                                  $    6,119,142     $    1,462,937     $  691,993   $   650,715
    ============================================================================================


12. Financial instruments:

    (a)  Fair values of financial instruments:

         The Company's short-term financial instruments consist of cash and cash equivalents, accounts receivable, due from related companies, accounts payable and accrued liabilities. The fair value of these financial instruments approximate their carrying values due to their short-term maturity.

    (b)  Foreign currency risk:

         Foreign currency risk reflects the risk that the Company's net assets or operations will be negatively impacted due to fluctuations in exchange rates. Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency derivative instruments in place.

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999
Period from inception on January 3, 1994 to December 31, 2001

=======================================================================

13.  Subsequent event:

     As at December 31, 2001, $314,516 had been received with respect to a future private placement that has not yet been finalized, and is included in additional paid-in capital. An additional $431,962 has been received subsequent to year-end.

14.  Unaudited interim financial information:

     The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters (in thousands):


    ========================================================================
                                         Fiscal 2001 Quarter End
                             ------------------------------------------
                         December 31  September 30     June 30      March 31
    ------------------------------------------------------------------------

     Revenues                      1            23          25             -
     Gross margin                 (6)           17          17             -
     Net loss for the period    (486)         (443)       (535)         (400)
     Net loss per share        (0.01)        (0.01)      (0.01)        (0.01)
    ========================================================================


    ========================================================================
                                         Fiscal 2000 Quarter End
                             ------------------------------------------
                         December 31  September 30     June 30      March 31
    ------------------------------------------------------------------------

     Revenues                     19            44           7            70
     Gross margin                 12            31           4            39
     Net loss for the period    (339)         (120)       (327)         (328)
     Net loss per share        (0.01)        (0.00)      (0.01)        (0.01)
    ========================================================================