Form 10-Q
period 2002-03-31
BRAINTECH INC/BC
filed 2002-05-16
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2002
                               --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT OF 1934

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


                     930 West 1st Street, Unit #102
                   North Vancouver, British Columbia
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

Yes [x]  No []

                                (i)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
62,936,498 Common shares, par value $0.001, as at April 30, 2002.


Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [x]


                       Index to Exhibits on page 11

                                (ii)

                            Braintech, Inc.

                              Form 10-QSB

                           Table of Contents

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements...............................1
Item 2.      Management's Discussion and Analysis or Plan of
             Operation..........................................1
Item 3.      Quantitative and Qualitative Disclosure about
             Market Risk........................................10

Part II   OTHER INFORMATION
Item 1.      Legal Proceedings..................................10
Item 2.      Changes in Securities and Use of Proceeds..........11
Item 3.      Defaults Upon Senior Securities....................11
Item 4.      Submission of Matters to a Vote of Securities
             Holders............................................11
Item 5.      Other Matters    ..................................11
Item 6.      Exhibits and Reports on Form 8-K...................11


                                 (iii)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed
Consolidated Financial Statements and is attached hereto as an exhibit.

(i)   Condensed Consolidated Balance Sheets as of March 31, 2002
      (unaudited) and December 31, 2001;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the period from inception on January 3, 1994 to March 31,2002 and for the three-month periods ended March 31, 2001 and 2002;

(iii) Condensed Consolidated Statements of Stockholders' Equity
      (Deficit) (unaudited) for the period from inception on January 3, 1994 to March 31, 2002;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the period from inception on January 3, 1994 to March 31, 2002 and for the three month periods ended March 31, 2001 and 2002; and

(v)   Condensed notes to Consolidated Financial Statements
      (unaudited).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors" at page 7. You should read these cautionary statements as being applicable to all related forward- looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Where we say "we", "us", "our", or "the Company", we mean Braintech Inc. and its subsidiaries.

OVERVIEW

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

In 1998, we began to apply our technology and expertise to the development of machine vision systems for industrial applications. We have developed machine vision systems used in product inspection, location analysis, and parts handling and assembly.

In March 2000, we entered into a strategic alliance with ABB Inc. ("ABB"). ABB is a major supplier of industrial robotic systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision systems for robots used in the automotive manufacturing industry.

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies have agreed to cooperate in developing and marketing of the Braintech technology for industrial applications including vision guided robots in Japanese and Asian markets. Marubeni is a Japanese trading company with offices and subsidiaries throughout the world. Marubeni is ranked 20th on the Fortune Global 500 of the world's largest corporations.

In 2000, we commenced the development of eVisionFactory ("eVF"), a software environment whose main components are: e - Real-Time Internet Support, V - Vision Science & Engineering, and
F - Application Development & Operation. eVF combines vision technology, systems engineering, and a wireless Internet based service and support system. The Internet-based service and support system is designed to provide technical support through the Internet to purchasers of our vision systems. The Internet-based support system could also be used to provide technical support to companies operating other types of industrial machinery and manufacturing systems.

In the 2nd quarter of 2001, we completed the development of a 3D single camera vision system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use information from the camera to determine the position and orientation of the parts being assembled. That information is used in turn to control industrial robots operating on the parts. Applications for the SC3D system include automated assembly, material handling, spot welding, machining operations, adhesive and sealant application, spray painting, and part identification and inspection.

DEVELOPMENTS IN 2002

In the 1st quarter of 2002, we completed a commercial version of eVF that does not include the Internet based service and support system that remains under development.

In the 1st quarter of 2002, we also developed a fully automated process for 3D calibration of a stationary or robot-mounted camera ("AutoCal-3D"). Calibration refers to the process whereby the mathematical relationship between pixel coordinates of objects in digital images to real-world coordinates such as inches and millimeters is calculated. In contrast to the manual calibration process, AutoCal-3D eliminates all steps involving operator input thereby increasing both efficiency and accuracy. AutoCal-3D is component of eVF.

In April 2002, we delivered the first three of the 19 SC3D vision systems ordered by ABB for a major automaker in the fall of 2001. The three systems include the commercialized version of eVF. The systems are integrated with ABB's robots to be used in automotive power train assembly. The first three systems have been installed in a pre-deployment assembly line and the automaker's engineers have confirmed that the systems meet the required specifications under normal plant conditions. It is expected that these systems will be transferred to the engine assembly plant in July 2002. The remaining 16 systems are scheduled for delivery throughout the remainder of 2002. However, the installation dates for these systems are dependent on the requirements of the customer and these dates have constantly shifted.

In the 1st quarter of 2002, we have continued the development of our relationship with Marubeni Corporation. We are currently negotiating with Marubeni the terms of a licensing and marketing agreement for eVF. In February 2002, Marubeni placed an order for two eVF development systems and these systems will be delivered upon completion of the licensing and marketing agreement. We have completed the integration work for utilization of eVF with Kowasaki robots. We have also set up a demonstration/training model of eVF in the Marubeni Vision Techno Centre in Nagoya, Japan and have provided onsite training to Marubeni engineers. In addition, Mr. Babak Habibi, our President, gave a presentation to senior level executives of Marubeni at the Techno Centre.

As of March 31, 2002, we have incurred an aggregate deficit of approximately $10.6 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to March 31, 2002, in the amount of $254,901.

RESULTS OF OPERATIONS

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THE THREE-
MONTH PERIOD ENDED MARCH 31, 2001.

Revenue from operations for the three-month period ended March 31, 2002 was $8,000. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP 97-2). More detail on how we apply SOP 97-2 is provided at page 7.

Revenue for the three-month period ended March 31, 2002, did not include $35,466 for a vision system used in the manufacture of plastic fuel tanks that was delivered in March 2002. In accordance with SOP 97-2, we will recognize the revenue from this installation over the twelve-month period commencing April 1, 2002. Revenue for the three-month period ended March 31, 2002, also did not include $59,691 which we received as an advance on the purchase orders from ABB to supply 19

SC3D systems for robotic engine parts handling. We will recognize this revenue in accordance with SOP 97-2 as the individual systems are installed and invoiced. We delivered three of these systems in April 2002, and invoiced two in May 2002. The remaining delivered system will be invoiced prior to the end of May 2002.

Cost of sales for the three-month period ended March 31, 2002 were $1,925. This amount also is calculated in accordance with SOP 97-2.

We recorded no revenue from operations during the three-month period ended March 31, 2001.

Research and development expenses decreased from $118,271 for the three-month period ended March 31, 2001 to $111,805 for the three-month period ended March 31, 2002 principally from the a small reduction in personnel involved in research and development.

Selling, general, and administrative expenses increased from $292,183 for the three-month period ended March 31, 2001 to $482,818 for the three-month period ended March 31, 2002. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries increased from approximately $72,000 to approximately $174,000, due to the hiring of approximately 10 additional general and administrative employees.
- Amortization expenses decreased from $31,333 to $19,277, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.
- Legal expenses decreased from $47,180 to $30,172, principally due to the cost incurred in 2001 for filing a registration statement under the Securities Act of 1933.
- Overall travel and promotion expenditures increased from approximately $58,000 to approximately $157,000. This resulted from an increase in expenditures for marketing materials from $48,320 to $57,935, trade shows from nil to $50,971, investor relations from $7,714 to $32,495, and travel from $1,617 to $11,960.
- Rent and premises cost increased from $10,047 to $34,845, principally as a result of the move to our expanded premises.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our accounts receivable balance was $143,475. We have since collected $88,778 of this balance. The remaining $54,697 of our accounts receivable balance as of March 31, 2002, relates to two invoices to Axium Automation Inc. The first invoice of $34,224 was issued in December 2001. We have recorded a 50% allowance for non-collection of this invoice as Axium filed for protection under Canadian bankruptcy laws on March 27, 2002. We have since received from Axium a proposal to its creditors which proposes a payment of $0.22 on each $1.00 owed to trade creditors such as Braintech. The creditors' meeting to vote on the proposal is scheduled for May 23, 2002. Under the proposal Axium would make payments to trade creditors at 6, 12, and 18 months after proposal is approved. We rendered the second invoice for $37,585 to Axium after March 27, 2002 and at this time expect this invoice to be paid in full.

On April 17, 2002, we completed a private placement of 5,643,187 common shares at a price of $0.15 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for 12 months at $0.20 per share. Net proceeds from the private placement were $846,478. Of these proceeds, $314,516 was received prior to December 31, 2001, and $531,962 was received between January 1, 2002 and March 31, 2002.

In addition to this private placement on April 10, 2002, we received $50,000 and on May 9, 2002, We received $50,000 on account of a private placement to be completed in the future.

As of May 10, 2002, inclusive of the private placement proceeds described above, our cash balance is approximately $110,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $160,000 per month. We base this estimate on the following data:

- As at May 10, 2002, we have 21 employees. Our salary costs are approximately $85,000 per month;
- For the year ended December 31, 2001, and for the three months ended March 31, 2002, our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $70,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $70,000 per month for the first half of 2002;
- During the year ended December 31, 2001, we incurred capital expenditures of approximately $154,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2001, and May 10, 2002, we incurred capital expenditures of approximately $8,000, for computer equipment. We do not expect to incur significant capital expenditures during the remainder of 2002 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period May 10, 2002 to August 31, 2002 will be approximately $575,000. Accordingly, at our current level of operation, our existing cash balances, together with the anticipated realization of our accounts receivable and anticipated proceeds of future private placements, should be sufficient to pay our anticipated cash expenditures to approximately June 30, 2002. To continue as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by June 30, 2002, we face the risk that our business will fail.

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

CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the Securities and Exchange Commission issued a cautionary advice regarding the disclosure of critical accounting policies. Critical accounting policies are those that our management believes are both most important to the portrayal of our financial condition and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

REVENUE RECOGNITION.
We recognize revenue in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. That is, we recognize revenue when there is a persuasive evidence of a contract, delivery has occurred, the fee is fixed or determinative, collection is reasonably assured, and there are no substantive performance obligations remaining. Any cash received in advance of meeting these criteria is recorded as deferred revenue on our balance sheet. We are in the process of establishing our policies regarding warranties and future service and support. These items are considered future performance obligations and as such may affect the timing of revenue recognition. As our policies evolve and as we are able to attach a value to these future services (i.e. establishing a fee for future services and support), the timing of our recognition of revenue will also change. As a result, our revenues may fluctuate from period to period based on the mix of current and future deliverables.

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

PLAN OF OPERATION

Our first priority for the balance of 2002 is to complete the remaining sixteen of the nineteen systems ordered by ABB in the fall of 2001. If we are successful in completing these orders, the revenues received should provide the operating cash requirements for approximately 3 months.

Our second priority for the balance of 2002 is to continue to build upon our relationship with ABB, to become the principal supplier of vision systems to ABB and their customers. If we are able to obtain additional multi-order contracts for the design and installation of our vision systems, we believe we could generate sufficient sales revenue to achieve positive cash flow.

We are taking the following steps to secure additional contracts with ABB.

- We have hired a sales engineer in the Province of Ontario, Canada, where the Canadian automotive manufacturing industry is concentrated. Our Ontario sales engineer provides support to ABB sales representatives in Ontario, through presentations to potential customers of industrial vision guided robotic systems.
- We have installed a single camera 3D demonstration unit in the ABB plant in Brampton, Ontario for purposes of displaying our vision system technology to ABB's customers.
- We provide proposals to ABB for the vision system components for robotic systems being sold to ABB customers. As of May 10, 2002 we have several proposals outstanding, some of which involve multiple systems.

- We have begun negotiations with ABB's US subsidiary to establish an alliance similar to the one we have with ABB's Canadian subsidiary. If we are able to conclude an agreement with the US company we plan to hire a second sales representative, to be based in the north-eastern United States, to support ABB sales representatives in that area.

Our third priority during the balance of 2002 is to continue the development of eVisionFactory, including our Internet based service and support system. We have completed a commercial version of eVisionFactory and the three systems delivered to ABB for a major auto manufacturer include a version of eVisionFactory. We have not yet completed the Internet based service and support system but anticipate having a demonstration version available later in 2002.

Our fourth priority is to develop our relationship with Marubeni Corporation by concluding our negotiations on a licensing and marketing agreement. If we conclude an agreement with Marubeni, we will work with Marubeni to secure orders for our vision systems in Japan and Southeast Asia.

There is no assurance that our plan of operation will succeed. We have no assurance of when, if ever, we will secure further contracts for the sale of vision guided robotic systems. In addition, we have no assurance that we will be able to complete development of the eVisionFactory program, or that we will be able to obtain new contracts, or generate sales revenue, through use of that program.

                           RISK FACTORS

INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.
PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO OTHER INFORMATION IN THIS REPORT BEFORE
PURCHASING OUR COMMON STOCK.

BECAUSE WE HAVE EARNED INSIGNIFICANT REVENUE OF ONLY $254,901 FROM INCEPTION TO MARCH 31, 2002, WE FACE A RISK OF INSOLVENCY.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately May 31, 2002. To continue operation beyond that we will have to raise additional capital and/or generate substantial revenues. If we are unable to do so, we face a risk of insolvency.

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

BECAUSE OUR WORK FORCE IS SMALL, WITH ONLY 21 PEOPLE EMPLOYED EITHER AS OFFICERS, EMPLOYEES OR CONTRACTORS, WE ARE VULNERABLE TO THE LOSS OF KEY PEOPLE OR TO RAPID EXPANSION.

We employ only 21 people either as officers, employees or contractors. We try to employ people with skill sets that match the specific fields important to our business. As a result, the departure of a single person or a small number of people could materially adversely affect our business. We do not have key man insurance on any of the people we employ.

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

BECAUSE WE HAVE GENERATED REVENUE OF ONLY $254,901 FROM INCEPTION TO MARCH 31, 2002, AND OUR BUSINESS HAS NOT BEEN PROFITABLE WITH
ACCUMULATED LOSSES OF $10,550,541 FROM INCEPTION TO MARCH 31, 2002, WE MAY NOT BE ABLE TO RAISE THE ADDITIONAL CAPITAL WE NEED.

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

BECAUSE A SIGNIFICANT PERCENTAGE OF OUR ISSUED SHARES THAT HAVE
RECENTLY BECOME FREE TRADING, AND WE MAY REGISTER ADDITIONAL SHARE OFFERINGS, THERE IS A RISK OF DOWNWARD PRESSURE ON OUR STOCK PRICE.

During the first 3 months of 2001, we issued approximately 8.1 million shares in private placements. Those shares have recently become eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, we raised further funds late in 2001 and early 2002 in private placements and other transactions for which we have or are in the process of issuing 6,143,187 shares and 2,821,593 share purchase warrants for one share each. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As at March 31, 2002, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in the financial statements included in this Form 10-QSB. The fair value of all financial instruments as at March 31, 2002 approximate their carrying values.

To March 31, 2002, the majority of our revenues and the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On January 4, 2002, we issued 100,000 common shares at a deemed value of $0.16 per share on account of services rendered by Ogilvie
Rothchild Inc. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On March 6, 2002, we issued 300,000 common shares at a deemed value of $0.16 per share on account of services rendered by Ogilvie Rothchild Inc. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On March 12, 2002, we issued 100,000 common shares at a deemed value of $0.16 per share on account of services rendered by Farid Rohani. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On April 17, 2002, we issued 5,643,187 common shares at a price of $0.15 per share pursuant to a private placement. Owen Jones, our C.E.O. and director purchased 4,166,667 of the shares and Grant Sutherland, our Chairman and director purchased 1,476,520 of the shares. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. The shares and warrants were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER MATTERS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the quarter ended
March 31, 2002.

INDEX TO EXHIBITS

                        EXHIBITS



EXHIBITS
NUMBERS      EXHIBITS

3.1(1)       Articles of Incorporation, dated February 27, 1987
3.2(1)       Articles of Amendment, dated July 14, 1998
3.3(1)       Articles of Amendment, dated June 28, 1990
3.4(1)       Articles Of Amendment of the Company, dated February 8,
             1993


3.5(1)       Articles of Amendment of the Company, dated April 6, 1993
3.6(1)       Articles of Amendment of the Company, dated December 6,
             1993
3.7(8)       Restated Articles of Incorporation of the Company dated
             June 1, 2000
3.8(1)       By-Laws of the Company
3.9(9)       Amendment to By-Laws of the Company
4.1(1)       Specimen Stock Certificate
4.2(2)       1997 Stock Option Plan
4.3(2)       2000 Stock Option Plan
4.4(7)       Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)      License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)      Cost Sharing and Allocation Agreement between the Company
             and Sideware Systems Inc.
10.3(1)      Assignment of Lease and Modification of Lease Agreement
             dated August 17, 1998 between HOOPP Realty Inc., Techwest
             Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)      Software Development and License Agreement dated September
             20, 1999 between the Company and Sideware Systems Inc.
10.5(4)      Lease effective as of July 1, 1999 between the Company,
             Techwest Management Inc., Sideware Systems Inc. and
             Pacific Centre Leaseholds Ltd.
10.6(4)      Assignment Agreement effective as of July 1, 1999 between
             the Company, Techwest Management Inc., Sideware Systems
             Inc., and SJM Management Ltd.
10.7(5)      Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)      Letter agreement with Sideware Systems Inc. dated November
             1, 2000
10.9(7)      Bluetooth Specification Early Adopters Agreement between
             IBM and the Company dated December 15, 2000
10.10(7)     Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)     Assignment Agreement between Pacific Centre Leaseholds
             Ltd., Techwest Management Inc., Sideware Systems Inc. and
             the Company dated January 1, 2001
10.12(7)     Mutual Release and Settlement Agreement between Manfred
             Kurschner, JMF Management Inc, Techwest Management Inc. and
             the Company dated February 1, 2001
10.13(7)     Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)     Agreement for Escrow of Share Certificate & Promissory Note
             between Edward White and the Company dated February 27, 2001
10.15(8)     Agreement for Escrow of Share Certificate and Promissory
             Note between Babak Habibi and the Company dated June 21, 2001
10.16(9)     Letter for Resumption of Premises at 102-105 930 W. 1st
             Street, North Vancouver, June 14, 2001
10.17(9)     Partial Surrender of Lease for 100-101 A & B 930 W. 1st
             Street, North Vancouver, June 25, 2001
10.18(9)     Memorandum of Understanding with Marubeni Corporation
11.1         Computation of net loss per share



(1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.

(4) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 1999 filed November 15, 1999.
(5) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.
(6) Exhibit already on file - exhibit to our Form 10-QSB covering the quarter ended September 30, 2000 dated November 9, 2000.
(7) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2000.
(8) Exhibit already on file - exhibit to our Form S-1/A registration statement filed July 3, 2001.
(9) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001


                               SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: MAY 14, 2002			Braintech, Inc.

                                        "Owen L.J. Jones"


					Owen L.J. Jones
					Director
					Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                       Title                        Date



"Owen L.J. Jones"       Chief Executive Officer,           MAY 14, 2002
-----------------       Director
Owen L.J. Jones         (Principal Executive Officer)



"Babak Habibi"          President and Director             MAY 14, 2002
---------------------
Babak Habibi



"Edward A. White"       Chief Financial Officer,           MAY 14, 2002
-----------------       Director
Edward A. White         (Principal Financial and
                         Accounting Officer)