Form 10QSB/A
period 2002-03-31
BRAINTECH INC/BC
filed 2002-06-19
CIK 1015715

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

Yes [ ]  No [x]

Explanatory Note

The purpose of this amendment is to amend the following items of our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002: Page 5 of Exhibit 99.1 - Financial Statements,
Condensed Consolidated Statements of Cash Flows.

This report continues to speak as of May 14, 2002, the date of our original Form 10-QSB for the quarterly period ended March 31, 2002. Any items not changed in this amendment shall be as set forth in our original Form 10-QSB dated May 14, 2002.



                       Index to Exhibits on page 4

          Exhibit 99.1



BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

===================================================================================================
                                                   Period from
                                                  inception on
                                               January 3, 1994
                                                  to March 31,         Three months ended March 31,
                                                          2002                2002             2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                    $   (10,550,541)        $  (588,365)    $   (400,437)
   Items not involving cash:
     Amortization                                      264,676              19,277           31,333
     Bad debt                                           91,107              15,999                -
     Loss on disposal of fixed assets                   69,022                   -                -
     Write-down of investments                         100,000                   -                -
     Write-down of intangible assets                    17,189                   -                -
     Write-down of organization costs                   17,431                   -                -
     Shares issued for services rendered               404,000              64,000           19,000
     Shares issued for satisfaction of
      legal claim                                      100,000                   -                -
     Compensatory benefit of employee stock
       options                                       1,131,800                   -                -
   Changes in non-cash operating working
    capital:
     Inventory                                         (44,554)             (9,087)         (11,547)
     Accounts receivable                              (159,474)            (87,259)          (9,305)
     Prepaid expenses                                  (19,560)              8,687           (3,221)
     Deferred cost of sales                            (11,657)             (3,892)               -
     Accounts payable and accrued
      liabilities                                       56,299             (57,833)         (42,009)
     Deferred revenue                                  118,234              85,734                -
   -------------------------------------------------------------------------------------------------
   Net cash used in operating activities            (8,416,028)           (552,739)        (332,168)

Cash flows from investing activities:
   Purchase of marketable securities                  (100,000)                  -                -
   Purchase of fixed assets                           (534,970)             (5,055)         (64,355)
   Proceeds from notes receivable                     (130,181)                  -                -
   Proceeds from disposal of real estate               306,752                   -                -
   Proceeds from disposal of fixed assets               41,506                   -                -
   -------------------------------------------------------------------------------------------------
   Net cash used in investing activities              (416,893)             (5,055)         (64,355)

Cash flows from financing activities:
   Notes receivable                                     55,073                   -                -
   Borrowings from directors and officers                7,304                   -                -
   Due (to) from related companies                     (11,626)                  -            8,599
   Mortgages payable                                  (207,739)                  -                -
   Share subscriptions received                        846,478             531,962                -
   Common shares issued, net of issue costs          7,975,367                   -          300,697
   -------------------------------------------------------------------------------------------------
   Net cash provided by financing activities         8,664,857             531,962          309,296
----------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                 (168,064)            (25,832)         (87,227)

Cash and cash equivalents, beginning of period         244,112             101,880          899,573
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period        $       76,048         $    76,048     $    812,346
===================================================================================================

Supplemental information:
   Cash paid for interest                       $        3,797         $         -     $          -
Non-cash financing activities:
   Shares issued for services rendered          $      404,000         $    64,000     $          -
   Shares issued for satisfaction of legal
    claim                                       $      500,000         $         -     $          -
   Shares issued for promissory notes           $      200,000         $         -     $          -
===================================================================================================


See accompanying condensed notes to consolidated financial statements.

INDEX TO EXHIBITS

                        EXHIBITS



EXHIBIT
NUMBERS      EXHIBITS

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



EXHIBIT
NUMBERS      EXHIBITS

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


                               SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized by the following persons in the capacities and on the dates indicated.


Signature                       Title                        Date



"Owen L.J. Jones"       Chief Executive Officer,           JUNE 18, 2002
-----------------       Director
Owen L.J. Jones         (Principal Executive Officer)



"Babak Habibi"          President and Director             JUNE 18, 2002
---------------------
Babak Habibi



"Edward A. White"       Chief Financial Officer,           JUNE 18, 2002
-----------------       Director
Edward A. White         (Principal Financial and
                         Accounting Officer)