Form 10QSB
period 2002-06-30
BRAINTECH INC/BC
filed 2002-08-12
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

BRAINTECH, INC.
(Exact name of Registrant as specified in its charter)
Nevada (State or jurisdiction of incorporation)	000-24911 (Commission File Number)	98-0168932 (IRS Employer Identification No.)

930 West 1st Street, Unit #102, North Vancouver, B.C., Canada, V7P 3N4
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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,936,498 Common shares, par value $0.001, as at August 9, 2002.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 13

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 1

Item 2. Management's Discussion and Analysis or Plan of Operation page 14

Item 3 Quantitative and Qualitative Disclosure about Market Risk page 24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 24

Item 2. Changes in Securities and Use of Proceeds page 24

Item 3. Defaults upon Senior Securities page 25

Item 4. Submission of Matters to a Vote of Securities Holders page 25

Item 5. Other Matters page 25

Item 6. Exhibits and Reports on Form 8-K page 25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the period from inception on January 3, 1994 to June 30, 2002 and for the three and six month periods ended June 30, 2001 and 2002;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the period from inception on January 3, 1994 to June 30, 2002;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the period from inception on January 3, 1994 to June 30, 2002 and for the six month periods ended June 30, 2001 and 2002; and

(v) Condensed notes to Consolidated Financial Statements (unaudited).

Condensed Consolidated Financial Statements
(Expressed in United States dollars)

BRAINTECH, INC.
(A Development Stage Enterprise)

Six months ended June 30, 2002 and 2001
Three months ended June 30, 2002 and 2001
Period from inception on January 3, 1994 to June 30, 2002.

(Unaudited - Prepared by Management)

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)
	June 30, 2002	December 31, 2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$43,783	$101,880
Accounts receivable less allowance of $28,035 (2001 - Nil)	148,189	72,215
Inventory	42,929	35,467
Prepaid expenses	40,356	28,247
Deferred costs	8,677	7,765
	283,934	245,574

Fixed assets	143,100	175,047

	$427,034	$420,621

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$89,692	$127,664
Deferred revenue	$107,973	$32,500
	$197,665	$160,164
Stockholders' equity:
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 62,936,498 shares (2001 - 56,793,311)
To be issued: nil shares (2001 - 100,000)	62,936	56,793
Additional paid-in capital	11,118,089	10,234,640
Deferred stock-based compensation	-	(10,000)
Deficit accumulated prior to the development stage	(58,800)	(58,800)
Deficit accumulated during the development stage	(10,892,856)	(9,962,176)
	229,369	260,457

	$427,034	$420,621

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)
	Period from inception on January 3, 1994 to June 30,	Six months ended June 30,		Three months ended June 30,
	2002	2002	2001	2002	2001

Sales	$360,453	$113,551	$24,802	$105,552	$24,802
Cost of sales	111,664	14,248	7,475	12,323	7,475

Gross margin	248,789	99,303	17,327	93,229	17,327

Operating expenses:
Consulting and contractors	736,561	-	-	-	-
Research and development	3,216,341	219,087	203,839	107,282	85,567
Selling, general and administrative	6,930,752	811,609	755,704	328,792	463,522
	10,883,654	1,030,696	968,023	436,074	557,569

Operating loss	(10,634,865)	(931,393)	(950,023)	(342,845)	(540,242)

Non-operating:
Interest income	45,651	713	15,375	530	5,358
Loss on settlement of litigation	(100,000)	-	-	-	-
Loss on disposal of fixed assets	(69,022)	-	8,480	-	8,480
Write-down of investments	(100,000)	-	-	-	-
Write-down of intangible assets	(17,189)	-	-	-	-
Write-down of organization costs	(17,431)	-	-	-	-

Net loss for the period	$(10,892,856)	$(930,680)	$(935,321)	$(342,315)	$(534,884)

Loss per share:
Basic and diluted	$(0.36)	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding: Basic and diluted	30,682,811	57,952,956	49,268,805	61,882,276	53,821,246

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(Expressed in United States dollars)
					Deficit	Deficit
					accumulated	accumulated	Total
	Common stock		Additional	Deferred	prior to the	during the	stockholders'
	Number		paid-in	stock-based	development	development	equity
	of shares	Amount	capital	compensation	stage	stage	(deficit)

Balance, January 3, 1994	17,400,000	$17,400	$1,039,271	$-	$(58,800)	$-	$997,871

Loss for the period	-	-	-	-	-	(1,006,716)	(1,006,716)
Balance, December 31, 1994	17,400,000	17,400	1,039,271	-	(58,800)	(1,006,716)	(8,845)

Loss for the year	-	-	-	-	-	(748,310)	(748,310)
Balance, December 31, 1995	17,400,000	17,400	1,039,271	-	(58,800)	(1,755,026)	(757,155)

Common stock transactions (net of issue costs):
Issued for cash at $0.1895 per share	950,000	950	173,440	-	-	-	174,390
Issued for cash at $0.25 per share	733,333	733	183,167	-	-	-	183,900
Issued for cash at $0.20 per share	3,000,000	3,000	592,500	-	-	-	595,500
Shares issued for services rendered	1,200,000	1,200	238,800	-	-	-	240,000
Loss for the year	-	-	-	-	-	(959,945)	(959,945)
Balance, December 31, 1996	23,283,333	23,283	2,227,178	-	(58,800)	(2,714,971)	(523,310)

Common stock transactions (net of issue costs):
Issued for cash at $0.20 per share	2,000,000	2,000	396,991	-	-	-	398,991
Issued for cash at $0.15 per share	1,000,000	1,000	148,279	-	-	-	149,279
Shares issued for services rendered	300,000	300	59,700	-	-	-	60,000
Compensatory benefit of employee stock ptions	-	-	200,000	-	-	-	200,000
Loss for the year	-	-	-	-	-	(930,042)	(930,042)
Balance, December 31, 1997	26,583,333	26,583	3,032,148	-	(58,800)	(3,645,013)	(645,082)

Common stock transactions (net of issue costs):
Issued for cash at $0.25 per share	1,600,000	1,600	398,400	-	-	-	400,000
Issued for cash at $0.20 per share	2,188,000	2,188	435,412	-	-	-	437,600
Compensatory benefit of employee stock options	-	-	927,800	-	-	-	927,800
Loss for the year	-	-	-	-	-	(2,110,556)	(2,110,556)
Balance, December 31, 1998	30,371,333	30,371	4,793,760	-	(58,800)	(5,755,569)	(990,238)

Common stock transactions (net of issue costs):
Issued for cash at $0.15 per share	9,800,000	9,800	1,433,950	-	-	-	1,443,750
Issued for cash at $0.20 per share	157,000	157	31,243	-	-	-	31,400
Issued for cash at $0.60 per share	1,010,000	1,010	604,990	-	-	-	606,000
Common stock subscriptions	-	-	110,270	-	-	-	110,270
Subscriptions receivable	-	(110)	(65,890)	-	-	-	(66,000)
Compensatory benefit of employee stock options	-	-	2,000	-	-	-	2,000
Loss for the year	-	-	-	-	-	(1,236,074)	(1,236,074)

Balance, December 31, 1999, carried forward	41,338,333	41,228	6,910,323	-	(58,800)	(6,991,643)	(98,892)

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) (Continued)
(Expressed in United States dollars)
					Deficit	Deficit
					accumulated	accumulated	Total
	Common stock		Additional	Deferred	prior to the	during the	stockholders'
	Number		paid-in	stock-based	development	development	equity
	of shares	Amount	capital	compensation	stage	stage	(deficit)

Balance, December 31, 1999, carried forward	41,338,333	$41,228	$6,910,323	$-	$(58,800)	$(6,991,643)	$(98,892)

Common stock issued for cash at $0.20 per share (net of share issue costs)	3,976,000	3,976	790,305	-	-	-	794,281
Subscriptions received in cash	-	110	65,890	-	-	-	66,000
Settlement of litigation	-	-	606,000	-	-	-	606,000
Common stock issued for cash on subscriptions	285,000	285	(285)	-	-	-	-
Common stock subscriptions received in cash	-	-	730,000	-	-	-	730,000
Common stock to be issued in settlement of legal claim	-	-	100,000	-	-	-	100,000
Loss for the year	-	-	-	-	-	(1,114,003)	(1,114,003)

Balance, December 31, 2000,	45,599,333	45,599	9,202,233	-	(58,800)	(8,105,646)	1,083,386

Common stock issued for promissory notes	1,333,334	1,334	198,666	-	-	-	200,000
Less: Promissory notes receivable for subscription of common shares	-	-	(200,000)	-	-	-	(200,000)
Common stock issued for settlement of legal claim	400,000	400	(400)	-	-	-	-
Common stock issued for cash at $0.15 per share (net of share issue costs and share subscriptions received in 2000)	9,040,189	9,040	607,685	-	-	-	616,725
Common stock issued for cash at $0.22 per share (net of share issue costs)	295,455	295	60,065	-	-	-	60,360
Shares issued for services rendered	125,000	125	23,875	-	-	-	24,000
Common stock subscriptions received in cash	-	-	314,516	-	-	-	314,516
Common stock to be issued for services rendered	-	-	16,000				16,000
Deferred stock-based compensation	-	-	12,000	(12,000)	-	-	-
Amortization of deferred stock-based compensation	-	-	-	2,000	-	-	2,000
Loss for the year	-	-	-	-	-	(1,856,530)	(1,856,530)

Balance, December 31, 2001	56,793,311	$56,793	$10,234,640	$(10,000)	$(58,800)	$(9,962,176)	$260,457

Shares subsequently issued for prior year services rendered	100,000	100	(100)	-	-	-	-
Common stock issued for cash at $0.15 per share (net of share subscriptions received in 2001)	5,643,187	5,643	526,319	-	-	-	531,962
Shares issued for services rendered	400,000	400	63,600	-	-	-	64,000
Common stock subscriptions received in cash	-	-	303,630	-	-	-	303,630
Deferred stock-based compensation	-	-	(10,000)	10,000	-	-	-
Loss for the period	-	-	-	-	-	(930,680)	(930,680)

Balance, June 30, 2002	62,936,498	$62,936	$11,118,089	$-	$(58,800)	$(10,892,856)	$229,369

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
	Period from inception on January 3, 1994 to June 30,	Six months ended June 30,
	2002	2002	2001

Cash flows from operating activities:
Loss for the period	$(10,892,856)	$(930,680)	$(935,321)
Items not involving cash:
Amortization	284,464	39,065	62,092
Bad debt	103,143	28,035	-
Loss on disposal of fixed assets	69,022	-	8,480
Write-down of investments	100,000	-	-
Write-down of intangible assets	17,189	-	-
Write-down of organization costs	17,431	-	-
Shares issued for services rendered	404,000	64,000	19,000
Shares issued for satisfaction of legal claim	100,000	-	-
Compensatory benefit of employee stock options	1,131,800	-	-
Changes in non-cash operating working capital:
Inventory	(42,929)	(7,462)	(24,051)
Accounts receivable	(176,224)	(104,009)	(47,700)
Prepaid expenses	(40,356)	(12,109)	(4,930)
Deferred cost of sales	(8,677)	(912)	-
Accounts payable and accrued liabilities	76,160	(37,972)	57,562
Deferred revenue	107,973	75,473	-
Net cash used in operating activities	(8,749,860)	(886,571)	(864,868)

Cash flows from investing activities:
Purchase of marketable securities	(100,000)	-	-
Purchase of fixed assets	(537,033)	(7,118)	(81,825)
Proceeds from notes receivable	(130,181)	-	-
Proceeds from disposal of real estate	306,752	-	-
Proceeds from disposal of fixed assets	41,506	-	-
Net cash used in investing activities	(418,956)	(7,118)	(81,825)

Cash flows from financing activities:
Notes receivable	55,073	-	-
Loans to directors and officers	7,304	-	-
Due to (from) related companies	(11,626)	-	8,349
Mortgages payable	(207,739)	-	-
Share subscriptions received	303,630	303,630	-
Common shares issued, net of issue costs	8,821,845	531,962	616,725
Net cash provided by (used in) financing activities	8,968,487	835,592	625,074

Increase (decrease) in cash and cash equivalents	(200,329)	(58,097)	(321,619)

Cash and cash equivalents, beginning of period	244,112	101,880	899,573

Cash and cash equivalents, end of period	$43,783	$43,783	$577,954

Supplemental information:
Cash paid for interest	$3,797	$-	$-
Cash paid for taxes	-	-	-
Non-cash financing and investing activities:
Shares issued for services rendered	404,000	64,000	19,000
Shares issued for promissory notes	200,000	-	200,000
Shares issued for satisfaction of legal claim	100,000	-	-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended June 30, 2002 and 2001
Three month ended June 30, 2002 and 2001
Period from inception on January 3, 1994 to June 30, 2002

1. Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc., is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources will be sufficient to pay ongoing cash operating expenses until approximately August 31, 2002. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of August 2002, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of presentation:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended June 30, 2002 and 2001
Three month ended June 30, 2002 and 2001
Period from inception on January 3, 1994 to June 30, 2002

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

3. Promissory notes:

In conjunction with a private placement completed during the first quarter of 2001, a director and Chief Financial Officer of the Company issued a promissory note in the amount of $100,000 in payment for 666,667 common shares and 333,334 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company issued a promissory note in the amount of $100,000 in payment for 666,667 common shares and 333,334 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended June 30, 2002 and 2001
Three month ended June 30, 2002 and 2001
Period from inception on January 3, 1994 to June 30, 2002

4. Stock options:

A summary of the Company's stock option activity is as follows:

	Number of shares	Weighted average exercise price

Balance, December 31, 2001	5,302,500	$0.23

Options granted	195,000	0.25
Options cancelled/expired	(462,500)	0.24

Balance June 30, 2002	5,035,000	$0.23

Of those outstanding at June 30, 2002, 4,128,750 are exercisable (December 31, 2001 - 3,588,750).

5. Share purchase warrants:

During the year ended December 31, 2001, the Company completed private placements of 10,373,523 common shares at a price of $0.15 per share and 295,455 common shares at a price of $0.22 per share. In conjunction with the private placements, the Company issued 5,334,494 common share purchase warrants (each purchaser received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share for 5,186,766 of the warrants and at $0.27 per share for 147,728 of the warrants. None of the warrants were issued to employees, officers or directors in their capacity as such. At a directors' meeting held June 27, 2002, the Company extended the expiry date on these share purchase warrants to August 31, 2002 and reduced the exercise price to $0.15 per share. During the quarter ended June 30, 2002, the Company completed a private placement of 5,643,187 common shares at a price of $0.15 per share. In conjunction with the private placement, the Company issued 2,821,594 common share purchase warrants (the purchasers received on common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $0.20 per share. There were no cancellations, exercise or expiration of warrants during the period.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended June 30, 2002 and 2001
Three month ended June 30, 2002 and 2001
Period from inception on January 3, 1994 to June 30, 2002

5. Share purchase warrants (continued):

A summary of the Company's share purchase warrants outstanding as at June 30, 2002 is as follows:

Number of warrants	Expiry date	Exercise price

5,186,766	August 31, 2002	$0.15
147,728	August 31, 2002	$0.15
2,821,594	April 17, 2003	$0.20

8,156,088		$0.17

6. Commitments:

The Company has obligations under operating lease arrangements which require the following minimum annual payments:

2002	$67,993
2003	94,794
2004	12,761
2005	5,107
2006	2,556

$183,211

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended June 30, 2002 and 2001
Three month ended June 30, 2002 and 2001
Period from inception on January 3, 1994 to June 30, 2002

8. Subsequent Events

(a) Private placement

Subsequent to June 30, 2002, the Company received $147,296 with respect to a future private placement that has not yet been finalized.

(b) Stock options

Subsequent to June 30, 2002 12,500 stock options were cancelled on termination of employment. The Company's stock option plan specifies that an optionee may exercise vested options up to thirty days subsequent to termination or such other period as the directors may determine. The terminated employees' options had vested, however the exercise period expired on July 11, 2002. Subsequent to June 30, 2002, effective July 2, 2002, the Company granted 25,000 stock options having an exercise price of $0.25 per share. The options vest periodically over a two year period and expire on July 1, 2007.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors" at page 8. You should read these cautionary statements as being applicable to all related forward- looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Where we say "we", "us", "our", or "the Company", we mean Braintech Inc. and its subsidiaries.

OVERVIEW

We entered the technology field in the first quarter of 1994. Since then, the majority of our efforts have been devoted to developing products to be used in creating machine vision systems or "computerized vision", and in developing machine vision systems. Machine vision refers to the technology base that employs any number of electro-optical or non-contact techniques to acquire image data, process that data and analyze it to draw conclusions with little or no operator intervention. Basically, machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control).

In 1998, we began to apply our technology and expertise to the development of machine vision systems for industrial applications. We have developed machine vision systems used in product inspection, location analysis, and parts handling and assembly.

In March 2000, we entered into a strategic alliance with ABB Inc. ("ABB"). ABB is a major supplier of industrial robotic systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guidance systems for robots used in the automotive manufacturing industry.

In 2000, we commenced the development of eVisionFactory ("eVF"), a software environment whose main components are: e - Real-Time Internet Support, V - Vision Science & Engineering, and F - Application Development & Operation. eVF combines vision technology, systems engineering, and a wireless Internet based service and support system. The Internet-based service and support system is designed to provide technical support through the Internet to purchasers of our vision guidance systems. The Internet-based support system could also be used to provide technical support to companies operating other types of industrial machinery and manufacturing systems.

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies agreed to cooperate in developing and marketing of the Braintech technology for industrial applications including vision guided robots in Japanese and Asian markets. Marubeni is a Japanese trading company with offices and subsidiaries throughout the world. Marubeni is ranked 25th on the 2002 Fortune Global 500 of the world's largest corporations, based on 2001 revenues.

In the 2nd quarter of 2001, at the request of a major automaker, we completed the development of a 3D single camera vision guidance system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm to determine the position and orientation of an object. That information is used to guide the robot operating on or manipulating the object. Applications for the SC3D system include automated assembly, material handling, spot welding, machining operations, adhesive and sealant application, spray painting, and part identification and inspection.

DEVELOPMENTS IN 2002

In the 1st quarter of 2002, we completed a commercial version of eVF that does not include the Internet based service and support system as that system remains under development.

In the 1st quarter of 2002, we also developed a fully automated process for 3D calibration of a stationary or robot-mounted camera ("AutoCal-3D"). Calibration refers to the process whereby the mathematical relationship between pixel coordinates of objects in digital images and real-world coordinates such as inches and millimeters is calculated. In contrast to the manual calibration process, AutoCal-3D eliminates all steps involving operator input thereby increasing both efficiency and accuracy. AutoCal-3D is a component of eVF.

In April 2002, we delivered the first three of the 19 SC3D vision systems ordered by ABB in the fall of 2001 for a major automaker. The three systems include the commercialized version of eVF, SC3D and AutoCal-3D. The systems are integrated with ABB's robots and are currently used in an automotive power train assembly line. From April to June, 2002, six additional systems have been delivered and installed in a pre-deployment assembly line and the automaker's engineers have confirmed that these systems meet the required specifications under normal plant conditions. It is expected that these systems will be transferred to the engine assembly plants in August and September 2002. The first three systems have been invoiced and we have received payment in full. The six additional systems will be invoiced at the time of transfer to the assembly plant. The remaining 10 systems are scheduled for delivery throughout the remainder of 2002. However, the installation dates for these systems are dependent on the requirements of the customer and these dates have constantly shifted.

During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation that culminated in the signing of a Marketing and Development Agreement. The agreement, which covers Southeast Asia and Australia, provides for mutual exclusivity, whereby Marubeni is granted an exclusive license to manufacture and distribute Braintech's vision guided robotic systems and Marubeni agrees that it will not deal with any competitive technology or products during a three year term. Marubeni placed an order for two eVF development systems and these systems were delivered upon completion of the Marketing and Development Agreement. We have completed the integration work for utilization of eVF with Kowasaki robots. We have also set up a demonstration/training model of eVF in the Marubeni Vision Techno Centre in Nagoya, Japan and have provided onsite training to Marubeni engineers. In addition, Mr. Babak Habibi, our President, gave a presentation to senior level executives of Marubeni at the Techno Centre. We have also hired a Vice President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

As of June 30, 2002, we have incurred an aggregate deficit of approximately $10.9 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to June 30, 2002, in the amount of $360,453.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001.

Revenue from operations for the six-month period ended June 30, 2002 was $113,551. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 7.

Revenue for the six-month period ended June30, 2002, included $88,453 for the three vision systems delivered to ABB for a major automaker and $25,098 for two vision systems used in the manufacture of plastic fuel tanks that were delivered in December 2001 and March 2002. In accordance with SOP 97-2, we are recognizing the revenue from the plastic fuel tanks systems over the twelve-month periods commencing on the delivery date.

Cost of sales for the six-month period ended June 30, 2002 were $14,248. This amount also is calculated in accordance with SOP 97-2.

During the six-month period ended June 30, 2001, we recorded revenue from operations of $24,802. We received this amount from ABB Flexible Automation for a vision system used in the manufacture of plastic fuel tanks.

Cost of sales for the six-month period ended June 30, 2001 were $7,475. This amount consisted of equipment used in, and installation costs relating to, the fuel tank project.

Research and development expenses increased from $203,839 for the six-month period ended June 30, 2001 to $219,087 for the six-month period ended June 30, 2002 principally from a small increase in personnel involved in research and development.

Selling, general, and administrative expenses increased from $755,704 for the six-month period ended June 30, 2001 to $811,609 for the six-month period ended June 30, 2002. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries increased from approximately $287,000 to approximately $351,000, due to the hiring of approximately 3 additional general and administrative employees.

- Amortization expenses decreased from $62,092 to $39,065, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.

- Legal expenses decreased from $118,724 to $80,460, principally due to the cost incurred in 2001 for filing a registration statement under the Securities Act of 1933.

- Overall travel and marketing expenditures increased from approximately $136,000 to approximately $190,000 principally as a result of efforts to increase our exposure and the exposure of our products. The individual components of this increase are as follows: Expenditures for marketing materials increased from $48,562 to $58,008, trade shows increased from $37,786 to $53,722, investor relations increased from $9,755 to $55,752, travel increased from $14,383 to $16,616, and web site expenditures decreased from $23,345 to $2,247.

- Rent and premises cost increased from $21,200 to $67,946, principally as a result of the move to our expanded premises.

Three-month period ended June 30, 2002 compared with the three-month period ended June 30, 2001.

Revenue from operations for the three-month period ended June 30, 2002 was $105,552. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 7.

Revenue for the three-month period ended June30, 2002, included $88,453 for the three vision systems delivered to ABB for a major automaker and $17,099 for two vision systems used in the manufacture of plastic fuel tanks that were delivered in December 2001 and March 2002. In accordance with SOP 97-2, we are recognizing the revenue from the plastic fuel tanks systems over the twelve-month periods commencing on the delivery date.

Cost of sales for the three-month period ended June 30, 2002 were $12,323. This amount also is calculated in accordance with SOP 97-2.

During the three-month period ended June 30, 2001, we recorded revenue from operations of $24,802. We received this amount from ABB Flexible Automation for a vision system used in the manufacture of plastic fuel tanks.

Cost of sales for the three-month period ended June 30, 2001 were $7,475. This amount consisted of equipment used in, and installation costs relating to, the fuel tank project.

Research and development expenses increased from $85,567 for the three-month period ended June 30, 2001 to $107,282 for the three-month period ended June 30, 2002 principally from a small increase in personnel involved in research and development.

Selling, general, and administrative expenses decreased from $463,522 for the three-month period ended June 30, 2001 to $328,792 for the three-month period ended June 30, 2002. Several factors contributed to the decrease. The principal factors were as follows:

- General and administrative salaries decreased from approximately $194,000 to approximately $157,000, due to a reduction of approximately 2 general and administrative employees.

- Amortization expenses decreased from $30,759 to $19,789, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.

- Legal expenses decreased from $71,544 to $50,288, principally due to the cost incurred in 2001 for filing a registration statement under the Securities Act of 1933.

- Overall travel and marketing expenditures decreased from approximately $96,000 to approximately $33,000. The individual components of this decrease are as follows: Expenditures for marketing materials decreased from $19,242 to $73, trade shows decreased from $37,786 to $2,750, investor relations increased from $2,041 to $23,256, travel decreased from $12,766 to $4,657, and web site expenditures decreased from $23,345 to $904.

- Rent and premises cost increased from $11,153 to $33,101, principally as a result of the move to our expanded premises.

Liquidity and Capital Resources

As of June 30, 2002, our accounts receivable balance was $148,783. We have since collected $98,246 of this balance. Of the remaining $50,537 balance, $47,975 relates to two invoices to Axium Automation Inc. The first invoice of $34,224 was issued in December 2001. We have recorded a 78% allowance for non-collection of this invoice as Axium filed for protection under Canadian bankruptcy laws on March 27, 2002. At a meeting held May 23, 2002 Axium's creditors accepted a proposal to receive a payment of $0.22 on each $1.00 owed to trade creditors such as Braintech. Under the proposal, Axium would make payments to trade creditors at 6, 12 and 18 months after the proposal is approved. We rendered the second invoice for $37,585 to Axium after March 27, 2002 and at this time expect this invoice to be paid in full.

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

In addition to this private placement, between April 10, 2002 and August 9, 2002, we received $450,926 on account of a private placement to be completed in the future.

As of August 9, 2002, inclusive of the private placement proceeds described above, our cash balance is approximately $110,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $160,000 per month. We base this estimate on the following data:

- As at August 9, 2002, we have 21 employees. Our salary costs are approximately $78,000 per month;

- For the six months ended June 30, 2002, our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $78,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $78,000 per month for the second half of 2002;

- During the year ended December 31, 2001, we incurred capital expenditures of approximately $154,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2001, and August 9, 2002, we incurred capital expenditures of approximately $8,000, for computer equipment. We do not expect to incur significant capital expenditures during the remainder of 2002 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period August 9, 2002 to December 31, 2002 will be approximately $750,000. Accordingly, at our current level of operation, our existing cash balances, together with the anticipated realization of our accounts receivable and anticipated proceeds of future private placements, should be sufficient to pay our anticipated cash expenditures to approximately September 30, 2002. To continue as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by September 30, 2002, we face the risk that our business will fail.

We do not plan to increase our operating expenses significantly, or to incur substantial capital expenditures, unless we begin to generate sales revenue or unless we raise additional capital. At present, while we do not have specific plans to raise additional capital, we will need to do so to continue operations.

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

Plan of Operation

Our first priority for the balance of 2002 is to complete the remaining ten of the nineteen systems ordered by ABB in the fall of 2001. If we are successful in completing these orders, the revenues from these systems, together with the revenue from the six systems delivered but not invoiced, should provide the operating cash requirements for approximately 3 months.

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

- We provide proposals to ABB for the vision system components for robotic systems being sold to ABB customers. As of August 9, 2002 we have several proposals outstanding, some of which involve multiple systems.

- We have begun negotiations with ABB's US subsidiary to establish an alliance similar to the one we have with ABB's Canadian subsidiary

- We have contracted a sales consultant based in the north eastern United States to provide sales support to ABB - USA and to be responsible for direct sales to US automakers and their Tier I and Tier II suppliers.

Our third priority during the balance of 2002 is to continue the development of eVisionFactory, including our Internet based service and support system. We have completed a commercial version of eVisionFactory and the nine systems delivered to ABB for a major auto manufacturer include a version of eVisionFactory. We have not yet completed the Internet based service and support system but anticipate having a demonstration version available later in 2002.

Our fourth priority is to support Marubeni Corporation in its endeavours to market our products throughout south east Asia in accordance with the mutually exclusive Marketing and Development Agreement. In this regard, we have hired a Vice President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

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

Because we have earned insignificant revenue of only $360,453 from inception to June 30, 2002, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately August 31, 2002. To continue operation beyond that we will have to raise additional capital and/or generate substantial revenues. If we are unable to do so, we face a risk of insolvency.

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

We made our alliance agreement with ABB in March 2000 and together we have been awarded contracts for more than 20 vision guided robotic systems. We intend to develop our relationship with ABB to try and make additional sales through that relationship. However, our relationship with ABB is new and our prospects for generating sales under the ABB alliance are uncertain. Furthermore, additional sales through ABB will be dependent upon our products and services meeting customer demands.

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

We believe that the software code that we have written for eVisionFactory, the BrainTron processor, the Odysee Development Studio, and each of our custom machine vision systems is protected by copyright law. However, copyright law does not prevent other companies from developing their own software to perform the same functions as our products. As well, copyright law varies from country to country and may be unenforceable in a jurisdiction where software may be copied.

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

Because we have generated revenue of only $360,453 from inception to June 30, 2002, and our business has not been profitable with accumulated losses of $10,892,856 from inception to June 30, 2002, we may not be able to raise the additional capital we need.

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

Several other factors may also hinder our efforts to raise capital. They include the following:

- Our share price has been highly volatile during 2000, 2001 and 2002. The volatility of our share price may deter potential investors.

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

To raise additional capital we may have to issue additional shares, which may dilute the interests of existing shareholders substantially. Alternatively, we may have to borrow large sums and assume obligations to make substantial interest and capital payments. We may also have to sell significant interests in some or all of our products. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares.

Because a significant percentage of our issued shares have recently become free trading, and because we may register additional share offerings, there is a risk of downward pressure on our stock price.

During the first 3 months of 2001, we issued approximately 8.1 million shares in private placements. Those shares have recently become eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, we raised further funds late in 2001 and early 2002 in private placements and other transactions for which we have issued 6,143,187 shares and 2,821,593 share purchase warrants for one share each. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

Because the National Association of Securities Dealers has announced that the OTC Bulletin Board will cease operations in 2003, the market for trading of our securities may be adversely affected.

The National Association of Securities Dealers, Inc., has announced that it intends to make certain changes to its system for trading shares electronically other than through NASDAQ, including establishing a new electronic trading system known as the Bulletin Board Exchange ("BBX") which will eventually supersede the OTC Bulletin Board. We are unable to determine the effect of any such change on the Company and the trading market for our securities, or whether our common stock will be eligible for listing on the BBX. The inability of our common stock to be listed on the BBX could have a material adverse impact on the market price for our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As at June 30, 2002, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in the financial statements included in this Form 10-QSB. The fair value of all financial instruments as at June 30, 2002 approximate their carrying values.

To June 30, 2002, the majority of our revenues and the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On July 5, 2002 we filed a report on Form 8-K concerning the Marketing and Development Agreement we entered into with Marubeni Corporation.

On August 9, 2002, we filed a Form 8-K with respect to the appointment of Lionel Dodd to our board of directors.

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(8)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(9)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(7)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)	Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1)	Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)	Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
10.5(4)	Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
10.6(4)	Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc., and SJM Management Ltd.
10.7(5)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)	Letter agreement with Sideware Systems Inc. dated November 1, 2000
10.9(7)	Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7)	Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)	Assignment Agreement between Pacific Centre Leaseholds Ltd., Techwest Management Inc., Sideware Systems Inc. and the Company dated January 1, 2001
10.12(7)	Mutual Release and Settlement Agreement between Manfred Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7)	Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.15(8)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.16(9)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.17(9)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.18(9)	Memorandum of Understanding with Marubeni Corporation
10.19(10)	License Agreement with Marubeni Corporation
11.1	Computation of net loss per share

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

(10) Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC.

/s/ Owen L.J. Jones
Owen L.J. Jones
Chief Executive Officer, Director
Dated: August 12, 2002

/s/ Babak Habibi
Babak Habibi
President, Director
Dated: August 12, 2002

/s/ Edward A. White
Edward A. White
Chief Financial Officer (Principal Financial and
Accounting Officer), Director
Dated: August 12, 2002