Form 10QSB
period 2002-09-30
BRAINTECH INC/BC
filed 2002-11-14
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,710,016 Common shares, par value $0.001, as at November 8, 2002.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 13

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 1

Item 2. Management's Discussion and Analysis or Plan of Operation page 1

Item 3 Controls and Procedures page 11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 11

Item 2. Changes in Securities page 11

Item 3. Defaults upon Senior Securities page 12

Item 4. Submission of Matters to a Vote of Securities Holders page 12

Item 5. Other Information page 12

Item 6. Exhibits and Reports on Form 8-K page 12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at September 30, 2002 (unaudited) and December 31, 2001;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the period from inception on January 3, 1994 to September 30, 2002 and for the three and nine month periods ended September 30, 2001 and 2002;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the period from inception on January 3, 1994 to September 30, 2002;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the period from inception on January 3, 1994 to September 30, 2002 and for the nine month periods ended September 30, 2001 and 2002; and

(v) Condensed notes to Consolidated Financial Statements (unaudited).

Condensed Consolidated Financial Statements of

(Expressed in United States dollars)

BRAINTECH, INC.

(A Development Stage Enterprise)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

(Unaudited - Prepared by Management)

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

	September 30,	December 31,
	2002	2001
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$111,615	$101,880
Accounts receivable	3,174	72,215
Inventory	40,682	35,467
Prepaid expenses	24,262	28,247
Deferred costs	4,918	7,765
	184,651	245,574

Fixed assets	123,399	175,047

	$308,050	$420,621

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$158,530	$127,664
Deferred revenue	86,531	32,500
	245,061	160,164
Stockholders' equity:
Common stock
Authorized: 40,000,000 shares, with $0.001 par value
Issued: 12,587,316 shares (2001 - 11,358,668)
To be issued: nil shares (2001 - 20,000)	12,587	11,359
Additional paid-in capital	11,398,537	10,280,074
Deferred stock-based compensation	-	(10,000)
Deficit accumulated prior to the development stage	(58,800)	(58,800)
Deficit accumulated during the development stage	(11,289,335)	(9,962,176)
	62,989	260,457

	$308,050	$420,621

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

	Period from inception on January 3, 1994 to September 30, 2002
		Nine months ended		Three months ended
		September 30,		September 30,
		2002	2001	2002	2001

Sales	$515,495	$268,593	$47,752	$155,042	$22,950
Cost of sales	122,903	25,487	13,830	11,239	6,355

Gross margin	392,592	243,106	33,922	143,803	16,595

Operating expenses:
Consulting and contractors	736,561	-	-	-	-
Research and development	3,325,287	328,033	305,979	108,946	102,140
Selling, general and
administrative	7,362,137	1,242,994	1,088,045	431,385	332,341
	11,423,985	1,571,027	1,394,024	540,331	434,481

Operating loss	(11,031,393)	(1,327,921)	(1,360,102)	(396,528)	(417,886)

Non-operating:
Interest income	45,700	762	18,113	49	2,738
Loss on settlement of litigation	(100,000)	-	-	-	-
Loss on disposal of
fixed assets	(69,022)		(36,622)		(28,142)
Write-down of investments	(100,000)	-	-	-	-
Write-down of
intangible assets	(17,189)	-	-	-	-
Write-down of organization
costs	(17,431)	-	-	-	-

Loss for the period	$(11,289,335)	$(1,327,159)	$(1,378,611)	$(396,479)	$(443,290)

Loss per share:
Basic and
diluted	$(1.79)	$(0.11)	$(0.13)	$(0.03)	$(0.04)

Weighted average
number of common
shares outstanding:
Basic and diluted	6,313,674	11,825,387	10,244,055	12,587,329	11,315,787

See accompanying condensed notes to consolidated financial statements
BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

					Deficit	Deficit
					accumulated	accumulated	Total
	Common stock		Additional	Deferred	prior to the	during the	stockholders'
	Number		paid-in	stock-based	development	development	equity
	of shares	Amount	capital	compensation	stage	stage	(deficit)

Balance, January 3, 1994	3,480,000	$3,480	$1,053,191	$-	$(58,800)	$-	$997,871

Loss for the period	-	-	-	-	-	(1,006,716)	(1,006,716)
Balance, December 31, 1994	3,480,000	3,480	1,053,191	-	(58,800)	(1,006,716)	(8,845)

Loss for the period	-	-	-	-	-	(748,310)	(748,310)
Balance, December 31, 1995	3,480,000	3,480	1,053,191	-	(58,800)	(1,755,026)	(757,155)

Common stock transactions (net of
share issue costs):
Issued for cash at $0.9475
per share	190,000	190	174,200	-	-	-	174,390
Issued for cash at $1.25 per
share	146,667	147	183,753	-	-	-	183,900
Issued for cash at $1.00 per
share	600,000	600	594,900	-	-	-	595,500
Shares issued for services
rendered	240,000	240	239,760	-	-	-	240,000
Loss for the period	-	-	-	-	-	(959,945)	(959,945)
Balance, December 31, 1996	4,656,667	4,657	2,245,804	-	(58,800)	(2,714,971)	(523,310)

Common stock transactions (net of
share issue costs):
Issued for cash at $1.00 per
share	400,000	400	398,591	-	-	-	398,991
Issued for cash at $0.75 per
share	200,000	200	149,079	-	-	-	149,279
Shares issued for services
rendered	60,000	60	59,940	-	-	-	60,000
Compensatory benefit of employee
stock options	-	-	200,000	-	-	-	200,000
Loss for the period	-	-	-	-	-	(930,042)	(930,042)
Balance, December 31, 1997	5,316,667	5,317	3,053,414	-	(58,800)	(3,645,013)	(645,082)

Common stock transactions (net of
share issue costs):
Issued for cash at $1.25 per
share	320,000	320	399,680	-	-	-	400,000
Issued for cash at $1.20 per
share	437,600	438	437,162	-	-	-	437,600
Compensatory benefit of employee					-
stock options	-	-	927,800	-	-	-	927,800
Loss for the period	-	-	-	-	-	(2,110,556)	(2,110,556)
Balance, December 31, 1998	6,074,267	6,075	4,818,056	-	(58,800)	(5,755,569)	(990,238)

Common stock transactions (net of
share issue costs):
Issued for cash at $0.75 per
share	1,960,000	1,960	1,441,790	-	-	-	1,443,750
Issued for cash at $1.00 per
share	31,400	31	31,369	-	-	-	31,400
Issued for cash at $3.00 per
share	202,000	202	605,798	-	-	-	606,000
Common stock subscriptions	-	-	110,270	-	-	-	110,270
Subscriptions receivable	-	(22)	(65,978)	-	-	-	(66,000)
Compensatory benefit of employee
stock options	-	-	2,000	-	-	-	2,000
Loss for the period	-	-	-	-	-	(1,236,074)	(1,236,074)

Balance, December 31, 1999,
carried forward	8,267,667	8,246	6,943,305	-	(58,800)	(6,991,643)	(98,892)

BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Continued)
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Deficit	Deficit
accumulated	accumulated
Common stock	Additional	Deferred	prior to the	during the
Number	paid-in	stock-based	development	development
of shares	Amount	capital	compensation	stage	stage

Balance, December 31, 1999,
carried forward	8,267,667	$8,246	$6,943,305	-	$(58,800)	$(6,991,643)	$(98,892)
Common stock issued for cash at
$1.00 per share (net of share
issue costs)	795,200	795	793,486	-	-	-
Subscriptions received in cash	-	22	65,978	-	-	-
Settlement of litigation	-	-	606,000	-	-	-
Common stock issued for cash
on subscriptions	57,000	57	(57)	-	-	-
Common stock subscriptions
received in cash	-	-	730,000	-	-	-
Common stock to be issued in
settlement of legal claim	-	-	100,000	-	-	-
Loss for the year	-	-	-	-	-	(1,114,003)
Balance, December 31, 2000	9,119,867	9,120	9,238,712	-	(58,800)	(8,105,646)

Common stock issued for
promissory notes	266,668	267	199,733	-	-	-
Less: Promissory notes receivable
for subscription of common
shares	-	-	(200,000)	-	-	-
Common stock issued for
settlement of legal claim	80,000	80	(80)	-	-	-
Common stock issued for cash at
$0.75 per share (net of share
issue costs and share
subscriptions received in 2000)	1,808,042	1,808	614,917	-	-	-
Common stock issued for cash at
$1.10 per share (net of share
issue costs)	59,091	59	60,301	-	-	-
Shares issued for services rendered	25,000	25	23,975	-	-	-
Common stock subscriptions
received in cash	-	-	314,516	-	-	-
Common stock to be issued for
services rendered	-	-	16,000	-	-	-
Deferred stock-base compensation	-	-	12,000	(12,000)	-	-
Amortization of deferred stock-
based compensation	-	-	-	2,000	-	-
Loss for the year	-	-	-	-	-	(1,856,530)
Balance, December 31, 2001	11,358,668	11,359	10,280,074	(10,000)	(58,800)	(9,962,176)

Shares subsequently issued for
prior year services rendered	20,000	20	(20)	-	-	-
Common stock issued for cash at
$0.75 per share (net of share
subscriptions received in 2001)	1,128,638	1,128	530,834	-	-	-
Shares issued for services rendered	80,000	80	63,920	-	-	-
Common stock subscriptions
received in cash	-	-	533,729	-	-	-
Common stock issued for fractional
shares resulting from reverse
stock split	10	-	-	-	-	-
Deferred stock-based compensation	-	-	(10,000)	10,000	-	-
Loss for the year	-	-	-	-	-	(1,327,159)

Balance, September 30, 2002	12,587,316	$12,587	$11,398,537	$-	$(58,800)	$(11,289,335)	$

See accompanying condensed notes to consolidated financial statements.
BRAINTECH, INC.
(A Development Stage Enterprise)

Condensed Consolidated Cash Flows
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

	Period from
	inception on
	January 3, 1994	Nine months ended
	to September 30	September 30
	2002	2002	2001

Cash flows from operating activities
Loss for the period	$(11,289,335)	$(1,327,159)	$(1,378,611)
Items not involving cash:
Amortization	304,165	58,766	89,175
Bad debt	143,359	68,251	-
Loss on disposal of fixed assets	69,022	-	36,622
Write-down of investments	100,000	-	-
Write-down of intangible assets	17,189	-	-
Write-down of organization costs	17,431	-	-
Shares issued for services rendered	404,000	64,000	24,000
Shares issued for satisfaction of legal claim	100,000	-	-
Compensatory benefit of employee stock options	1,131,800	-	-
Changes in non-cash operating working capital:
Inventory	(40,682)	(5,215)	(26,110)
Accounts receivable	(71,425)	790	(62,858)
Prepaid expenses	(24,262)	3,985	(20,396)
Deferred cost of sales	(4,918)	2,847	-
Accounts payable and accrued liabilities	144,998	30,866	47,118
Deferred revenue	86,531	54,031	-
Net cash used in operating activities	(8,912,127)	(1,048,838)	(1,291,060)

Cash flows from investing activities
Purchase of marketable securities	(100,000)	-	-
Purchase of fixed assets	(537,033)	(7,118)	(147,667)
Proceeds from short term investment	-	-	6,929
Proceeds from notes receivable	(130,181)	-	-
Proceeds from disposal of real estate	306,752	-	-
Proceeds from disposal of fixed assets	41,506	-	-
Deposit on lease	-	-	2,297
Net cash used in investing activities	(418,956)	(7,118)	(138,441)

Cash flows from financing activities
Notes receivable	55,073	-	-
Loans to directors and officers	7,304	-	-
Due to (from) related companies	(11,626)	-	21,564
Mortgages payable	(207,739)	-	-
Share subscriptions received	533,729	533,729	-
Common stock issued, net of issue costs	8,821,845	531,962	677,085
Net cash provided by financing activities	9,198,586	1,065,691	698,649

Increase (decrease) in cash and cash equivalents	(132,497)	9,735	(730,852)

Cash and cash equivalents, beginning of period	244,112	101,880	899,573

Cash and cash equivalents, end of period	$111,615	$111,615	$168,721

Supplemental information:
Cash paid for interest	$3,797	$-	$-
Cash paid for taxes	-	-	-
Non-cash financing and investing activities:
Shares issued for services rendered	404,000	64,000	24,000
Shares issued for promissory notes	200,000	-	200,000
Shares issued for satisfaction of legal claim	100,000	-	-

See accompanying condensed notes to consolidated financial statements.
BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc., is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment.

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has not generated significant revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its strategic sales alliances with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company's intention to focus on developing this alliance and on becoming their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances whatsoever that appropriate financings having favorable economic terms will be available as required.

Based on its current financial position, the Company believes that its present and anticipated cash resources will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2002. To continue as a going concern, the Company will either have to raise additional capital (note 8) or begin to generate substantial sales revenue. If the Company cannot do either by the end of December 2002, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of presentation:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

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

In conjunction with a private placement completed during the first quarter of 2001, a director and Chief Financial Officer of the Company issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share at $0.75 per share until February 28, 2003. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share at $0.75 per share until February 28, 2003. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

4.	Shareholders' equity:
	(a)	Reverse stock split:

On September 6, 2002, the Company completed a reverse stock split on a one for five basis on the common stock of the Company. The number of common stock authorized for issuance was reduced from 200 million shares to 40 million.

		The effect of this reverse stock split has been applied retroactively throughout these consolidated financial statements.
	(b)	Stock options:
		A summary of the Company's stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2001	1,060,500	$1.14

	Options granted	144,000	0.90
	Options cancelled/expired	(95,000)	1.22

	Balance September 30, 2002	1,109,500	$1.11
		Of those outstanding at September 30, 2002, 840,500 are exercisable (December 31, 2001 - 717,750.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

5.	Share purchase warrants:

During the year ended December 31, 2001, the Company completed private placements of 2,074,710 common shares at a price of $0.75 per share and 59,091 common shares at a price of $1.10 per share. In conjunction with the private placements, the Company issued 1,066,902 common share purchase warrants (each purchaser received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $1.00 per share for 1,037,356 of the warrants and at $1.35 per share for 29,546 of the warrants. None of the warrants were issued to employees, officers or directors in their capacity as such. At a directors' meeting held June 27, 2002, the Company extended the expiry date on these share purchase warrants to August 31, 2002 and reduced the exercise price to $0.75 per share, which was the fair market value of the Company's common shares on June 27, 2002. At a directors' meeting held August 28, 2002, the Company further extended the expiry date on these share purchase warrants to February 28, 2003.

During the quarter ended June 30, 2002, the Company completed a private placement of 1,128,638 common shares at a price of $0.75 per share. In conjunction with the private placement, the Company issued 564,319 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $1.00 per share. There were no cancellations, exercise or expiration of warrants during the period.

A summary of the Company's share purchase warrants outstanding as at September 30, 2002 is as follows:

	Expiry	Exercise
Number of warrants	date	price

1,066,902	February 28, 2003	$0.75
564,319	April 17, 2003	$1.00

1,631,221		$0.85

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

6.	Commitments:
The Company has obligations under operating lease arrangements which require the following minimum annual payments:

2002	$32,844
2003	91,221
2004	12,280
2005	4,915
2006	2,460

$143,720

7.	Contingencies:

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

8.	Subsequent events:
(a)	Private placement:

On October 29, 2002, the Company completed a private placement of 855,594 common shares to two Directors at a price of $0.60 per share. The price per share was determined based on the moving average fair market value of the Company's common shares during a 10 day period in August 2002. The fair market value of the Company's common shares on October 17, 2002, the date the private placement was authorized, was $0.30 per share. In addition, for every two shares purchased, the purchasers will receive one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.85 per share. Net proceeds from the private placement were $513,356 of which $450,926 had been received prior to September 30, 2002 and was included in additional paid-in capital.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2002 and 2001
Three months ended September 30, 2002 and 2001
Period from inception on January 3, 1994 to September 30, 2002

8.	Subsequent events (continued):
(a) Private placement (continued):

On October 29, 2002, the Company completed a private placement of 267,106 common shares to the Company's Chief Executive Officer at a price of $0.31 per share. The price per share was determined based on the fair market value of the Company's common shares on September 30, 2002. The fair market value of the Company's common shares on October 17, 2002, the date the private placement was authorized, was $0.30 per share. In addition, for every two shares purchased, the purchaser will receive one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.36 per share. Net proceeds from the private placement were $82,803 which had been received prior to September 30, 2002 and was included in additional paid-in capital.

(b) Share purchase warrants:

On October 17, 2002, the Company authorized the issuance of 500,000 common share purchase warrants to the Company's Chief Executive Officer pursuant to an agreement dated September 30, 2002 whereby the officer agreed to accept the warrants in lieu of salary for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles the holder to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002, therefore the intrinsic market value of the warrants is nil. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $49,899 has been recorded as an expense and obligation in the period ended September 30, 2002.

(c) Additional financing:
Subsequent to September 30, 2002, $130,574 was received from the Company's Chief Executive Officer with respect to a future private placement that has not yet been finalized.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors" at page 8. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

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

In March 2000, we entered into a strategic alliance with ABB Inc. ("ABB"). ABB is a major supplier of industrial robotic systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry.

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

In the 2nd quarter of 2001, at the request of a major automaker, we completed the development of a 3D single camera vision guidance system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm to determine the position and orientation of an object. That information is used to guide the robot operating on or manipulating the object. Applications for the SC3D system include automated assembly, material handling, spot welding, machining operations, adhesive and sealant application, spray painting, and part identification and inspection. As a result of our completion of the development of SC3D, we received from ABB an order for 19 vision guidance systems for installation into two engine assembly plants of a major automaker.

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

We have continued to add functionality to eVF by developing additional components as follows:

Xi2D (Single/Multi-Camera 2D); Xi2D refers to our set of image processing and feature detection, identification and location algorithms that determine the position of parts or features. Xi2D consists of a single or multi-camera arrangement that view various features of interest. This technology is best suited for robot guidance involving semi-constrained (loosely fixtured) parts whose position and orientation can vary in a planar fashion. Advanced feature detection and pattern matching algorithms enable precise and robust Xi2D measurements.

DD3D (Direct Depth 3D); DD3D uses stereo vision for direct measurement. DD3D refers to our set of depth measurement and metrology algorithms that directly determine the 3D coordinates of parts or features. DD3D consists of a binocular camera arrangement (the DD3D sensor) to view a part or feature. The 3D depth information from multiple DD3D sensors is combined into a cohesive model of the object's pose in 3D. DD3D technology is well suited for robotic guidance applications involving parts with varying dimensions for applications such as windshield decking and body panel racking.

SR3D (Surround Vision 3D); SR3D is similar to SC3D but involves multiple cameras and has the ability to analyse several sets of features at the same time. SR3D has an advanced set of algorithms which can combine different views of a part to determine the part's 3D pose. The physical configuration is usually multiple CCD cameras viewing different areas of the same part. SR3D is suited for robotic handling applications involving large dimensionally stable parts or parts with only a few features on each viewing surface such as auto body assembly applications.

To date, we have delivered 15 of the 19 SC3D vision systems ordered by ABB in the fall of 2001 for a major automaker. All of these systems include the commercialized version of eVF, SC3D and AutoCal-3D. These systems are integrated with ABB robots and several of them are currently used in an automotive power train assembly line. The remaining systems are installed or are being installed in pre-deployment assembly lines and the automaker's engineers have confirmed that the installed systems meet the required specifications under normal plant conditions. It is expected that these systems will be transferred to the engine assembly plants in November and December 2002. However, the installation dates for these systems are dependent on the requirements of the customer and these dates have constantly shifted. To September 30, 2002, seven systems have been invoiced and we have received payment in full. The remaining eight of the fifteen systems delivered were invoiced in November 2002.

During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation that culminated in the signing of a Marketing and Development Agreement. The agreement, which covers Southeast Asia and Australia, provides for mutual exclusivity, whereby Marubeni is granted an exclusive license to manufacture and distribute Braintech's vision guided robotic systems and Marubeni agrees that it will not deal with any competitive technology or products during the three-year term. Marubeni placed an order for two eVF development systems and these systems were delivered upon completion of the Marketing and Development Agreement. We have completed the integration work for utilization of eVF with Kawasaki robots. We have also set up a demonstration/training model of eVF in the Marubeni Vision Techno Centre in Nagoya, Japan and have provided onsite training to Marubeni engineers. In addition, Mr. Babak Habibi, our President, gave a presentation to senior level executives of Marubeni at the Techno Centre. We have also hired a Vice-President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

As of September 30, 2002, we have incurred an aggregate deficit of approximately $11.3 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

We have generated total revenues, from inception on January 3, 1994 to September 30, 2002, in the amount of $515,495.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001.

Revenue from operations for the nine-month period ended September 30, 2002 was $268,593. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 7.

Revenue for the nine-month period ended September 30, 2002, includes approximately $205,300 for the seven vision systems delivered to ABB for a major automaker, approximately $20,500 for two eVF development systems for Marubeni, and approximately $42,000 for two vision systems used in the manufacture of plastic fuel tanks that were delivered in December 2001 and March 2002. In accordance with SOP 97-2, we are recognizing the revenue from the plastic fuel tanks systems over the twelve-month periods commencing on the delivery date.

Cost of sales for the nine-month period ended September 30, 2002 were $25,487. This amount also is calculated in accordance with SOP 97-2.

During the nine-month period ended September 30, 2001, we recorded revenue from operations of $47,752. We received $24,802 of this amount for a vision system used in the manufacture of plastic fuel tanks and $22,950 for a vision system used to locate and inspect automotive air conditioning systems. Both systems were sold through our alliance with ABB Flexible Automation.

Cost of sales for the nine-month period ended September 30, 2001 were $13,830. This amount consisted of $7,475 for equipment used in, and installation costs relating to, the fuel tank project and $6,355 for equipment and installation costs relating to the air conditioner project.

Research and development expenses increased from $305,979 for the nine-month period ended September 30, 2001 to $328,033 for the nine-month period ended September 30, 2002 principally from a small increase in personnel involved in research and development.

Selling, general, and administrative expenses increased from $1,088,045 for the nine-month period ended September 30, 2001 to $1,242,994 for the nine-month period ended September 30, 2002. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries increased from approximately $466,000 to approximately $490,000, due to a net increase of 1 additional general and administrative employee.

- As at September 30, 2002, the Company recorded a stock based compensation charge of $49,899 in accordance with the application of the Black-Scholes option pricing model on the authorized issuance of 500,000 share purchase warrants to be granted to Owen Jones, our Chief Executive Officer in lieu of salary for the period from January 1, 2002 to September 30, 2002. There was no similar charge during the nine month period ended September 30, 2001.

- Amortization expenses decreased from $89,175 to $58,767, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.

- Legal expenses decreased from $121,974 to $98,428, principally due to the cost incurred in 2001 for filing a registration statement under the Securities Act of 1933.

- Accounting expenses decreased from $59,057 to $33,267 principally due to the cost incurred in 2001 for filing a registration statement under the Securities Act of 1933.

- Overall travel and marketing expenditures increased from approximately $150,000 to approximately $269,000 principally as a result of efforts to increase our exposure and the exposure of our products. The individual components of this increase are as follows: Expenditures for marketing materials increased from $48,498 to $58,094, trade shows increased from $38,005 to $86,328, investor relations increased from $14,383 to $91,333, travel increased from $19,012 to $21,767, and web site expenditures decreased from $25,643 to $3,556.

- Rent and premises cost increased from $58,001 to $102,233, principally as a result of the move to our expanded premises.

Three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001.

Revenue from operations for the three-month period ended September 30, 2002 was $155,042. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 7.

Revenue for the three-month period ended September 30, 2002, includes approximately $116,800 for the four vision systems delivered to ABB for a major automaker, approximately $20,500 for two eVF development systems for Marubeni, and approximately $17,000 for two vision systems used in the manufacture of plastic fuel tanks that were delivered in December 2001 and March 2002. In accordance with SOP 97-2, we are recognizing the revenue from the plastic fuel tanks systems over the twelve-month periods commencing on the delivery date.

Cost of sales for the three-month period ended September 30, 2002 were $11,239. This amount also is calculated in accordance with SOP 97-2.

During the three-month period ended September 30, 2001, we recorded revenue from operations of $22,950. We received this amount from ABB Flexible Automation for a vision system used to locate and inspect automotive air conditioning systems.

Cost of sales for the three-month period ended September 30, 2001 were $6,355. This amount consisted of equipment and installation costs relating to the air conditioner project.

Research and development expenses increased from $102,140 for the three-month period ended September 30, 2001 to $108,946 for the three-month period ended September 30, 2002 principally from a small increase in personnel involved in research and development.

Selling, general, and administrative expenses increased from $332,341 for the three-month period ended September 30, 2001 to $431,385 for the three-month period ended September 30, 2002. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries decreased from approximately $178,000 to approximately $139,000, due to a reduction of approximately 2 general and administrative employees.

- As at September 30, 2002, the Company recorded stock based compensation charge of $49,899 in accordance with the application of the Black-Scholes option pricing model on the authorized issuance of 500,000 share purchase warrants to be granted to Owen Jones in lieu of salary for the period from January 1, 2002 to September 30, 2002. There was no similar charge during the three month period ended September 30, 2001.

- Amortization expenses decreased from $27,083 to $19,701, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.

- Accounting expenses decreased from $26,531 to $13,596, principally due to the cost incurred in 2001 for filing a registration statement under the Securities Act of 1933.

- Overall travel and marketing expenditures increased from approximately $14,000 to approximately $79,000. The individual components of this increase are as follows: Expenditures for marketing materials increased from nil to $86, trade shows increased from $219 to $32,606, investor relations increased from $4,628 to $35,581, travel increased from $4,629 to $5,151, and web site expenditures decreased from $2,298 to $1,309.

- Rent and premises cost decreased from $36,800 to $34,286, principally as a result of repairs and maintenance required during the move to our expanded premises in the third quarter of 2001.

Liquidity and Capital Resources

As of June 30, 2002, our accounts receivable balance included $47,975 relating to two invoices to Axium Automation Inc. The first invoice of $34,224 was issued in December 2001. As at June 30, 2002 we recorded a 78% allowance for non-collection of this invoice as Axium filed for protection under Canadian bankruptcy laws on March 27, 2002. We rendered the second invoice for $37,585 to Axium after March 27, 2002 and as at June 30, 2002, we expected this invoice to be paid in full. However, on September 17, 2002, Axium declared bankruptcy and we have written off the entire remaining balance of both invoices as a bad debt.

On October 29, 2002, we completed a private placement of 855,594 common shares at a price of $0.60 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for 12 months at $0.85 per share. Net proceeds from the private placement were $513,356. Of these proceeds, $450,926 was received prior to September 30, 2002.

On October 29, 2002, we completed a private placement of 267,106 common shares at a price of $0.31 per share. In addition, for every two shares purchased, the purchasers received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for 12 months at $0.36 per share. Net proceeds were $82,803 which was received prior to September 30, 2002.

In addition to these private placements, on October 24, 2002, we received $82,803 and on November 7, 2002 we received $47,771 on account of private placements to be completed in the future.

As of November 8, 2002, inclusive of the private placement proceeds described above, our cash balance is approximately $100,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $160,000 per month. We base this estimate on the following data:

- As at November 8, 2002, we have 21 employees. Our salary costs are approximately $78,000 per month;

- For the nine months ended September 30, 2002, our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $78,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $78,000 per month for the remainder of 2002;

- During the year ended December 31, 2001, we incurred capital expenditures of approximately $154,000, principally for leasehold improvements, furniture and fixtures, and computer equipment. Between December 31, 2001, and November 8, 2002, we incurred capital expenditures of approximately $8,000, for computer equipment. We do not expect to incur significant capital expenditures during the remainder of 2002 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period November 8, 2002 to December 31, 2002 will be approximately $325,000. Accordingly, at our current level of operation, our existing cash balances, together with the anticipated realization of our accounts receivable and anticipated proceeds of future private placements, should be sufficient to pay our anticipated cash expenditures to approximately December 31, 2002. To continue as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by December 31, 2002, we face the risk that our business will fail.

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

Plan of Operation

Our first priority for the balance of 2002 is to complete the order of SC3D vision systems ordered by ABB in the fall of 2001 for a major automaker. To date we have delivered fifteen of the nineteen systems ordered and several of them are currently being used in an automotive power train assembly line. The remaining systems are installed or are being installed in pre-deployment assembly lines. To September 30, 2002, we invoiced seven of the fifteen systems and the remaining eight systems were invoiced in November 2002. Revenue from the eight systems should provide the operating cash requirements for approximately 1 1/2 months. The remaining four systems are scheduled for delivery and installation starting in December 2002.

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

- We provide proposals to ABB for the vision system components for robotic systems being sold to ABB customers. As of November 8, 2002 we have several proposals outstanding, some of which involve multiple systems.

- We have begun negotiations with ABB's US subsidiary to establish an alliance similar to the one we have with ABB's Canadian subsidiary

- We have contracted a sales consultant based in the northeastern United States to provide sales support to ABB - USA and to be responsible for direct sales to US automakers and their Tier I and Tier II suppliers.

Our third priority during the balance of 2002 is to continue the development of eVisionFactory, including our Internet based service and support system. We have completed a commercial version of eVisionFactory and all systems delivered to ABB for a major auto manufacturer include a version of eVisionFactory. We have demonstrated a Beta version of our Internet based service and support system and it is currently undergoing field testing.

Our fourth priority is to support Marubeni Corporation in its endeavours to market our products throughout south east Asia in accordance with the mutually exclusive Marketing and Development Agreement. In this regard, we have hired a Vice-President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

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

Because we have earned insignificant revenue of only $515,495 from inception to September 30, 2002, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash and accounts receivable to pay ongoing operating expenses, at their current level, to approximately December 31, 2002. To continue operation beyond that we will have to raise additional capital and/or generate substantial revenues. If we are unable to do so, we face a risk of insolvency.

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

We commenced development of our Internet based service and support system during the fall of 2000. That system is still in the development and testing stage. We have no assurance that we will be able to complete development of the system, or that any market will exist for the system when it is completed.

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

We do not hold any patents on any of our products. Accordingly, we have no legal means to prevent other companies from developing products that perform similar functions in a similar way. On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. This is the only instance in which we have applied for patent protection of our intellectual property.

We believe that copyright law protects the software code that we have written for eVisionFactory, the BrainTron processor, the Odysee Development Studio, and each of our custom machine vision systems. However, copyright law does not prevent other companies from developing their own software to perform the same functions as our products. As well, copyright law varies from country to country and may be unenforceable in a jurisdiction where software may be copied.

Because the market price of our common stock has been particularly volatile, purchasers of our common stock face a high degree of market risk.

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2000 the market price of our common stock has varied between $0.20 and $30.60. As we have not announced any material changes to our earnings, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because we have generated revenue of only $515,495 from inception to September 30, 2002, and our business has not been profitable with accumulated losses of $11,289,335 from inception to September 30, 2002, we may not be able to raise the additional capital we need.

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

During the first 9 months of 2001, we issued approximately 2.2 million shares in private placements and other transactions. Those shares have become eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, we raised further funds late in 2001 and 2002 in private placements and other transactions for which we have issued 2,351,348 shares and 1,625,669 share purchase warrants for one share each. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company's Chief Executive officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On October 29, 2002, we issued 855,594 common shares at a price of $0.60 per share pursuant to a private placement agreed to on August 28, 2002. Owen Jones, our C.E.O. and director purchased 751,544 of the shares and Grant Sutherland, our former Chairman and director purchased 104,050 of the shares. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.85 per share. The shares and warrants were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On October 29, 2002, we issued 267,106 common shares at a price of $0.31 per share pursuant to a private placement agreed to on September 30, 2002. Owen Jones, our C.E.O. and director purchased the shares. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.36 per share. The shares and warrants were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On August 12, 2002 we filed a report on Form 8-K containing certifications by the Chief Financial Officer and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

On September 9, 2002, we filed a Form 8-K with respect to a one for five reverse stock split of the Company's authorized, issued and outstanding common stock. The reverse stock split took effect with the OTC Bulletin Board at the opening for trading on Monday, September 9, 2002 under the new stock symbol BRHI.

INDEX TO EXHIBITS

Exhibits
Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(8)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(9)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(7)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)	Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1)	Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)	Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
10.5(4)	Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
10.6(4)	Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc., and SJM Management Ltd.
10.7(5)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)	Letter agreement with Sideware Systems Inc. dated November 1, 2000
10.9(7)	Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7)	Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)	Assignment Agreement between Pacific Centre Leaseholds Ltd., Techwest Management Inc., Sideware Systems Inc. and the Company dated January 1, 2001
10.12(7)	Mutual Release and Settlement Agreement between Manfred Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7)	Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.15(8)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.16(9)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.17(9)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.18(9)	Memorandum of Understanding with Marubeni Corporation
10.19(10)	License Agreement with Marubeni Corporation
10.20(11)	Certificate of Reverse Stock Split
11.1	Computation of net loss per share

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

(11) Exhibit already on file - exhibit to our Form 8-K filed September 9, 2002.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC.

/s/ Owen L. J. Jones
Owen L. J. Jones
Chief Executive Officer, Director
Dated: November 13, 2002

/s/ Babak Habibi
Babak Habibi
President, Director
Dated: November 13, 2002

/s/ Edward A. White
Edward A. White
Chief Financial Officer (Principal Financial and
Accounting Officer), Director
Dated: November 13, 2002

CERTIFICATIONS

I, Edward A. White, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Braintech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward A. White
Edward A. White
Principal Financial Officer

Dated: November 13, 2002

I, Owen L.J. Jones, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Braintech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Owen L. J. Jones
Owen L.J. Jones
Principal Executive Officer
Dated: November 13, 2002