Form 10KSB
BRAINTECH INC
filed 2003-03-31
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from to

Date of Report (Date of Earliest Event Reported) March 28, 2003

BRAINTECH, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0168932
(State or jurisdiction of incorporation)	(IRS Employer Identification No.)

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

State issuer's revenues for the most recent fiscal year: $460,093

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price for trading of the issuer's stock on the OTC-Bulletin Board as at March 24, 2003: $4,565,818.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,219,394 common shares, par value $0.001, as at March 24, 2003.

Index to Exhibits on Page 39

Braintech, Inc.

Form 10-KSB

TABLE OF CONTENTS

Page

PART I

Risk Factors 1

Item 1. Description of Business 4

Item 2. Description of Property 20

Item 3. Legal Proceedings 20

Item 4. Submission of Matters to a Vote of Security Holders 20

PART II

Item 5. Market for Common Equity and Related Stockholder Matters 20

Item 6. Management's Discussion and Analysis or Plan of Operation 22

Item 7. Financial Statements 28

Item 8. Changes in and Disagreements with Accountants 28

PART III

Item 9. Directors, Executive Officers, Promoters, and

Control Persons 28

Item 10. Executive Compensation 30

Item 11. Security Ownership of Certain Beneficial Owners and Management

And Related Stockholder Matters 32

Item 12. Certain Relationships and Related Transactions 35

Item 13. Exhibits and Reports on Form 8-K 39

Item 14. Controls and Procedures 41

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

Because we have earned insignificant revenue of only $706,994 from inception to December 31, 2002, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately April 30, 2003. To continue operation beyond that we will have to raise additional capital. If we are unable to do so, we face a risk of insolvency.

The auditors' report on our December 31, 2002 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We made our alliance agreement with ABB in March 2000 and together we have been awarded contracts for more than 25 vision guided robotic systems to date. We intend to develop our relationship with ABB to try to make additional sales through that relationship. However, our relationship with ABB is new and our prospects for generating sales under the ABB alliance are uncertain. Furthermore, additional sales through ABB will be dependent upon our products and services meeting customer demands.

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

Because we develop and install customized vision guidance systems for specific customer needs, we may not be able to create a repeat customer base.

Most vision guidance systems are designed for the specific needs of a particular customer, and represent isolated purchases by the customers in question. As a result, we have no assurance that we will be able to obtain additional contracts to supply our custom vision guidance systems, or that any customers we secure will become repeat customers.

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

We do not hold any patents on any of our products. Accordingly, we have no legal means to prevent other companies from developing products that perform similar functions in a similar way. On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. This is the only instance in which we have applied for patent protection of our intellectual property.

We believe that the software code that we have written for eVisionFactory, the BrainTron processor, the Odysee Development Studio, and each of our custom vision guidance systems is protected by copyright law. However, copyright law does not prevent other companies from developing their own software to perform the same functions as our products.

Because the market price of our common stock has been particularly volatile, purchasers of our common stock face a high degree of market risk.

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2002 the market price of our common stock has varied between $0.11 and $1.05. As we have not announced any material changes to our earnings, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because we have generated revenue of only $706,994 from inception to December 31, 2002, and our business has not been profitable with accumulated losses of $11,540,766 from inception to December 31, 2002, we may not be able to raise the additional capital we need.

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

  Subsequent to the first quarter of 2000, capital markets have become tighter generally, with less financing available for technology companies.

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

Because a significant percentage of our issued shares has recently become free trading, and because of the size of anticipated share offerings, there is a risk of downward pressure on our stock price.

During 2001 and early 2002, we issued approximately 2.3 million shares in private placements and other transactions. Those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during the remainder of 2002, we raised further funds in private placements for which we issued 3,760,716 shares and 1,880,358 share purchase warrants for one share each. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

Because the National Association of Dealers has announced that the OTC Bulletin Board will cease operations in 2003, the market for trading of our securities may be adversely affected.

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars ("Cdn$"). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.64, being the average exchange rate during the year ended December 31, 2002.

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

- "machine vision" refers to technology that collects and analyses visual images in a digital electronic format, and that uses such data to draw conclusions with little or no operator intervention.

-"module" refers to a part of a computer system or program that performs functions which are conveniently designed or performed as a group. Designing computer systems in separate modules, which are then linked together, can reduce development costs and make subsequent modifications easier.

-"physical signature" means a vector of numbers representing an image, which a vision system has identified as an object or visual pattern of interest, or a potential object or visual pattern of interest.

-"protocol" means a set of formal rules describing how to transmit data, especially across a network. Low level protocols define the electrical and physical standards to be observed, bit- and byte-ordering and the transmission and error detection and correction of the bit stream.

-"routine" means a computer program, or a portion of a computer program, that performs a specific task.

-"signature" means vector of numbers representing a specific object or visual pattern that a vision system is attempting to identify or recognize. Part of the function of a machine vision system is to compare a physical signature to a signature, to determine how well they match.

-"TCP/IP" or "transmission control protocol over internet protocol" is the communications protocol used to transmit data over the Internet.

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

Historical Development

We entered the technology field in the first quarter of 1994. Since then, the majority of our efforts have been devoted to developing products to be used in creating machine vision systems or "computerized vision", and in developing machine vision systems. Machine vision refers to the technology base that employs any number of electro-optical or non-contact techniques to acquire image data, process that data, and analyze it to draw conclusions with little or no operator intervention. Basically, machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control) (Automated Imaging Association, 2001 Market Report).

Our focus has progressively narrowed from the development of technology and products used in creating machine vision systems, to the development of vision guidance systems for robots used in the automotive assembly industry.

In June 1995 we completed development of the first generation BrainTron Processor, which employs the Olson Reticular Brainstem algorithm to carry out functions relating to the identification, classification and matching of visual images. Further information on the Olson algorithm is given below, under the headings "BrainTron Processor" and "Intellectual Property".

During 1998 we made our first attempts at securing contracts to develop custom machine vision systems used to perform quality control functions. We prepared feasibility studies or prototype systems in the following fields: print quality inspection, frost damage inspection for fruit, and quality inspection for surgical stents used to reinforce weak blood vessels following angioplasty surgery. The companies for whom we prepared these studies decided not to proceed with the automated inspection systems we had proposed. As a result, we were not able to secure contracts to sell or install any of these systems.

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

In March 2000, we entered into a strategic alliance agreement with ABB Inc. (ABB). ABB is a leading international supplier of industrial robotics systems and services to several industries including the automotive and metal fabrication industries. We have agreed with ABB to cooperate in identifying and pursuing sales opportunities that combine the expertise of the two companies. Since entering into our alliance with ABB, we have focused on the development and integration of vision guidance systems for robots used in the automobile manufacturing industry. Under the ABB alliance, we have completed and installed 20 vision systems that provide guidance to ABB's industrial robots in the automotive manufacturing industry.

In 2001, we also received orders for two systems from Axium Automation Inc., a systems integrator. These vision systems are also for guiding ABB robots used in the automotive manufacturing industry.

In 2000, we commenced the development of eVisionFactory ("eVF"), a software development environment whose main components are: e - Real-Time Internet Support, V - Vision Science & Engineering, and F - Application Development & Operation. eVF combines vision technology, systems engineering, and a wireless Internet based service and support system and thereby reduces the solution building life cycle from development to deployment to support. The Internet-based service and support system is designed to provide technical support through the Internet to purchasers of our vision guidance systems. The Internet-based support system could also be used to provide technical support to companies operating other types of industrial machinery and manufacturing systems.

Early in 2002 we completed a commercial version of eVisionFactory that does not include our Internet based service and support system. We included eVisionFactory software with the systems we delivered in 2002.

In the 2nd quarter of 2001, at the request of Ford Motors, we completed the development of a 3D single camera vision guidance system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm to determine the position and orientation of an object. That information is used to guide the robot operating on or manipulating the object. Applications for the SC3D system include automated assembly, material handling, spot welding, machining operations, adhesive and sealant application, spray painting, and part identification and inspection. As a result of our completion of the development of SC3D, we received from ABB an order for 19 vision guidance systems for installation into two engine assembly plants of Ford Motors.

To date, we have delivered 15 of the 19 SC3D vision systems ordered by ABB. All of these systems include the commercialized version of eVF, SC3D and AutoCal-3D. These systems are integrated with ABB robots and are currently operating in Ford's automotive power train assembly lines. The remaining 4 systems are to be installed during 2003, although the actual installation dates have not been determined.

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies agreed to cooperate in developing and marketing of the Braintech technology for industrial applications including vision guided robots in Japanese and Asian markets. Marubeni is a Japanese trading company with offices and subsidiaries throughout the world. Marubeni is ranked 25th on the 2002 Fortune Global 500 ranking of the world's largest corporations, based on 2001 revenues.

During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement. The agreement, which covers Southeast Asia and Australia, provides for mutual exclusivity, whereby Marubeni is granted an exclusive license to manufacture and distribute Braintech's vision guided robotic systems and Marubeni agrees that it will not deal with any competitive technology or products during the three-year term. Marubeni placed an order for two eVF development systems and these systems were delivered upon completion of the Marketing and Development Agreement. We have completed the integration work for utilization of eVF with Kawasaki robots. We have also set up the demonstration/training models of eVF in the Marubeni Vision Techno Centre in Nagoya, Japan and have provided onsite training to Marubeni engineers. In addition, Mr. Babak Habibi, our President, gave a presentation to senior level executives of Marubeni at the Techno Centre. We have also hired a Vice-President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

During 2002 we continued to add functionality to eVF by developing additional components as follows:

AutoCal-3D; AutoCal-3D is a fully automated process for 3D calibration of a stationary or robot-mounted camera.

Xi2D (Single/Multi-Camera 2D); Xi2D consists of a single or multi-camera arrangement that views various features of interest.

DD3D (Direct Depth 3D); DD3D uses stereo vision for direct measurement and consists of a binocular camera arrangement to view a part or feature.

SR3D (Surround Vision 3D); SR3D is similar to SC3D but involves multiple cameras configured to view different areas of the same part.

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

- robotic guidance and grasping of automotive engine heads and intake manifolds (single camera 3D system)

Single Camera 3D Vision Systems

We developed our 3D Single CCD (Coupled Charged Devise) Camera vision system (SC3D) in response to a major automaker's request for a robust 3D robot guidance system for automotive part handling applications.

The SC3D is integrated into the robot gripper. The robot moves to position the SC3D over the bin containing the part to be handled by the robot. The SC3D captures a single image of the part and performs its analysis. The SC3D system determines the position of the part in 3D space, ie. its position on the on x, y, z axis and its orientation (roll, pitch, and yaw angles). These values are transmitted to the robot controller via Ethernet. The robot uses this information to adjust the position of its gripper to match the 3D coordinates of the part and proceeds to intercept, grasp and remove the part from the bin. The complete process takes less than one second. In extreme cases, where the part is heavily tilted to one side, the vision guidance system can perform two measurements (coarse and then fine) to achieve higher accuracy and reliability. The vision guidance system makes this decision automatically.

The SC3D vision system can keep track of multiple part models and multiple part features so that the user can re-configure the vision system for use with different parts.

Applications for SC3D include robot-handling applications involving precisely manufactured parts such as engine heads and manifolds. The system provides the necessary accuracy for robots transferring parts to conveyors or placing parts precisely in a fixture. The system is not suitable for flexible parts where dimensions vary significantly such as plastic blow-moulded products.

We believe that the major advantages of our SC3D systems are its compactness for installation on the end of the robotic arm, low-cost conventional sensor and computing platform, ease of calibration, and short cycle times.

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

The Automated Imaging Association has published extensive statistics on the market for machine vision systems ("The Machine Vision Market: 2001 Results and Forecasts to 2006"). These statistics are provided to illustrate how significantly the manufacturing industry has embraced vision technology. Statistics published by the AIA include the following:

- The study concluded that the 2001 total world market for machine vision is approximately $5.5 billion and 130,548 units. Revenues were down 11.1% and units down by 10.5% from 2000.

- The North American demand represents approximately 32%, or $1.76 billion in revenue and 41,800 units of the world market. Japan represents approximately 33%, or $1.81 billion in revenue and 44,386 units of the world market demand.

- The semiconductor and electronic industries accounted for more than 55% of all revenues and 38% of all units sold in 2001. The automotive industry accounted for approximately 10% of all units sold in North America in 2001.

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

Customer projects - machine vision systems

Our attempts to sell customized vision systems were unsuccessful until the final quarter of 1999. Since then, we have sold and installed 23 vision systems, we have upgraded 2 existing vision systems to eVF, we have sold 2 developer's licenses, and we have sold 2 runtime licenses.

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

Under the alliance agreement, we have agreed to cooperate with ABB in identifying, developing, and pursuing business opportunities that combine the expertise and technology of the two companies. Either company, upon becoming aware of such an opportunity, will notify the other, and the companies will cooperate in preparing proposals, specifications, and contracts. The companies have agreed to work with each other exclusively to the greatest extent reasonably practicable. However, the exclusivity provisions do not apply if either company has a bona fide business reason, such as preference of a customer, for contracting with a different company. Either party may terminate the alliance agreement on 120 days notice.

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

In late September and early October, 2001 we received purchase orders from ABB to supply 19 vision systems to guide robots used in engine parts handling. These systems are for installation in two of Ford Canada's engine plants. These vision systems utilize our 3D single camera vision systems. Installation of the systems commenced in the second quarter of 2002 and to date 15 of the systems had been installed. We estimate that the remaining 4 systems will be installed during the second and third quarter of 2003. However, the installation dates are dependent on customer requirements and these dates have constantly shifted. In April 2002 we received a 10% advance payment for all 19 systems and to date we have received payment for 14 of the 15 systems installed.

In September 2001, we received a purchase order from integrator Axium Automation Inc. to supply a vision system to guide robots used in the manufacture of plastic blow-moulded automotive fuel tanks. The price of the system was $32,500. We completed and installed the system in December 2001 and invoiced Axium on December 21, 2001. However, in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, we recognized the revenue from this installation throughout fiscal 2002.

In November 2001, we received a purchase order from Axium Automation Inc. to supply an additional vision system to guide robots used in the manufacture of plastic blow-moulded automotive fuel tanks. The price of the system is $32,500. We completed and installed the system in March 2002 and invoiced Axium on March 28, 2002. In accordance with the software revenue recognition rules, we are recognizing the revenue from this installation over the 12-month period commencing April 1, 2002.

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies have agreed to cooperate in developing and marketing vision systems for industrial applications including vision guided robots in Japanese and Asian markets. During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement. In March 2002, Marubeni placed an order for two eVF development systems and these systems were delivered upon completion of the Marketing and Development Agreement. In December 2002, Marubeni placed an order for demonstration run-time licenses and those licenses were delivered in March 2003.

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

We use eVF to develop custom machine vision systems. We include a version of eVF without the internet based service and support system in all of the vision guidance systems that we deliver. The Internet based support system is still in the development stage and will be released separately.

eVisionFactory - development environment

The development software included in eVisionFactory performs functions similar to the Odysee Development Studio, which we completed in 1999. That software is designed to facilitate the expeditious and economical development of custom vision guidance systems. eVisionFactory stores and manipulates libraries of routines to perform the various functions that can be included within a vision guidance system. eVisionFactory includes standardized interfaces to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. eVisionFactory permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized eVisionFactory interface. eVisionFactory thus eliminates the need to write specialized computer code to link individual routines.

eVisionFactory is installed on a user's computer system as part of a completed vision guidance system. After installation, the vision guidance system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVisionFactory will permit users to make minor modifications directly. We will supply major modifications or upgrades at an extra charge.

eVisionFactory will also include maintenance and support features which monitor the performance of a vision guidance system to detect errors, and to notify the operator when an error has been detected. We expect to release the maintenance and support features separately, in 2003.

The software by which eVisionFactory links the various routines within its libraries is proprietary to us. However, we do not have proprietary ownership of the majority of the individual routines that can be used with eVisionFactory, some of which are available in the public domain.

eVisionFactory - Internet based service and support system

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

To gain access to technology required for our Internet based service and support system, we have entered into the following agreements:

-Under an Early Adopters Agreement dated December 15, 2000 with IBM, we receive information on methods for implementing Bluetooth communications protocols.

-Under a Support and Equipment Lease Agreement dated December 19, 2000 with Tactel AB, we have access to equipment incorporating Bluetooth communications protocols for testing and development purposes.

-Under an agreement dated January 29, 2001 with Axis Communications Inc. we have been provided with a prototype unit of the AXIS 9010 Ltd. Bluetooth Access Point for testing and development purposes.

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

We plan initially to market our Internet based service and support system to users of our vision guidance systems. However, our Internet based service and support system can be adapted for use with a variety of industrial manufacturing systems. Accordingly, we also we plan to market the system through our alliance with ABB, to users of industrial robotic systems developed by ABB.

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

The software version of the second generation BrainTron processor has been completed. . We expect that the second-generation BrainTron processor will be available for use in robotic vision systems that we install in the future, if its features are required for those systems. We have not yet commenced development of a hardware version of the second generation BrainTron processor, and do not have definite plans as to when, or whether, a hardware version will be built.

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

Competitive position-machine vision systems

According to data published by the Automated Imaging Association, of 205 companies operating in the North American merchant machine vision during 2001 (note: the AIA did not publish these statistics for 2000):

- 125 companies, versus 155 in 1999, operated with revenues of less than $5 million;

- 32 companies, versus 30 in 1999, operated with revenues in the range of $5-10 million;

- 20 companies, versus 21 in 1999, operated with revenues in the range of $10-20 million;

- 15 companies, versus. 9 in 1999, operated with revenues in the range of $20-30 million;

- 4 companies, versus 4 in 1999, operated with revenues in the range of $30-40 million; and

- 6 companies, versus 6 in 1999, operated with revenues in excess of $40 million.

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

We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the vision systems market have the capability of developing the kind of machine vision systems we develop. However, we also believe that:

-eVisionFactory will enable us to develop machine vision systems quickly and efficiently; and

-through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

Research and Development

During the year ended December 31, 2001, we incurred research and development expense of $404,482, and during the year ended December 31, 2002, we incurred research and development expense of $477,392. Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2003, our own employees will do substantially all of our research and development work.

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

- software we have written in developing the components of eVisionFactory including AutoCal-3D, Xi2D (Single/Multi-Camera 2D), DD3D (Direct Depth 3D), and SR3D (Surround Vision 3D);

- software we have written and incorporated in the Internet based service and support system included in eVisionFactory;

- software and design specifications incorporated in the second generation BrainTron processor;

- software routines we have written from time to time in developing machine vision systems;

- software we have written in developing the Wizmaster program; and

- software we have written and incorporated in the Odysee Development Studio.

We have registered the trademarks "Braintech" and "BrainTron" with the United States Patent and Trademark office. We have also applied for registration of the trademarks SC3D, eVisionFactory and eVF with the United States Patent and Trademark Office. In the Canadian Trade-marks Office we have applied for registration of the trademarks Pathfinder VGR, SC3D, eVF, and eVisionFactory.

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. This is the only instance in which we have applied for patent protection of our intellectual property.

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

We understand that Olson holds a license from Motorola Corp., pursuant to which he was given the authority and legal power to grant the license given to us under the License Agreement. We do not have a complete copy of the license agreement between Motorola Corp. and Olson, which has been withheld on grounds of confidentiality. We are thus not able to confirm directly the authority and legal power of Olson to grant the license contained in the License Agreement. However, attorneys for Olson have provided us with copies of certain provisions contained in the license agreement between Motorola Corp. and Olson, which provisions appear to us to authorize the license granted to us pursuant to the License Agreement. In addition, we have made it publicly known for over seven years that we have used the ORB algorithm in the development of the first generation BrainTron processor, and have received no notice of any objection from Motorola Corp. We have no reason to believe that our use of the ORB algorithm is not properly authorized under the License Agreement.

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

The first generation BrainTron processor was designed incorporating ORB. ORB is not utilized in the second generation BrainTron processor or in eVF.

Our ability to compete successfully will depend in part on our ability to protect our proprietary technology and information. Except for the patent applications regarding our Method And Apparatus For Single Camera 3D Vision Guided Robotics described above, and apart from the above trademarks and trade mark applications, we have not applied for registration of intellectual property rights in respect of any of our software (although certain forms of legal protection, such as copyright ownership, are available without registration). Although we attempt to prevent improper disclosure of our proprietary technology, we cannot assure that the measures we take will be adequate, or that competitors will not be able to develop similar technology independently. Further, we can not assure that claims allowed on any patent we obtain will be broad enough to protect our technology, that any patent applications will ultimately be successful, or that foreign intellectual property laws will protect our intellectual property. We may have to resort to litigation to enforce or determine the validity and scope of our proprietary rights. Litigation of this nature would likely be expensive, and its outcome uncertain.

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

ITEM 2. DESCRIPTION OF PROPERTY

Effective July 15, 2001 we returned to office premises that we occupied previously at Unit 102, 930 West 1st Street, North Vancouver, B.C. From May 1995 to March 2001, we shared those premises with Sideware Systems Inc. In June 2001, Sideware vacated the premises, and entered into an agreement to surrender a portion of the premises to a third party. We currently occupy the remainder of the premises, consisting of approximately 9,800 square feet. The annual rent for our portion of the premises is approximately $112,000 per year, inclusive of operating costs. The lease expires August 31, 2003.

The lease for the premises at Unit 102- 930 West 1st Street is in the name of TechWest Management Inc. The lease was made at a time when we shared the premises with Sideware Systems Inc., and we signed the lease as a co-covenantor, along with TechWest and Sideware. As co-covenantor on the original lease, we could also be legally responsible for rent relating to the portion of the premises which has been surrendered to a third party, if Sideware Systems Inc. and the third party both fail to pay that rent. The additional rent for which we could be liable totals approximately $6,950 per month. The legal responsibility under the co-covenantor provisions terminates on August 31, 2003

Our current premises at Unit 102-930 West 1st Street are suitable and adequate for our current and future anticipated research and development and production operations. Additional facilities at other locations will be occupied as dictated by our needs and growth.

ITEM 3. LEGAL PROCEEDINGS

As at the date of this annual report, we are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol "BRHI".

The following table shows the high and low sale prices for our common shares for the quarters indicated.

Quarter	High	Low	Close
	($)	($)	($)

2002
Fourth quarter	0.45	0.11	0.11
Third quarter	0.85	0.25	0.31
Second quarter	0.95	0.55	0.70
First quarter	1.05	0.65	0.80

2001
Fourth quarter	1.40	0.65	0.65
Third quarter	1.80	0.65	0.75
Second quarter	1.65	0.45	1.55
First quarter	2.20	0.55	0.65

The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at March 21, 2003, we have 15,219,394 shares issued and outstanding. We have approximately 320 registered shareholders. Approximately 7.8 million shares are registered in the name of CEDE & Co., a depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 9,500 beneficial shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 4, 2002, we issued 20,000 common shares at a deemed value of $0.80 per share on account of services rendered by Ogilvie Rothchild Inc. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On March 6, 2002, we issued 60,000 common shares at a deemed value of $0.80 per share on account of services rendered by Ogilvie Rothchild Inc. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On March 12, 2002, we issued 20,000 common shares at a deemed value of $0.80 per share on account of services rendered by Farid Rohani. The shares were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On April 17, 2002, we issued 1,128,638 common shares at a price of $0.75 per share pursuant to a private placement. Owen Jones, our C.E.O. and director purchased 833,334 of the shares and Grant Sutherland, a former director, purchased 295,304 of the shares. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $1.00 per share. The shares and warrants were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On October 29, 2002, we issued 855,594 common shares at a price of $0.60 per share pursuant to a private placement agreed to on August 28, 2002. Owen Jones, our C.E.O. and director purchased 751,544 of the shares and Grant Sutherland, a former director, purchased 104,050 of the shares. In addition, for every two shares purchased, the purchaser received one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for one year at $0.85 per share. The shares and warrants were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

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

On December 18, 2002, we issued 297,334 common shares at a price of $0.27 per share, 227,480 common shares at a price of $0.21 per share, 407,640 common shares at a price of $0.15 per share, and 576,924 common shares at a price of $0.20 per share pursuant to private placements agreed to on October 24, 2002, November 7, 2002, November 26, 2002 and December 2, 2002 respectively. Owen Jones, our C.E.O. and director purchased the shares. In addition, for every two shares purchased, the purchaser received one share purchase warrant as follows: 148,667 warrants with an exercise price of $0.32, 113,740 warrants with an exercise price of $0.26, 203,820 warrants with an exercise price of $0.20, and 288,462 warrants with an exercise price of $0.25. The shares and warrants were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to December 31, 2002, in the amount of $706,994.

We have incurred aggregate net losses of approximately $11.5 million during the period from our inception on January 3, 1994, to December 31, 2002. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Year ended December 31, 2002 compared with year ended December 31, 2001

For the year ended December 31, 2002 we recorded revenue of $460,093, an increase of more than 800% over $49,342 for the year ended December 31, 2001. The 2002 amount included:

(a) Approximately $21,250 for the sale of eVF development licenses;

(b) Approximately $362,000 for vision guidance systems delivered to ABB for installation at Ford engine assembly plants;

(c) Approximately $59,000 for vision guidance systems used in the manufacture of plastic fuel tanks;

(d) Approximately $16,500 for upgrades of previously delivered vision guidance systems used in the manufacture of plastic fuel tanks.

In accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, $80,468 of the sales invoiced during 2002 is recorded as deferred revenue on the balance sheet and will be recognized as revenue throughout fiscal 2003.

Cost of sales for the year ended December 31, 2002 was $36,449 representing approximately 8% of revenue. This amount consisted of:

(a) $970 of cost associated with the sale of eVF development licenses;

(b) $15,900 for equipment and installation costs relating to the Ford engine assembly plant project;

(c) $12,355 for equipment and installation costs relating to the fuel tank project; and

(d) $7,150 for equipment and installation cost relating to the upgrade project.

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

  $6,355 for equipment and installation costs relating to the air conditioner project; and

Research and development expenses increased from $404,482 for the year ended December 31, 2001 to $477,392 for the year ended December 31, 2002. The increase resulted principally from an increase from $372,177 in 2001 to $431,630 in 2002 in salaries allocated to research and development.

Selling, general, and administrative expenses increased from $1,462,937 for the year ended December 31, 2001 to $1,525,646 for the year ended December 31, 2002. Several factors contributed to the increase. The principal factors were as follows:

(a) General and administrative salaries increased from approximately $650,000 to approximately $710,000, due to an increase of 2 additional general and administrative employees, and the stock based compensation paid to the CEO during the year ended December 31, 2002;

(b) Amortization expenses decreased from $113,327 to $78,579, principally as a result of diminishing net book value of the capital assets. Only $9,515 was expended on the purchase of capital assets during the year ended December 31, 2002 compared to the expenditure of $154,447 during the year ended December 31, 2001;

(c) Legal expenses decreased from $171,864 to $106,488, principally due to the cost incurred during the year ended December 31, 2001 for filing a registration statement under the Securities Act of 1933. No such filing occurred in the year ended December 31, 2002;

(d) During the year ended December 31, 2001 we incurred a foreign exchange loss of $6,860. The comparative figure for 2002 was $1,623. Our foreign exchange losses result principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars;

(e) During the year ended December 31, 2002, we paid $98,773 for investor relations services compared to $34,922 paid during 2001;

(f) Travel and trade show expenses increased from $66,951 to $111,512, principally as a result of attending the two trade shows in 2002 compared to one in 2001;

(g) Premises costs increased from $93,708 to $140,698, principally as a result of the July 2001 relocation of our office premises to Unit 102 - 930 West 1st Street, North Vancouver, B.C.

Liquidity and Capital Resources

As of December 31, 2002, our trade accounts receivable balance was $196,160. Subsequent to December 31, this balance was received in full. In addition, we have received $20,000 from the sale of two demonstration run-time licenses and we have also received $28,477 relating to the Ford engine assembly plant installations.

In January 2003, Owen Jones, our CEO advanced $54,487 and in March 2003 he advanced $101,352 in return for unsecured demand promissory notes with an annual interest rate of 8%.

As of March 26, 2003, inclusive of the private placement proceeds described above, our cash balance is approximately $130,000. Apart from our cash balance and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $155,000 per month. We base this estimate on the following data:

- As at March 26, 2003, we have 21 employees. Our salary costs are approximately $80,000 per month;

- For the year ended December 31, 2002 our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $72,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $72,000 per month for the first half of 2003;

- We do not expect to incur contractor research and development expenses in 2003;

- During the year ended December 31, 2002 we incurred capital expenditures of approximately $9,500, principally for computer equipment. Between December 31, 2002 and March 26, 2003, we did not incurred any capital expenditures and do not expect to incur significant capital expenditures during the remainder of 2003 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period March 26, 2003 to June 30, 2003 will be approximately $500,000. Based on our current financial position, we believe that our present and anticipated cash resources from operations and equity and/or debt financings will be sufficient to pay ongoing cash operating expenses for the remainder of the fiscal year. However, there can be no assurance that we can or will obtain sufficient funds from operations or additional financings on terms acceptable to us. Our current cash balances, together with the anticipate cash generated from our sales to ABB should be sufficient to pay our anticipated cash expenditures to approximately April 30, 2003. To continue as a going concern, we will either have to raise additional capital or begin to generate substantial sales revenue. If we cannot do either by April 30, we face the risk that our business will fail.

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

Critical Accounting Policies and Changes to Existing Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued cautionary advice regarding the disclosure of critical accounting policies. Critical accounting policies are those that our management believes are both most important to the portrayal of our financial condition and results, and that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

Revenue Recognition. We are required to follow the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. We recognize revenue when there is a persuasive evidence of a contract, delivery has occurred, the fee is fixed or determinative, collection is reasonably assured, and there are no substantive performance obligations remaining. Any cash received in advance of meeting these criteria is recorded as deferred revenue on our balance sheet. Changes in contractual arrangements or customer relationships in the future could impact the extent or timing of revenue recognition.

Income Taxes. Our financial statements reflect a full valuation allowance against the net future income tax assets based on our assessment that we are not more likely than not to be able to utilize certain deductions before their expiry. Our assessment is based on a judgment of estimated loss before such deductions. Changes in the timing of the recognition and amount of revenues and expenses in the future may impact our ability to utilize these deductions.

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2002 we incurred a foreign exchange loss of $1,623. The foreign exchange loss resulted principally from adjusting entries made in respect of transactions recorded in United States dollars, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2002 and December 31, 2001 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2002 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2002 approximate their carrying values.

To December 31, 2002, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

Plan of Operation

At the beginning of fiscal 2002, we set strategic operating priorities for the ensuing year. These priorities were as follows:

Our first priority for fiscal 2002 was the completion of the order of SC3D vision guidance systems ordered by ABB for installation at Ford Canada engine assembly plants. To date we have delivered fifteen of the nineteen systems and most are currently being used in automotive power train assembly lines. The remaining four systems are scheduled for installation during the second and third quarters fo 2003. However, the installation dates are dependent on customer requirements and these dates have constantly shifted.

Our second priority for fiscal 2002 was to continue to build upon our relationship with ABB and become the principle supplier of vision guidance systems to ABB and their customers. We took the following steps to develop our relationship with ABB and to secure additional contracts from them.

-We hired a sales engineer in the Province of Ontario, Canada, where the Canadian automotive manufacturing industry is concentrated. Our Ontario sales engineer provides support to ABB sales representatives in Ontario, through presentations to potential customers of industrial vision guided robotic systems.

-We installed a single camera 3D demonstration unit in the ABB plant in Brampton, Ontario for purposes of displaying our vision system technology to ABB's customers.

-We provided proposals to ABB for the vision system components for robotic systems being sold to ABB customers. As of March 28, 2003 we have several proposals outstanding, some of which involve multiple systems.

-We began negotiations with ABB's US subsidiary to establish an alliance similar to the one we have with ABB's Canadian subsidiary.

-We contracted a sales consultant based in the northeastern United States to provide sales support to ABB - USA and to be responsible for direct sales to US automakers and their Tier I and Tier II suppliers.

Our third priority for fiscal 2002 was to continue the development of eVisionFactory, including our Internet based service and support system. We completed a commercial version of eVisionFactory and all vision guidance systems delivered to ABB for installation at Ford Canada engine assembly plants include a version of eVisionFactory. We have demonstrated a Beta version of our Internet based service and support system and it is currently undergoing field-testing. In addition, we continued to add functionality to eVF by developing additional components as follows:

-AutoCal-3D; AutoCal-3D is a fully automated process for 3D calibration of a stationary or robot-mounted camera.

-Xi2D (Single/Multi-Camera 2D); Xi2D consists of a single or multi-camera arrangement that views various features of interest.

-DD3D (Direct Depth 3D); DD3D uses stereo vision for direct measurement and consists of a binocular camera arrangement to view a part or feature.

-SR3D (Surround Vision 3D); SR3D is similar to SC3D but involves multiple cameras configured to view different areas of the same part.

Our fourth priority for fiscal 2002 was to develop our relationship with Marubeni Corporation. In June of 2002, we entered into a mutually exclusive Marketing and Development Agreement with Marubeni that provides for the marketing of our products throughout south east Asia. To facilitate our marketing plans with Marubeni, we hired a Vice President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

Our strategic operating priorities for fiscal 2003 include the following:

A major priority is to leverage the success of the installations in the Ford Motor Company's engine assembly plants by informing the automotive industry of how the intelligent processing of vision guided robotics allows for greater creativity and flexibility in vehicle design and assembly. In March 2003, we attended the Society of Automotive Engineers World Congress trade show in Detroit Michigan. We exhibited the vision guidance technology currently being used in Ford's new engine plants. We have generated substantial interest in our technology and this is reflected in the number of requests for proposal we have received. We have issued approximately 12 quotations representing approximately 21 vision systems. We have established a formal procedure for the management of sales and marketing process.

To continue the development of our relationship with ABB, we intend to expand our presence in the automotive assembly concentrations of Southern Ontario and Detroit Michigan.

To continue the development of our relationship with Marubeni, we intend to assist in their sale process by providing engineering solution assistance. In this regard, Marubeni arranged for the loan of a Kawasaki robot so that we could integrate the Kawasaki robot controller into the eVF platform. We have shipped the first run-time licenses to Marubeni and expect that more orders for run-time licenses will occur throughout fiscal 2003.

We intend to continue to add functionality to eVF by developing additional components. We expect that during fiscal 2003 our Internet based service and support system will have completed field testing and be available for commercial installation.

ITEM 7. FINANCIAL STATEMENTS

Each of the following items is contained in our consolidated financial statements, which are attached as an exhibit to our annual report.

- Report of KPMG LLP Independent Auditors;

- Consolidated Balance sheets as of December 31, 2002 and 2001;

- Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2002 and for the period from inception on January 3, 1994 to December 31, 2002;

-Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 3, 1994 to December 31, 2002;

-Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2002 and for the period from inception on January 3, 1994 to December 31, 2002; and

-Notes to Consolidated Financial Statements.

Supplementary financial data showing unaudited quarterly financial information such as revenues, gross margin, net earnings (loss) for the period and net loss per share during our two most recent fiscal years is contained in note 13 to our audited consolidated financial statements.

Consolidated Financial Statements

(Expressed in United States dollars)

BRAINTECH, INC.

(A Development Stage Enterprise)

Years ended December 31, 2002, 2001 and 2000

Period from inception on January 3, 1994 to December 31, 2002

AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the accompanying consolidated balance sheets of Braintech, Inc. (a development stage enterprise) as at December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2002 and for the period from inception on January 3, 1994 to December 31, 2002 and stockholders' equity (deficit) for the period from inception on January 3, 1994 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 and for the period from inception on January 3, 1994 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred recurring losses from operations and used cash in operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

February 12, 2003

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2002 and 2001

	2002	2001

Assets

Current assets:
Cash and cash equivalents	$51,688	$101,880
Accounts receivable	198,935	72,215
Inventory	1,259	35,467
Prepaid expenses	23,275	28,247
Deferred costs	1,488	7,765
	276,645	245,574

Fixed assets (note 4)	105,983	175,047

	$382,628	$420,621

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$81,658	$127,664
Deferred revenue	80,468	32,500
	162,126	160,164
Stockholders' equity:
Common stock (note 5):
Authorized: 40,000,000 shares, with $0.001 par value
Issued: 15,219,394 shares (2001 - 11,358,668)
To be issued: nil shares (2001 - 20,000)	15,219	11,359
Additional paid-in capital	11,804,849	10,280,074
Deferred stock-based compensation	-	(10,000)
Deficit accumulated prior to the development stage	(58,800)	(58,800)
Deficit accumulated during the development stage	(11,540,766)	(9,962,176)
	220,502	260,457

	$382,628	$420,621

Future operations (note 1)

Contingencies (note 3(a)(i))

Commitments (note 8)

Subsequent event (note 14)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in United States dollars)

	Period from
	inception on
	January 3, 1994
	to December 31,	Years ended December 31,
	2002	2002	2001	2000

Sales	$706,994	$460,093	$49,342	$140,049
Cost of sales	133,865	36,449	13,830	53,581

Gross margin	573,129	423,644	35,512	86,468

Operating expenses:
Consulting and contractors	736,561	-	-	-
Research and development (note 9)	3,474,646	477,392	404,482	435,071
Selling, general and administrative
(note 10)	7,644,788	1,525,646	1,462,937	691,993
	11,855,995	2,003,038	1,867,419	1,127,064

Operating loss	(11,282,866)	(1,579,394)	(1,831,907)	(1,040,596)

Non-operating:
Interest income	45,742	804	18,345	26,593
Loss on settlement of litigation	(100,000)	-	-	(100,000)
Loss on disposal of fixed assets	(69,022)	-	(42,968)	-
Write-down of investments	(100,000)	-	-	-
Write-down of intangible assets	(17,189)	-	-	-
Write-down of organization costs	(17,431)	-	-	-
	(257,900)	804	(24,623)	(73,407)

Loss for the period	$(11,540,766)	$(1,578,590)	$(1,856,530)	$(1,114,003)

Loss per share information:
Basic and diluted	$(1.77)	$(0.13)	$(0.18)	$(0.13)

Weighted average number of common
Shares outstanding	6,508,358	12,189,358	10,449,381	8,747,467

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficit)
(Expressed in United States dollars)

					Deficit	Deficit
					accumulated	accumulated	Total
	Common stock		Additional	Deferred	prior to the	during the	stockholders'
	Number		paid-in	stock-based	development	development	equity
	of shares	Amount	capital	compensation	stage	stage	(deficit)

Balance, January 3, 1994	3,480,000	$3,480	$1,053,191	$-	$(58,800)	$-	$997,871

Loss for the period	-	-	-	-	-	(1,006,716)	(1,006,716)
Balance, December 31, 1994	3,480,000	3,480	1,053,191	-	(58,800)	(1,006,716)	(8,845)

Loss for the period	-	-	-	-	-	(748,310)	(748,310)
Balance, December 31, 1995	3,480,000	3,480	1,053,191	-	(58,800)	(1,755,026)	(757,155)

Common stock transactions
(net of share issue costs):
Shares issued for cash	936,667	937	952,853	-	-	-	953,790
Shares issued for
services rendered	240,000	240	239,760	-	-	-	240,000
Loss for the period	-	-	-	-	-	(959,945)	(959,945)
Balance, December 31, 1996	4,656,667	4,657	2,245,804	-	(58,800)	(2,714,971)	(523,310)

Common stock transactions
(net of share issue costs):
Shares issued for cash	600,000	600	547,670	-	-	-	548,270
Shares issued for
services rendered	60,000	60	59,940	-	-	-	60,000
Compensatory benefit of
employee stock options	-	-	200,000	-	-	-	200,000
Loss for the period	-	-	-	-	-	(930,042)	(930,042)
Balance, December 31, 1997	5,316,667	5,317	3,053,414	-	(58,800)	(3,645,013)	(645,082)

Common stock transactions
(net of share issue costs):
Shares issued for cash	757,600	758	836,842	-	-	-	837,600
Compensatory benefit of					-
employee stock options	-	-	927,800	-	-	-	927,800
Loss for the period	-	-	-	-	-	(2,110,556)	(2,110,556)
Balance, December 31, 1998	6,074,267	6,075	4,818,056	-	(58,800)	(5,755,569)	(990,238)

Common stock transactions
(net of share issue costs):
Shares issued for cash	2,193,400	2,193	2,078,957	-	-	-	2,081,150
Common stock subscriptions	-	-	110,270	-	-	-	110,270
Subscriptions receivable	-	(22)	(65,978)	-	-	-	(66,000)
Compensatory benefit of
employee stock options	-	-	2,000	-	-	-	2,000
Loss for the period	-	-	-	-	-	(1,236,074)	(1,236,074)
Balance, December 31, 1999	8,267,667	8,246	6,943,305	-	(58,800)	(6,991,643)	(98,892)

Common stock transactions
(net of share issue costs)
Shares issued for cash	795,200	795	793,486	-	-	-	794,281
Subscriptions received
in cash	-	22	65,978	-	-	-	66,000
Shares issued for cash
on subscriptions	57,000	57	(57)	-	-	-	-
Common stock subscriptions	-		730,000	-	-	-	730,000
Common stock to be issued in
settlement of legal claim	-	-	100,000	-	-	-	100,000
Settlement of litigation	-	-	606,000	-	-	-	606,000
Loss for the year	-	-	-	-	-	(1,114,003)	(1,114,003)
Balance December 31, 2000,
carried forward	9,119,867	9,120	9,238,712	-	(58,800)	(8,105,646)	1,083,386

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
(Expressed in United States dollars)

					Deficit	Deficit
					accumulated	accumulated	Total
	Common stock		Additional	Deferred	prior to the	during the	stockholders'
	Number		paid-in	stock-based	development	development	equity
	of shares	Amount	capital	compensation	stage	stage	(deficit)

Balance, December 31, 2000,
brought forward	9,119,867	$9,120	$9,238,712	$-	$(58,800)	$(8,105,646)	$1,083,386

Common stock transactions
(net of share issue costs)
Shares issued for
promissory note	266,668	267	199,733	-	-	-	200,000
Promissory note	-	-	(200,000)	-	-	-	(200,000)
Shares issued for cash
(net of subscriptions
received in 2000)	1,867,133	1,867	675,218	-	-	-	677,085
Shares issued for
settlement of
legal claim	80,000	80	(80)	-	-	-	-
Shares issued for
services rendered	25,000	25	23,975	-	-	-	24,000
Common stock subscriptions	-	-	314,516	-	-	-	314,516
Common stock to be issued for
services rendered	-	-	16,000	-	-	-	16,000
Deferred stock-based
compensation	-	-	12,000	(12,000)	-	-	-
Amortization of deferred
stock-based compensation	-	-	-	2,000	-	-	2,000
Loss for the period	-	-	-	-	-	(1,856,530)	(1,856,530)
Balance, December 31, 2001	11,358,668	11,359	10,280,074	(10,000)	(58,800)	(9,962,176)	260,457

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions
received in 2001)	3,760,716	3,760	1,431,466	-	-	-	1,435,226
Shares issued for
services rendered
in prior years	20,000	20	(20)	-	-	-	-
Shares issued for
services rendered	80,000	80	63,920	-	-	-	64,000
Shares issued for
fractional shares
resulting from
reverse stock split	10	-	-	-	-	-	-
Stock based compensation	-	-	39,409	-	-	-	39,409
Deferred stock-based
compensation	-	-	(10,000)	10,000	-	-	-
Loss for the year	-	-	-	-	-	(1,578,590)	(1,578,590)

December 31, 2002	15,219,394	$15,219	$11,804,849	$-	$(58,800)	$(11,540,766)	$220,502

See accompanying to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Period from
	inception on
	January 3, 1994
	to December 31,	Years ended December 31,
	2002	2002	2001	2000

Cash flows from operations:
Loss for the period	$(11,540,766)	$(1,578,590)	$(1,856,530)	$(1,114,003)
Items not involving cash:
Amortization	323,978	78,579	113,327	52,114
Bad debt	143,359	68,251	-	-
Loss on disposal of fixed assets	69,022	-	42,968	-
Write-down of investments	100,000	-	-	-
Write-down of intangible assets	17,189	-	-	-
Write-down of organization costs	17,431	-	-	-
Shares issued for services rendered	404,000	64,000	40,000	-
Shares issued for satisfaction of legal claim	100,000	-	-	100,000
Stock based compensation	1,171,209	39,409	2,000	-
Changes in non-cash operating working capital:
Inventory	(1,259)	34,208	(32,098)	-
Accounts receivable	(267,186)	(194,971)	(65,337)	9,311
Prepaid expenses	(23,275)	4,972	(18,126)	(2,729)
Deferred cost of sales	(1,488)	6,277	(7,765)	-
Accounts payable and accrued liabilities	68,126	(46,006)	76,978	(37,024)
Deferred revenue	80,468	47,968	32,500	(21,506)
Net cash used in operations	(9,339,192)	(1,475,903)	(1,672,083)	(1,013,837)

Cash flows from investments:
Deposit on lease	-	-	2,297	(2,297)
Purchase of marketable securities	(100,000)	-	-	-
Purchase of short-term investments	-	-	6,929	-
Purchase of fixed assets	(539,430)	(9,515)	(154,447)	(136,305)
Proceeds from notes receivable	(130,181)	-	-	-
Proceeds from disposal of fixed assets	348,258	-	-	41,506
Net cash used in investments	(421,353)	(9,515)	(145,221)	(97,096)

Cash flows from financing:
Notes receivable	55,073	-	-	-
Borrowings from directors and officers	7,304	-	-	10,130
Due (to) from related companies	(11,626)	-	28,010	(14,366)
Mortgages payable	(207,739)	-	-	-
Share subscriptions received	-	-	314,516	730,000
Subscriptions receivable	-	-	-	66,000
Common shares issued, net of issue costs	9,725,109	1,435,226	677,085	794,281
Net cash provided by financing	9,568,121	1,435,226	1,019,611	1,586,045

Increase (decrease) in cash and cash equivalents	(192,424)	(50,192)	(797,693)	475,112

Cash and cash equivalents, beginning of period	244,112	101,880	899,573	424,461

Cash and cash equivalents, end of period	$51,688	$51,688	$101,880	$899,573

Supplemental information:
Cash paid for interest	$3,797	$-	$-	$-
Cash paid for taxes	-	-	-	-
Non-cash financing activities:
Shares issued or services rendered	404,000	64,000	40,000	-
Shares issued for satisfaction of legal claim	500,000	-	400,000	100,000
Shares issued for promissory notes	200,000	-	200,000	-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

1.	Description of business and future operations:

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

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has not generated significant revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. Past equity financings from related parties are detailed in note 5(f). The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its strategic sales alliances with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company's intention to focus on developing this alliance and on becoming their principal supplier of vision systems, raising financing and achieving profitable operations.

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity and/or debt financings will be sufficient to pay ongoing cash operating expenses for the remainder of the fiscal year. Subsequent to year end, debt financing of $54,487 was received (note 14). However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do so, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant accounting policies:
(a) Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, Braintech Canada, Inc., incorporated under the Company Act (British Columbia) on March 30, 1994. All material intercompany balances and transactions have been eliminated.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

2.	Significant accounting policies (continued):
	(a)	Basis of presentation (continued):

To December 31, 2002, for accounting and reporting purposes, the Company is considered to be in a development stage as it was devoting substantial efforts to developing its business operations. Commencement of the development stage is considered to have occurred on January 3, 1994 when the Company began operations as a high-technology development company.

	(b)	Cash and cash equivalents:

Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less at the date of acquisition and that are readily convertible to contracted amounts of cash.

	(c)	Research and development costs:
Research and development costs are expensed as incurred.
	(d)	Advertising costs:

Advertising costs are expensed as incurred and totaled $17,263, $452, nil and $1,950, during the period from inception on January 3, 1994 to December 31, 2002 and the years ended December 31, 2002, 2001 and 2000, respectively.

	(e)	Inventory:

Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in-first-out basis. Cost includes laid-down cost which is the cost of materials and other applicable direct costs.

	(f)	Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition".

Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue and the costs related to that revenue are recorded as deferred costs.
BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

2.	Significant accounting policies (continued):
	(g)	Warranty costs:
The Company accrues warranty costs based on management's best estimate.
	(h)	Fixed assets:
Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

		Asset	Basis	Rate
		Furniture and fixtures	declining-balance	20%
		Computer equipment	straight-line	33 1/3%
		Computer software	straight-line	50%
		Leasehold improvements	straight-line	lease term

	(i)	Impairment or disposal of long-lived assets:

The Company adopted the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale should be considered held and used until they are disposed of. Long-lived assets to be disposed of by sale should be measured at the lower of its carrying amount or fair value less cost to sell. For the purpose of the Company's 2002 consolidated financial statements, the adoption of SFAS No. 144 did not involve material changes to the methodology that was applied under the previous accounting standard.

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

2.	Significant accounting policies (continued):
	(k)	Foreign currency:

The Company's functional currency is the United States dollar. Assets and liabilities denominated in a foreign currency have been translated into the functional currency at rates of exchange in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates during the year. Exchange gains and losses are included in operations.

	(l)	Stock-based compensation:

The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company's net loss and net loss per share would have been as follows:

		With respect to the stock options to employees granted from inception through December 31, 2002, the Company recorded stock-based compensation of $1,131,800.

			Period from
			inception to
			January 3, 1994	Years ended
			to December 31,	December 31,
			2002	2002	2001	2000

		Net loss:
		As reported	$(11,540,766)	$(1,578,590)	$(1,856,530)	$(1,114,003)
		Pro forma	(13,048,245)	(1,691,237)	(1,900,918)	(1,219,195)

		Basic and diluted net loss
		per share:
		As reported	$(1.77)	$(0.13)	$(0.18)	$(0.13)
		Pro forma	(2.00)	(0.14)	(0.18)	(0.14)
BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

2.	Significant accounting policies (continued):
(l)	Stock-based compensation (continued):
The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Options
Interest
rate	Term	Volatility

Years ended:
December 31, 2002	2.75%	2 years	80%
December 31, 2001	4.07%	2 years	80%
December 31, 2000	6.05%	2 years	70%

Weighted average	Weighted average
exercise price	fair value
December 31,	December 31,
2002	2001	2000	2002	2001	2000

Exercise price is less than
fair value on grant date	$-	$-	$-	$-	$-	$-
Exercise price exceeds fair
value on grant date	0.28	1.25	1.25	0.09	0.24	0.20

0.28	$1.25	$1.25	$0.09	$0.24	$0.20

(m)	Income taxes:

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

2.	Significant accounting policies (continued):
	(n)	Loss per share:
Loss per share is calculated based on the weighted average number of shares outstanding.
As the effect of outstanding options is anti-dilutive, diluted loss per share does not differ from basic loss per share.
	(o)	Comprehensive income:
Net income for the Company is the same as comprehensive income.
	(p)	Comparative figures:
The Company has reclassified certain of the figures presented for comparative purposes to conform to the financial statement presentation adopted in the current year.

3.	Related party balances and transactions:
	(a)	Due from (to) related companies:

During the period from inception to December 31, 2001, the Company had several transactions with Sideware Systems Inc. ("Sideware"). Sideware was under the direction of common directors and principal shareholders.

Transactions with Sideware during the period from inception to December 31, 2001 have been as follows:
(i) Cost sharing agreement:

The Company previously shared all of its office premises and some personnel with Sideware. In June 2001, Sideware vacated the premises, and entered into an agreement to surrender a portion of the premises to a third party. Effective July 15, 2001, the Company returned to the original office premises previously shared with Sideware. The Company currently occupies the remainder of the premises. The annual rent for the Company's portion of the premises is approximately $112,000 per year. The term of the lease expires August 31, 2003.

As co-covenantor on the original lease, the Company could also be legally responsible for rent relating to the portion of the premises which has been surrendered to a third party, if Sideware and the third party both fail to pay that rent. The additional rent for which the Company could be liable totals approximately $55,600 ($6,950 per month), inclusive of operating costs. The legal responsibility under the co-covenantor provisions terminate on August 31, 2003.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

3.	Related party balances and transactions (continued):
(a) Due from (to) related companies (continued):
(ii) Purchase of computer equipment:
During the three year period ended December 31, 2002, the Company purchased computer equipment from Sideware at a cost of approximately nil, $21,000 and $19,400, respectively.
(iii) Sale of leasehold improvements:

On September 30, 2000, the Company entered into an agreement with Sideware for the sale of leasehold improvements at their net book value of $41,506 which management estimates is also the fair market value.

(iv) Sale of product:
During the year ended December 31, 2000, a product sale of $11,387 was made to Sideware.
(b) Transactions with directors and officers:

During the year, the Company was charged $54,885 (2001 - $136,157; 2000 - $65,389) for legal services provided by a director. This arrangement for the provision of legal services by a director was terminated effective June 30, 2002. These charges are included in selling, general and administrative expenses. Equity financings with directors and officers are detailed in note 5(f).

(c) Due to related party:
Included in accounts payable and accrued liabilities is nil (2001 - $98,901; 2000 - $2,850) due to a company owned by a director.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

4.	Fixed assets:

			Accumulated	Net book
	December 31, 2002	Cost	amortization	value

	Furniture and fixtures	$75,568	$32,114	$43,454
	Computer equipment	173,765	125,953	47,812
	Computer software	33,893	26,181	7,712
	Leasehold improvements	20,538	13,533	7,005

		$303,764	$197,781	$105,983

			Accumulated	Net book
	December 31, 2001	Cost	amortization	value

	Furniture and fixtures	$75,568	$21,496	$54,072
	Computer equipment	165,660	83,165	82,495
	Computer software	32,483	9,988	22,495
	Leasehold improvements	20,538	4,553	15,985

		$294,249	$119,202	$175,047

	During the year ended December 31, 2002, the Company wrote down fixed assets by nil (2001 - $42,968; 2000 - nil) to reflect the lower of cost and fair market value.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

5.	Common stock:
(a) Reverse stock split:

On September 6, 2002, the Company completed a reverse stock split on the common stock of the Company on a one for five basis. The number of common stock authorized for issuance was reduced from 200 million shares to 40 million.

The effect of this reverse stock split has been applied retroactively throughout these consolidated financial statements.
(b)

At the annual general meeting of the Company on May 17, 2000, the stockholders approved an increase in the authorized share capital of the Company from 50,000,000 common shares to 200,000,000 common shares having a par value of $0.001 each.

(c)

Of the common stock issued at December 31, 2002, 4,160,716 shares (2001 - 364,091; 2000 - 375,000) are subject to trading restrictions of up to one year following issue unless a registration statement is filed qualifying the shares for distribution. These include the 300,000 shares retained by the Company, as described in note 5(d).

(d)

1,100,000 common stock were issued for technology in 1993 and recorded at a par value of $1,100. 300,000 of these shares have been retained by the Company because the development of the technology has not been completed.

(e) Additional paid-in capital arises on the issuance of common shares at a price in excess of par value.
(f)

During the year ended December 31, 2002, 85% (2001 - 50%; 2000 - nil) of the equity financings were with the Chief Executive Officer and 15% (2001 - 31%; 2000 - nil) were with a director of the Company. These private placements were completed at fair market value determined by the trading price of the Company's common stock on the date of the private placement.

(g) Promissory notes:

In conjunction with a private placement completed during the first quarter of 2001, a director and Chief Financial Officer of the Company issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitled the holder to purchase one additional share at $0.75 per share until February 28, 2003. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

5.	Common stock (continued):
(g) Promissory notes (continued):

In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitled the holder to purchase one additional share at $0.75 per share until February 28, 2003. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

(h) Stock options:

The Company has reserved 1,500,000 common shares pursuant to the 1997 stock option plan and an additional 1,500,000 common shares pursuant to the 2000 stock option plan. The Company's Board of Directors have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

5.	Common stock (continued):
(h)	Stock options (continued):
(i)	A summary of the Company's stock option activity is as follows:

Weighted
Number	Average
of shares	exercise price

Balance, December 31, 1999	1,281,000	$1.00
Options granted	485,000	1.25
Options exercised	(795,200)	1.00
Options cancelled/expired	(20,000)	1.00

Balance, December 31, 2000	950,800	1.13
Options granted	208,000	1.25
Options exercised	-	-
Options cancelled/expired	(98,300)	1.20

Balance, December 31, 2001	1,060,500	1.14
Options granted	1,219,000	0.28
Options exercised	-	-
Options cancelled/expired	(464,000)	1.06

Balance, December 31, 2002	1,815,500	$0.59

(ii)	Additional information regarding options outstanding as at December 31, 2002 is as follows:

Outstanding	Exercisable
Weighted
average	Weighted	Weighted
remaining	average	average
Exercise	Number of	contractual	exercise	Number of	exercise
prices	shares	life (years)	price	shares	Price

$ 0.20	1,075,000	4.92	$ 0.20	107,500	$ 0.20
$ 0.75	100,000	4.58	0.75	-
$ 1.00	97,500	1.24	1.00	97,500	1.00
$ 1.25	543,000	3.05	1.25	504,000	1.25

1,815,500	4.14	$ 0.59	709,000	$ 1.06

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

6.	Share purchase warrants:

During the year ended December 31, 2001, the Company completed private placements of 2,074,710 common shares at a price of $0.75 per share and 59,091 common shares at a price of $1.10 per share of which 80% was to related parties (note 5(f)). In conjunction with the private placements, the Company issued 1,066,902 common share purchase warrants (each purchaser received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $1.00 per share for 1,037,356 of the warrants and at $1.35 per share for 29,546 of the warrants. None of the warrants were issued to employees, officers or directors in their capacity as such. At a directors' meeting held June 27, 2002, the Company extended the expiry date on these share purchase warrants to August 31, 2002 and reduced the exercise price to $0.75 per share, which was the market value of the Company's common shares on June 27, 2002. At a directors' meeting held August 28, 2002, the Company further extended the expiry date on these share purchase warrants to February 28, 2003.

During the year ended December 31, 2002, the Company completed private placements totaling 3,760,716 common shares at prices of $0.15 to $0.75 per share of which 100% was with related parties (note 5(f)). In conjunction with the private placements, the Company issued 1,880,358 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at prices of $0.20 to $1.00 per share. There were no cancellations, exercise or expiration of these warrants during the year ended December 31, 2002.

On October 17, 2002, the Company authorized the issuance of 500,000 common share purchase warrants to the Company's Chief Executive Officer pursuant to an agreement dated September 30, 2002, whereby the officer agreed to accept the warrants in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles the holder to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002, therefore the intrinsic market value of the warrants is nil. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002.

BRAINTECH, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

6.	Share purchase warrants (continued):
A summary of the Company's share purchase warrants outstanding as at December 31, 2002, 2001 and 2000 is as follows:

2002	Expiry	Exercise
Number of warrants	date	price

1,066,902	February 28, 2003	$0.75
564,319	April 17, 2003	$1.00
427,797	October 28, 2003	$0.85
133,553	October 28, 2003	$0.36
500,000	October 28, 2004	$0.31
148,667	December 17, 2003	$0.32
113,740	December 17, 2003	$0.26
203,820	December 17, 2003	$0.20
288,462	December 17, 2003	$0.25

3,447,260		$0.62

2001	Expiry	Exercise
Number of warrants	date	price

330,001	February 25, 2002	$1.00
430,001	March 14, 2002	$1.00
277,354	June 29, 2002	$1.00
29,546	August 29, 2002	$1.35

1,066,902		$1.01
There were no outstanding share purchase warrants as at December 31, 2000.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

7.	Income taxes:
	Income taxes attributable to net loss in these financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 39.62% (2001 - 44.6%) as follows:

		2002	2001

	Expected tax recovery	$625,000	$828,000

	Tax effect of:
	Loss of foreign parent taxed at lower rates	(64,000)	(148,000)
	Other non-deductible expenses	(3,000)	(399,000)
	Change in valuation allowance	(558,000)	(281,000)

		$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

	The Company's deferred income tax assets are comprised of the following at December 31:

		2002	2001

	Net deferred tax assets and liabilities:
	Net operating loss carryforwards and other
	timing differences	$3,518,000	$2,960,000

	Total deferred tax assets	3,518,000	2,960,000

	Valuation allowance	(3,518,000)	(2,960,000)

	Net deferred tax assets	$-	$-

	At December 31, 2002, management believes that sufficient uncertainty exists as to whether or not the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2002, the Company had net operating loss carryforwards of $6,390,000 available to offset taxable income earned in Canada to 2009 and $3,450,000 available to offset taxable income earned in the United States to 2022.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

8.	Commitments:
	The Company has obligations under operating lease arrangements which require the following minimum annual payments:

	Year ending December 31:

	2003				$91,515
	2004				12,292
	2005				4,920
	2006				2,462
	2007				616

					$111,805

9.	Research and development expenditures:

Included in cumulative research and development expenditures is $438,700 of compensatory benefit of employee stock options from the period of inception on January 3, 1994 to December 31, 2002. No benefit was recorded during the year ended December 31, 2002 (2001 - nil; 2000 - nil).

10.	Selling, general and administrative expenses:
	Selling, general and administrative expenses are comprised of the following:

		Period from
		inception to
		January 3, 1994	Years ended
		to December 31,	December 31,
		2002	2002	2001	2000

	Compensatory benefit of
	employee stock options	$693,100	$-	$2,000	$-
	Salaries and benefits	2,415,640	710,610	649,870	189,159
	Marketing	1,407,438	281,665	173,407	126,640
	Legal and audit	1,182,715	156,093	245,450	132,237
	Rent and facilities	541,672	140,698	93,708	55,033
	Other	1,404,223	236,580	298,502	188,924

		$7,644,788	$1,525,646	$1,462,937	$691,993

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

11.	Financial instruments:
(a)	Fair values of financial instruments:

The Company's short-term financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The fair value of these financial instruments approximate their carrying values due to their short-term maturity.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As at December 31, 2002, one customer represented 100% of outstanding trade accounts receivable, which was fully collected subsequent to December 31, 2002 (2001 - 100%). Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of its current customers. The Company's customers are currently concentrated in Canada. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Effect of foreign
	Beginning		Recoveries	exchange on	End of
	of year	Charged to	and	conversion	year
	balance	expenses	write-offs	to US$	balance

Allowance for doubtful
accounts:
Year ended December 31,
2002	$-	$68,251	$(67,195)	$(1,056)	$-
Year ended December 31,
2001 and 2000	-	-	-	-	-

12.	Major customers:

For the year ended December 31, 2002, revenues from two customers, Customer A and Customer B represented approximately 83% and 13%, respectively of total revenues (2001 - Customer A 100%, 2000 - Customer A 43%).

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

13.	Unaudited interim financial information:
	The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters (in thousands):

		Fiscal 2002 Quarter End
		December 31	September 30	June 30	March 31

	Revenues	191	155	106	8
	Gross margin	181	144	93	6
	Net loss for the period	(253)	(396)	(342)	(588)
	Net loss per share	(0.02)	(0.03)	(0.03)	(0.05)

		Fiscal 2001 Quarter End
		December 31	September 30	June 30	March 31

	Revenues	1	23	25	-
	Gross margin	1	17	17	-
	Net loss for the period	(479)	(443)	(535)	(400)
	Net loss per share	(0.05)	(0.04)	(0.05)	(0.04)

14.	Subsequent event:

Subsequent to December 31, 2002, a total of $54,487 has been received from the Chief Executive Officer in return for an unsecured promissory note with an annual interest rate of 8% and is due on demand.

15.	Recent accounting pronouncements:
	(a)

In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." This standard established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The adoption of this standard on January 1, 2003 is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

15.	Recent accounting pronouncements (continued):
(b)

In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus on the date of an entity's commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of this standard on January 1, 2003, is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

(c)

In November 2002, the EITF reached a consensus on Issue 00-21,"Multiple Element Arrangements". This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The guidance can affect the timing of revenue recognition for such arrangements. The final consensus will be applicable to agreements entered into after June 15, 2003. The Company does not expect this issue to have a material impact on its financial position, cash flows or results of operations as the Company follows SOP 97-2 for recognition of their software sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees

The following table sets forth certain information, as of March 28, 2003, with respect to our directors, executive officers and key employees.

Name	Age	Position
Owen L.J. Jones	51	Director, and Chief Executive Officer
Babak Habibi	31	Director, President, and Chief Operating Officer
Edward A. White	58	Director, Chief Financial Officer, Treasurer, and Secretary
Lionel Dodd*	63	Director
James L. Speros*	44	Director

* Denotes member of the audit committee.

The board of directors has determined that Lionel Dodd is a financial expert in accordance with the SEC definition of that term and that he is independent as that term is used under the Exchange Act.

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

Lionel Dodd was appointed a Director on August 1, 2002. During the period from 1996 to 2000 Mr. Dodd was the President and Chief Executive Officer of Versacold Corporation (TSX:ICE). Since that time he has sat on the boards of many public and private companies. Currently, Mr. Dodd sits as an independent director on the boards of Pope and Talbot, Inc. (NYSE:POP), Napier International Technologies Inc. (TSX:NIC), and International Absorbents Inc. (AMEX:IAX).

James L. Speros was appointed a Director on September 15, 1998. Mr. Speros is also a Director, President and Chief Executive Officer of Sideware Systems Inc. and of Sideware Corp., a wholly owned subsidiary of Sideware Systems Inc. From June 1993 to January 1997 Mr. Speros was the President and owner of two professional sports franchises, the Baltimore Stallions and Montreal Alouettes of the Canadian Football League. From January 1997 to February 1999 Mr. Speros was President of Exploration Mirandor, a mining exploration company. Mr. Speros was also a director of Consolidated Maymac Petroleum Corp. from September 9, 1999 to March 5, 2001. Consolidated Maymac Petroleum Corp. is a public company trading on the Canadian Venture Exchange.

Edward A. White was appointed as a Director and our Chief Financial Officer and Treasurer effective November 1, 2000 and he was appointed as our Secretary on August 28, 2002. Mr. White has been a member of the British Columbia Institute of Chartered Accountants for 28 years and, for 23 of those years, Mr. White practiced as a self-employed chartered accountant serving clients in both the public and private sectors. Mr. White was a director of Sideware Systems Inc. from October 1995 to March 20, 2002. Mr. White is not a director of any other public companies.

Babak Habibi was appointed as a Director and as our president effective June 19, 2001. Prior to his appointment as President, Mr Habibi was our Vice President of Engineering. Mr. Habibi supervises the design, development, and deployment of our machine vision systems, and has also been involved in the development of eVisionFactory. Mr. Habibi holds Bachelor's and Master's Degree in Applied Science from the University of Waterloo. Mr. Habibi is not a director of any other public companies.

Owen Jones was a director of Sideware Systems Inc. at the time when two bankruptcy petitions under the Bankruptcy and Insolvency Act (Canada) were brought in the Supreme Court of British Columbia against that company by former directors of that company or private corporations controlled by them. Both bankruptcy petitions were dismissed in January 1998.

Our directors will hold office until they resign, or until our next shareholders' meeting.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Grant Sutherland	1(1)	2(1)	Nil
Babak Habibi	1(2)	11(2)	Nil
Owen Jones	1(1)	1(1)	Nil
Ted White	1(1)	1(1)	Nil
James Speros	1(3)	5(3)	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 5 - Annual Statement of Changes in Beneficial Ownership

(2) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(3) The named, officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

ITEM 10. EXECUTIVE COMPENSATION

During our last completed fiscal year our only named executive officer was our Chief Executive Officer. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payouts
					Restricted Stock Awards	Securities Underlying Options/SARs
Owen Jones President, CEO and Director	2002 2001 2000	Nil Nil $30,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	200,000 Nil 40,000	Nil Nil Nil	Nil Nil Nil

The following table sets forth information on grants of stock options to our Chief Executive Officer during our last fiscal year:

Option / SAR Grants in Last Fiscal Year

Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price	Expiration Date	Grant date present value(1)
Owen Jones	200,000	16.4%	$0.20	December 1, 2004	$0

(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

The following table sets out the options exercised by Mr. Jones during the last fiscal year.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARs at end of fiscal year	Value of unexercised in-the-money options/SARs at end of fiscal year
			Exercisable/Unexercisable	Exercisable/Unexercisable
Owen Jones	Nil	Nil	65,500(1) / 180,000	Nil(2)/ Nil

(1) The total of 245,500 options granted to Mr. Jones represents, 5,500 options granted to Mr. Jones during the fiscal year ended December 31, 1999, 40,000 options granted to Mr. Jones during the fiscal year ended December 31, 2000, and 200,000 options granted to Mr. Jones during the fiscal year ended December, 31, 2002.

(2) The closing price for our shares on the OTC-Bulletin Board as of December 31, 2002 was $0.11.

Compensation to our Directors

We currently provide the following compensation to our other directors:

Owen Jones. Since October 16, 2000 Mr. Jones has worked full time for us. Prior to October 16, 2000 Mr. Jones divided his time between Sideware Systems Inc and us. Since January 1, 2001, Mr. Jones has worked for us without salary. Between January 1, 2000 and December 31, 2000, we paid Mr. Jones a salary of $2,500 per month. Between June 1, 1998, and December 31, 1999, Mr. Jones received payments totaling $6,800 per month from Techwest Management Inc. We shared responsibility for those payments with Sideware, paying 50% during 1998 and 20% during 1999. Prior to June 1, 1998, Mr. Jones' monthly payments, then shared equally with Sideware, were $3,400 per month. Mr. Jones also holds stock options as listed in the table below. On October 17, 2002, we issued 500,000 common share purchase warrants to Mr. Jones in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles him to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002. Mr. Jones receives no other compensation from us or any of our subsidiaries.

Babak Habibi. Mr. Habibi receives a salary of $6,400 per month from us. Mr. Habibi also holds stock options as listed in the table below. Mr. Habibi receives no other compensation from us or any of our subsidiaries.

Edward A. White. Mr. White receives a salary of $6,400 per month from us. Mr. White also holds stock options as listed in the table below. Mr. White receives no other compensation from us or any of our subsidiaries.

James L. Speros. Mr. Speros holds stock options as listed in the table below. Mr. Speros receives no other compensation from us or any of our subsidiaries.

Lionel Dodd. Mr. Dodd holds stock options as listed in the table below. Mr. Dodd receives no other compensation from us or any of our subsidiaries.

The aggregate amount of cash remuneration which we paid to our directors as a group, was approximately $155,000 during the fiscal year ended December 31, 2002. None of our directors receive any pension plan or similar benefits.

Stock options granted to our Directors

The following table shows the stock options held by our directors and officers as at December 31, 2002.

Name	Options Granted	Number Exercised	Number Outstanding	Exercise Price	Market Value of Underlying Shares at Date of Grant	Expiry Date (m/d/y)
Owen Jones	200,000 40,000 5,500	Nil Nil Nil	200,000 40,000 5,500	$0.20 $1.25 $1.00	$0.20 $1.00 $0.95	12/01/07 11/30/05 04/19/04
Babak Habibi	150,000 80,000 20,000	Nil Nil 7,000	150,000 80,000 13,000	$0.20 $1.25 $1.00	$0.15 $1.00 $0.95	12/16/07 11/30/05 04/19/04
James Speros	50,000 60,000	Nil Nil	50,000 60,000	$0.20 $1.00	$0.20 $0.95	12/01/07 04/19/04
Edward A. White	150,000 100,000	Nil Nil	150,000 100,000	$0.20 $1.25	$0.15 $1.00	12/16/07 11/30/05
Lionel Dodd	100,000	Nil	100,000	$0.75	$0.60	07/31/07

Mr. Habibi exercised options to acquire 7,000 shares at $1.00 per share in January 2000.

We do not have a long-term incentive plan, and have not granted any stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,815,500	$0.59	170,300
Equity compensation plans not approved by security holders *	500,000	$0.31	Nil
Total	2,315,500	$0.53	170,300

* On October 17, 2002, we authorized the issuance of 500,000 common share purchase warrants to the Company's Chief Executive Officer pursuant to an agreement dated September 30, 2002, whereby the officer agreed to accept the warrants in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles the holder to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002, therefore the intrinsic market value of the warrants is nil. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002.

The following table shows certain information regarding beneficial ownership of common stock, as of March 21, 2003 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(1)
Owen L.J. Jones*(2) 102 - 930 West. 1st Street North Vancouver, B.C. Canada V7P 3N4	6,557,544	37.19%
Babak Habibi*(3) 102 - 930 West 1st Street North Vancouver, B.C. Canada V7P 3N4	308,001	2.00%
James L. Speros*(4) 6420 Grovesdale Drive Alexandria, Virginia USA 22310	65,000	0.43%
Edward A. White*(5) 416-5 K de K Court New Westminster, B.C. Canada V3M 6B6	315,001	2.05%
Lionel Dodd*(6) 3508 Mathers Avenue West Vancouver, B.C. Canada V7V 2K9	25,000	0.16%
W. Grant Sutherland*(6) 1600 - 777 Dunsmuir St. Vancouver, B.C. Canada V7Y 1K4	1,381,532	8.84%
All executive officers and directors as a group (5 Persons)(7)	8,652,078	46.79%

* Denotes Director of the Company

_________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 21, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 65,500 shares issuable pursuant to stock options and 2,347,348 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days. Figures stated for Mr. Jones exclude 333,334 shares and 166,667 share purchase warrants owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(3) Includes 108,000 shares issuable pursuant to stock options and 66,667 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(4) Includes 65,000 shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 115,000 shares issuable pursuant to stock options and 66,667 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(6) Includes 25,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(7) Includes 424,000 shares issuable pursuant to stock options and 2,847,026 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have had several transactions with Sideware Systems Inc. Sideware is a software development company whose shares trade through the OTC-Bulletin Board. One of our five directors, James Speros is a director and shareholder of Sideware. Edward White and Owen Jones were both previously directors of Sideware. Edward White resigned Sideware as a director on March 20, 2002. Owen Jones resigned as Sideware's President effective October 16, 2000 and as a director effective November 30, 2000.

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

Transactions with Sideware

Our transactions with Sideware during our last two fiscal years have been as follows:

1. Cost sharing agreement

We previously shared all of our office premises and some personnel with Sideware. In June 2001, Sideware vacated the premises, and entered into an agreement to surrender a portion of the premises to a third party. Effective July 15, 2001, we returned to the original office premises previously shared with Sideware. We currently occupy the remainder of the premises. The annual rent for our portion of the premises is approximately $112,000 per year. The term of the lease expires August 31, 2003.

As co-covenantor on the original lease, we could also be legally responsible for rent relating to the portion of the premises which has been surrendered to a third party, if Sideware and the third party both fail to pay that rent. The additional rent for which we could be liable is $6,950 per month, inclusive of operating costs. The legal responsibility under the co-covenantor provisions terminates on August 31, 2003.

2. Purchase of computer equipment.

During the three year period ended December 31, 2002, we purchased computer equipment from Sideware that cost us approximately nil, $21,000 and $19,400 respectively.

3. Sale of leasehold improvements

On September 30, 2000, we entered into an agreement with Sideware for the sale of leasehold improvements at their net book value of $41,506 which management estimates is also the fair market value.

4. Sale of product

During the year ended December 31, 2000, a product sale (Wizmaster) of $11,387 was made to Sideware.

Other Transactions involving Directors

Other transactions within the last three years of which our directors have an interest are as follows:

Effective July 1, 1999, along with Sideware Systems Inc., we acquired an interest in the leasehold premises at 1600 - 777 Dunsmuir Street, Vancouver, B.C., by assignment from SJM Management Ltd. SJM Management Ltd. is a private company in which Grant Sutherland, our director, holds a one third interest. Effective January 1, 2001 we relinquished our interest in those premises to Sideware, as Sideware makes substantially greater use of the premises than we do.

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland, a former director, is a partner. For the year ended December 31, 2002, Sutherland Johnston performed $54,885 (2001 - $136,157; 2000 - 65,389) worth of legal services for us.

During our last three fiscal years and to March 28, 2003 Grant Sutherland, a former director, has directly or indirectly acquired the following shares in private placements:

-333,334 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2000 and the first quarter of 2001. For each two shares purchased, Beau J Holdings Ltd., a private company owned by Mr. Sutherland, received one share purchase warrant, which entitles the company to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share;

-295,304 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2001 and first quarter of 2002. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the company to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004;

-104,050 shares at a price of $0.60 per share in a private placement conducted in last quarter of 2002. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the company to purchase one additional share for one year at $0.85 per share;

During our last three fiscal years and to March 28, 2003 Owen Jones has directly acquired the following shares in private placements:

-333,334 shares at a price of $0.75 per share in a private placement conducted in last quarter of 2000 and first quarter of 2001. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share;

-833,334 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2001 and first quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004;

-751,544 shares at a price of $0.60 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.85 per share

-267,106 shares at a price of $0.31 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.36 per share

-297,334 shares at a price of $0.27 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.32 per share

-227,480 shares at a price of $0.21 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.26 per share

-407,640 shares at a price of $0.15 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share

-576,924 shares at a price of $0.20 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.25 per share

In addition, in January 2003, Owen Jones advanced $54,487 and in March 2003 he advanced $101,352, in return for unsecured demand promissory notes with an annual interest rate of 8%.

In June 2001, Judy Jones, wife of Owen Jones, acquired 333,334 shares at a price of $0.75 per share in a private placement. For each two shares purchased, Mrs. Jones received one share purchase warrant, which entitles her to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share;

In March 2001, Edward White acquired 133,334 shares at a price of $0.75 in a private placement. Mr. White provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is February 27, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. White received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. If Mr. White fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

In June 2001, Babak Habibi acquired 133,334 shares at a price of $0.75 in a private placement. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is June 26, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. Habibi received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(8)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(9)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(7)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)	Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1)	Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)	Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
10.5(4)	Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
10.6(4)	Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc., and SJM Management Ltd.
10.7(5)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)	Letter agreement with Sideware Systems Inc. dated November 1, 2000
10.9(7)	Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7)	Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)	Assignment Agreement between Pacific Centre Leaseholds Ltd., Techwest Management Inc., Sideware Systems Inc. and the Company dated January 1, 2001
10.12(7)	Mutual Release and Settlement Agreement between Manfred Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7)	Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.15(8)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.16(9)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.17(9)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.18(9)	Memorandum of Understanding with Marubeni Corporation
10.19(10)	License Agreement with Marubeni Corporation
10.20(11)	Certificate of Reverse Stock Split
10.21	Corporate Governance Committee Charter
10.22	Audit Committee Charter
10.23	Compensation Committee Charter
10.24	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.25	Corporate Governance Guidelines
11.1	Computation of net loss per share

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

(9) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001

(10) Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.

(11) Exhibit already on file - exhibit to our Form 8-K filed September 9, 2002.

REPORTS ON FORM 8-K

On November 13, 2002, we filed a report on Form 8-K containing certifications by the Chief Financial Officer and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

ITEM 14. CONTROLS AND PROCEDURES

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

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Braintech, Inc.

Signature Title Date

/s/ Owen L.J. Jones Chief Executive Officer, March 31, 2003

Owen L.J. Jones

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

/s/ Owen L.J. Jones Chief Executive Officer, March 31, 2003

Owen L.J. Jones Director

(Principal Executive Officer)

/s/ Babak Habibi President, Director, March 31, 2003

Babak Habibi

/s/ Edward A. White Chief Financial Officer, March 31, 2003

Edward A. White Director

(Principal Financial and Accounting

Officer)

CERTIFICATIONS

I, Edward A. White, certify that:

1. I have reviewed this annual report on Form 10-KSB of Braintech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward A. White
Edward A. White
Principal Financial Officer

Dated: March 31, 2003

CERTIFICATIONS

I, Owen Jones, certify that:

1. I have reviewed this annual report on Form 10-KSB of Braintech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Owen Jones
Owen Jones
Principal Executive Officer

Dated: March 31, 2003