Form 10KSB/A
period 2002-12-31
BRAINTECH INC
filed 2003-04-01
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-KSB

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

During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement. The agreement, which covers Southeast Asia and Australia, provides for mutual exclusivity, whereby Marubeni is granted an exclusive license to manufacture and distribute Braintech's vision guided robotic systems and Marubeni agrees that it will not deal with any competitive technology or products during the three-year term. Marubeni placed an order for two eVF development systems and these systems were delivered upon completion of the Marketing and Development Agreement. We have completed the integration work for utilization of eVF with Kawasaki robots. We have also set up the demonstration/training models of eVF in the Marubeni Vision Techno Centre in Nagoya, Japan and have provided onsite training to Marubeni engineers. In addition, Mr. Babak Habibi, our President, gave a presentation to senior level executives of Marubeni at the Techno Centre. We have also hired a Vice-President Marketing and Business Relations Asian Region to oversee and manage our relationship with Marubeni.

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

  software we have written in developing the Wizmaster program; and

  software we have written and incorporated in the Odysee Development Studio.

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

Our fourth priority for fiscal 2002 was to develop our relationship with Marubeni Corporation. In June of 2002, we entered into a mutually exclusive Marketing and Development Agreement with Marubeni that provides for the marketing of our products throughout south east Asia. To facilitate our marketing plans with Marubeni, we hired a Vice President Marketing and Business Relations Asian Region to oversee and manage our relationship with Marubeni.

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

  Report of KPMG LLP Independent Auditors;

  Consolidated Balance sheets as of December 31, 2002 and 2001;

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
(Expressed in United States dollars)

Common stock
Number of shares	Amount

Balance, December 31, 2000,
brought forward	9,119,867	$9,120

Common stock transactions
(net of share issue costs)
Shares issued for
promissory note	266,668	267
Promissory note	-	-
Shares issued for cash
(net of subscriptions
received in 2000)	1,867,133	1,867	675,218
Shares issued for
settlement of
legal claim	80,000	80	(80)
Shares issued for
services rendered	25,000	25	23,975
Common stock subscriptions	-	-
Common stock to be issued for
services rendered	-	-
Deferred stock-based
compensation	-	-
Amortization of deferred
stock-based compensation	-	-
Loss for the period	-	-
Balance, December 31, 2001	11,358,668	11,359

Common stock transactions
Shares issued for cash
(net of subscriptions
received in 2001)	3,760,716	3,760	1,431,466
Shares issued for
services rendered
in prior years	20,000	20	(20)
Shares issued for
services rendered	80,000	80	63,920
Shares issued for
fractional shares
resulting from
reverse stock split	10	-	-
Stock based compensation	-	-
Deferred stock-based
compensation	-	-
Loss for the year	-	-

December 31, 2002	15,219,394	$

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

BRAINTECH, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002, 2001 and 2000
Period from inception on January 3, 1994 to December 31, 2002

5.	Common stock (continued):
(h)	Stock options (continued):
(i)	A summary of the Company's stock option activity is as follows:

Weighted
Number	Average
of shares	exercise price

Balance, December 31, 1999	1,281,000	$1.00
Options granted	485,000	1.25
Options exercised	(795,200)	1.00
Options cancelled/expired	(20,000)	1.00

Balance, December 31, 2000	950,800	1.13
Options granted	208,000	1.25
Options exercised	-	-
Options cancelled/expired	(98,300)	1.20

Balance, December 31, 2001	1,060,500	1.14
Options granted	1,219,000	0.28
Options exercised	-	-
Options cancelled/expired	(464,000)	1.06

Balance, December 31, 2002	1,815,500	$0.59

(ii)	Additional information regarding options outstanding as at December 31, 2002 is as follows:

Outstanding	Exercisable
Weighted
average	Weighted	Weighted
remaining	average	average
Exercise	Number of	contractual	exercise	Number of	exercise
prices	shares	life (years)	price	shares	Price

$ 0.20	1,075,000	4.92	$ 0.20	107,500	$ 0.20
$ 0.75	100,000	4.58	0.75	-
$ 1.00	97,500	1.24	1.00	97,500	1.00
$1.25	543,000	3.05	1.25	504,000	1.25

1,815,500	4.14	$ 0.59	709,000	$ 1.06

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

The following table shows certain information regarding beneficial ownership of common stock, as of March 21, 2003 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(1)
Owen L.J. Jones*(2) 102 - 930 West. 1st Street North Vancouver, B.C. Canada V7P 3N4	6,557,544	37.19%
Babak Habibi*(3) 102 - 930 West 1st Street North Vancouver, B.C. Canada V7P 3N4	308,001	2.00%
James L. Speros*(4) 6420 Grovesdale Drive Alexandria, Virginia USA 22310	65,000	0.43%
Edward A. White*(5) 416-5 K de K Court New Westminster, B.C. Canada V3M 6B6	315,001	2.05%
Lionel Dodd*(6) 3508 Mathers Avenue West Vancouver, B.C. Canada V7V 2K9	25,000	0.16%
W. Grant Sutherland (7) 1600 - 777 Dunsmuir St. Vancouver, B.C. Canada V7Y 1K4	1,381,532	8.84%
All executive officers and directors as a group (5 Persons)(8)	7,270,547	40.22%

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

(7) Includes 45,500 shares issuable pursuant to stock options and 366,344 shares issuable pursuant to share purchase warrants, all being exercisable with 60 days.

(8) Includes 378,500 shares issuable pursuant to stock options and 2,480,682 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

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

Other Transactions involving Directors

Other transactions within the last three years of which our directors have an interest are as follows:

Effective July 1, 1999, along with Sideware Systems Inc., we acquired an interest in the leasehold premises at 1600 - 777 Dunsmuir Street, Vancouver, B.C., by assignment from SJM Management Ltd. SJM Management Ltd. is a private company in which Grant Sutherland, a former director , holds a one third interest. Effective January 1, 2001 we relinquished our interest in those premises to Sideware, as Sideware makes substantially greater use of the premises than we do.

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

During our last three fiscal years and to March 28, 2003 Grant Sutherland, a former director, has directly or indirectly acquired the following shares in private placements:

  333,334 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2000 and the first quarter of 2001. For each two shares purchased, Beau J Holdings Ltd., a private company owned by Mr. Sutherland, received one share purchase warrant, which entitles the company to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share;

  295,304 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2001 and first quarter of 2002. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the company to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004;

  104,050 shares at a price of $0.60 per share in a private placement conducted in last quarter of 2002. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the company to purchase one additional share for one year at $0.85 per share;

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

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(8)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(9)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(7)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)	Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1)	Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)	Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
10.5(4)	Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
10.6(4)	Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc., and SJM Management Ltd.
10.7(5)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)	Letter agreement with Sideware Systems Inc. dated November 1, 2000
10.9(7)	Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7)	Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)	Assignment Agreement between Pacific Centre Leaseholds Ltd., Techwest Management Inc., Sideware Systems Inc. and the Company dated January 1, 2001
10.12(7)	Mutual Release and Settlement Agreement between Manfred Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7)	Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.15(8)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.16(9)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.17(9)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.18(9)	Memorandum of Understanding with Marubeni Corporation
10.19(10)	License Agreement with Marubeni Corporation
10.20(11)	Certificate of Reverse Stock Split
10.21	Corporate Governance Committee Charter
10.22	Audit Committee Charter
10.23	Compensation Committee Charter
10.24	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.25	Corporate Governance Guidelines
11.1	Computation of net loss per share
23	Consent Letter from the Auditor dated March 27, 2003

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