Form 10QSB
period 2003-03-31
BRAINTECH INC
filed 2003-05-14
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,219,394 Common shares, par value $0.001, as at May 9, 2003

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 26

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis or Plan of Operation page 15

Item 3 Controls and Procedures page 24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 24

Item 2. Changes in Securities page 25

Item 3. Defaults upon Senior Securities page 25

Item 4. Submission of Matters to a Vote of Securities Holders page 25

Item 5. Other Information page 25

Item 6. Exhibits and Reports on Form 8-K page 25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at March 31, 2003 (unaudited) and December 31, 2002;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2002 and 2003;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the three months ended March 31, 2003;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2002 and 2003; and

(v) Condensed notes to Consolidated Financial Statements (unaudited).

Condensed Consolidated Financial Statements of (Expressed in United States dollars) BRAINTECH, INC. Three months ended March 31, 2003 and 2002 (Unaudited - Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	March 31,	December 31,
	2003	2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$58,507	$51,688
Accounts receivable	7,463	198,935
Inventory	1,489	1,259
Prepaid expenses	28,800	23,275
Deferred costs	-	1,488
	96,259	276,645

Fixed assets	89,090	105,983

	$185,349	$382,628

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$87,838	$81,658
Deferred revenue	60,541	80,468
Promissory notes payable (note 4)	155,838	-
	304,217	162,126
Stockholders' equity (deficiency):
Common stock
Authorized: 40,000,000 shares, with $0.001 par value
Issued: 15,219,394 shares (December 31, 2002 - 15,219,394)
	15,219	15,219
Additional paid-in capital	11,804,849	11,804,849
Accumulated deficit	(11,938,936)	(11,599,566)
	(118,868)	220,502
	$185,349	$382,628

Subsequent events (note 8)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in United States dollars)
	Three Months ended March 31
	2003	2002
Sales	$75,054	$8,000
Cost of sales	2,771	1,925
Gross margin	72,283	6,075
Operating expenses:
Research and development	114,199	111,805
Selling, general and administration	296,391	482,818
	410,590	594,623
Operating loss	(338,307)	(588,548)
Non-operating:
Interest income	18	183
Interest on promissory notes	(1,081)	-
	(1,063)	183
Loss for the period	$(339,370)	$(588,365)
Loss per share information:
Basic and diluted	$(0.02)	$(0.05)
Weighted average number of
Common shares outstanding	14,919,394	11,099,329

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited - Prepared by Management)
(Expressed in United States dollars)
					Total
	Common stock		Additional		stockholders'
	Number of shares	Amount	paid-in capital	Accumulated deficit	equity (deficit)
Balance, December 31, 2002	15,219,394	$15,219	$11,804,849	$(11,599,566)	$220,502

Loss for the period	-	-	-	(339,370)	(339,370)
Balance, March 31, 2003	15,219,394	$15,219	$11,804,849	$(11,938,936)	$(118,868)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Cash Flows
(Unaudited - Prepared by Management)
(Expressed in United States dollars)
	Three months ended March 31
	2003	2002

Cash flows from operating activities
Loss for the period	$(339,370)	$(588,365)
Items not involving cash:
Amortization	16,893	19,277
Bad debt	-	15,999
Shares issued for services rendered	-	64,000
Changes in non-cash operating working capital:
Inventory	(230)	(9,087)
Accounts receivable	191,472	(87,259)
Prepaid expenses	(5,525)	(8,687)
Deferred costs	1,488	3,892
Accounts payable and accrued liabilities	6,180	(57,833)
Deferred revenue	(19,927)	85,734
Net cash used in operating activities	(149,019)	(552,739)

Cash flows from investing activities
Purchase of fixed assets	-	(5,055)
Net cash used in investing activities	-	(5,055)

Cash flows from financing activities
Promissory notes payable	155,838	-
Share subscriptions received	-	531,962
Net cash provided by financing activities	155,838	531,962

Increase (decrease) in cash and cash equivalents	6,819	(25,832)

Cash and cash equivalents, beginning of period	51,688	101,880

Cash and cash equivalents, end of period	$58,507	$76,048

Supplemental information:
Non-cash financing and investing activities:
Shares issued for services rendered	$-	$64,000

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2003 and 2002

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc., is a high tech company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment.

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its strategic sales alliances with a major supplier of robotic systems, generating positive cash flows from operations, and ultimately attaining profitability. It is the Company's intention to focus on developing this alliance and on becoming their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances whatsoever that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position, the Company believes that its present and anticipated cash resources will be sufficient to pay ongoing cash operating expenses until approximately July 15, 2003 (note 8(a)). To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of July 2003, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of presentation:
	(a)	Unaudited Financial Information

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2002, as filed in its annual report on Form 10-KSB.

10
BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2003 and 2002

2.	Basis of presentation (continued):
	(b)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Braintech Canada, Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material inter-company balances and transactions have been eliminated.

	(c)	Development stage enterprise:

Up to December 31, 2002, the Company was considered to be in the development stage and prior year financial statements had those disclosures appropriate to development stage enterprises. As of March 31, 2003, the Company is no longer considered to be in the development stage.

	(d)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from these estimates.

	(e)	Loss per share:
The number of shares used to calculate loss per share for the three months ended March 31, 2003 and 2002 was reduced by 300,000 shares in each period for shares issued and held by the Company.
	(f)	Stock-based compensation

The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company's net loss and net loss per share would have been as follows:

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2003 and 2002
2.	Basis of presentation (continued)
	(f)	Stock-based compensation (continued)
			Three Months Ended March 31,
			2003	2002
		Net Loss:
		As reported	$339,370	$588,365
		Pro forma	339,370	589,642
		Basic and diluted net loss per share
		As reported	(0.02)	(0.05)
		Pro forma	(0.02)	(0.05)

		The weighted average fair value of stock options granted during the three months ended March 31, 2002 was $0.26 per option. No stock options were granted during the three months ended March 31, 2003.

The fair value for the options granted during the three-month period ended March 31, 2002 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected volatility 80%, risk-free interest rate 2.75%, and an expected term of 2 years.

	(g)	Comparative figures:
		Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

3.	Recent accounting pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation assumed by issuing a guarantee. The provision for initial recognition and measurement is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted FIN 45 in these condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2003 and 2002
4.	Promissory notes payable:

On January 13, and March 26, 2003, the Company's Chief Executive Officer advanced CAD $85,000 (USD $54,487) and CAD $150,000 (USD $101,351), respectively, for a total of $155,838, in return for an unsecured demand promissory note with an annual interest rate of 8%. As at March 31, 2003, the Company has accrued $1,081 in interest.

5.	Shareholders' equity (deficiency):
	(a)	Reverse stock split:

On September 6, 2002, the Company completed a reverse stock split on a one for five basis on the common stock of the Company. The number of common stock authorized for issuance was reduced from 200 million shares to 40 million.

The effect of this reverse stock split has been applied retroactively throughout these consolidated financial statements.
	(b)	Stock options:
A summary of the Company's stock option activity is as follows:

Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2002	1,815,500	$0.59

	Options cancelled/expired	(10,000)	1.25

	Balance, September 30, 2002	1,805,500	$0.58
Of those outstanding at March 31, 2003, 735,250 are exercisable (December 31, 2002 - 709,000.
13
6.	Share purchase warrants:

During the years ended December 31, 2002 and 2001, 1,066,902 and 564,319 share purchase warrants were issued in conjunction with private placements of common shares. As at December 31, 2002, the holders of the 1,066,902 warrants were entitled to purchase one additional common share of the Company for $0.75 per share to February 28, 2003. The holders of the 564,319 warrants were entitled to purchase one additional common share of the Company for $1.00 per share to April 16, 2003. By a directors' consent resolution dated March 20, 2003, the Company extended the expiry date on the 1,055,902 and 564,319 warrants to February 28, 2004.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2003, and 2002

6.	Share purchase warrants: (continued)

	A summary of the Company's share purchase warrants outstanding as at March 31, 2003 is as follows:
Number of warrants		Expiry date	Exercise price
	427,797	October 28, 2003	$0.85
	133,553	October 28, 2003	$0.36
	148,667	December 17, 2003	$0.32
	113,740	December 17, 2003	$0.26
	203,820	December 17, 2003	$0.20
	288,462	December 17, 2003	$0.25
	1,066,902	February 28, 2004	$0.75
	564,319	February 28, 2004	$1.00
	500,000	October 28, 2004	$0.31
	3,447,260		$0.62
7.	Product warranty:

Software systems manufactured by the Company are warranted to be free from defects in materials and workmanship and that they will perform to specification for a period of one year from the date of installation. The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

	Changes in the product warranty accrual for the three months ended March 31, 2003 were as follows:

	Balance, December 31, 2002		$11,354
	Payments made		-
	Change in liability for warranties issued during the period		1,586
	Change in liability for preexisting warranties		(255)
	Foreign exchange		849
	Balance, March 31, 2003		$13,534

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2003 and 2002

8.	Subsequent events:
	(a)	Additional financing:

On April 12, 2003 and April 28, 2003, the Company's Chief Executive Officer advanced CAD $82,000 (USD $56,164), CAD $100,000 (USD $68,493) in bridge financing to the Company. The Chief Executive Officer committed to advancing up to an additional CAD $400,000 (USD $286,302) in bridge financing until outside financing can be obtained. These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property has been pledged as security for the advances.

	(b)	Options granted

On April 1, 2003, the Company granted stock options to a director of the Company entitling the director to purchase up to 100,000 shares of the Company's common stock at a price of $0.40 per share for a five-year period ending March 31, 2008. The options vest over a two-year period.

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

In the 2nd quarter of 2001, at the request of Ford Motor Company, we completed the development of a 3D single camera vision guidance system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm to determine the position and orientation of an object. That information is used to guide the robot operating on or manipulating the object. Applications for the SC3D system include automated assembly, material handling, spot welding, machining operations, adhesive and sealant application, spray painting, and part identification and inspection. As a result of our completion of the development of SC3D, we received from ABB an order for 19 vision guidance systems for installation into two engine assembly plants of Ford Motor Company.

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

During 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement. The agreement, which covers Southeast Asia and Australia, provides for mutual exclusivity, whereby Marubeni is granted an exclusive license to manufacture and distribute Braintech's vision guided robotic systems and Marubeni agrees that it will not deal with any competitive technology or products during the three-year term. Marubeni placed an order for two eVF development systems and these systems were delivered upon completion of the Marketing and Development Agreement. We have completed the integration work for utilization of eVF with Kawasaki robots. We have also set up the demonstration/training models of eVF in the Marubeni Vision Techno Centre in Nagoya, Japan and have provided onsite training to Marubeni engineers. In addition, Mr. Babak Habibi, our President, gave a presentation to senior level executives of Marubeni at the Techno Centre. We have also hired a Vice-President Marketing and Business Relations - Asian Region to oversee and manage our relationship with Marubeni.

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

As of March 31, 2003, we have incurred an aggregate deficit of approximately $11.9 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to March 31, 2003, in the amount of $782,048 and as such, we are no longer considered to be a development stage company for financial reporting purposes.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Three-month period ended March 31, 2003 compared with the three-month period ended March 31, 2002.

Revenue from operations for the three-month period ended March 31, 2003 was $75,054. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2.

Revenue for the three-month period ended March 31, 2003, includes approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, and approximately $25,000 previously recorded as deferred revenue and now recognized as revenue in accordance with SOP 97-2.

Cost of sales for the three-month period ended March 31, 2003 was $2,771.

During the three-month period ended March 31, 2002, we recorded revenue from operations of $8,000.

Cost of sales for the three-month period ended March 31, 2002 was $1,925.

Research and development expenses increased only marginally from $111,805 for the three-month period ended March 31, 2002 to $114,199 for the three-month period ended March 31, 2003.

Selling, general, and administrative expenses decreased from $482,818 for the three-month period ended March 31, 2002 to $296,391 for the three-month period ended March 31, 2003. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries and consulting expenses decreased from approximately $193,900 to approximately $167,700, due to a net decrease of 2 general and administrative employees.

- Amortization expenses decreased from $19,277 to $16,894, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.

- Legal expenses decreased from $30,172 to $10,837, principally due to decreased use of external sources for preparation of SEC filing documents.

- Overall travel and marketing expenditures decreased from approximately $156,800 to approximately $28,100. The individual components of this decrease are as follows: Expenditures for marketing materials decreased from $57,935 to $100, trade shows decreased from $50,972 to $18,880, investor relations decreased from $32,496 to $Nil, and travel decreased from $11,959 to $6,879.

- Rent and premises cost increased from $34,845 to $37,290, principally as a result of the move to our expanded premises.

Liquidity and Capital Resources

As of December 31, 2002, our trade accounts receivable balance was $196,160. Subsequent to December 31, this balance was received in full. In addition, we have received $20,000 from the sale of two demonstration run-time licenses and we have also received $28,477 relating to the Ford Motor Company engine assembly plant installations.

In January and March Owen Jones, our Chief Executive Officer, advanced CDN$85,000 (US$54,487) and CDN$150,000 (US$101,351), respectively, for a total of $155,838, in return for unsecured demand promissory notes with an annual interest rate of 8%. As at March 31, 2003, we have accrued $1,081 in interest.

On April 12, 2003 and April 28, 2003, Owen Jones advanced CDN$82,000 (US$56,164), CDN$100,000 (US$68,493) in bridge financing to the Company. He committed to advancing up to an additional CDN$400,000 (US$286,302342,466) in bridge financing until outside financing can be obtained. These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property has been pledged as security for the advances.

As of May 9, 2003 our cash balance is approximately $34,000. Apart from our cash balance, the financing commitment from our Chief Executive Officer, and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $140,000 per month. We base this estimate on the following data:

- As at May 9, 2003, we have 21 employees. Our salary costs are approximately $82,000 per month;

- For the three months ended March 31, 2003, our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $58,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $58,000 per month for the remainder of 2003;

- During the year ended December 31, 2002, we incurred capital expenditures of approximately $9,500, principally for computer equipment and computer software. Between December 31, 2002, and May 9, 2003, we did not incur any capital expenditures and we do not expect to incur significant capital expenditures during the remainder of 2003 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period May 9, 2003 to July 15, 2003 will be approximately $300,000. Accordingly, at our current level of operation, our existing cash balances, the committed financing from our Chief Executive Officer, together with the anticipated realization of our accounts receivable, should be sufficient to pay our anticipated cash expenditures to approximately July 15, 2003. To continue as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by July 15, 2003, we face the risk that our business will fail.

We do not plan to increase our operating expenses significantly, or to incur substantial capital expenditures, unless we begin to generate sales revenue or unless we raise additional capital. At present, while we do not have specific negotiations underway to raise additional capital, we will need to do so to continue operations.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the three months ended March 31, 2003 we incurred a foreign exchange loss of $6,412. The foreign exchange loss resulted principally from monitory obligations arising from the translation of transactions carried out in Canadian dollars into United States dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2002 and the three months ended March 31, 2003 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2003 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this quarterly report. The fair value of all financial instruments at March 31, 2003 approximate their carrying values.

To March 31, 2003, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

Plan of Operation

Our strategic operating priorities for fiscal 2003 include the following:

A major priority is to leverage the success of the installations in the Ford Motor Company's engine assembly plants by informing the automotive industry of how the intelligent processing of vision guided robotics allows for greater creativity and flexibility in vehicle design and assembly. In March 2003, we attended the Society of Automotive Engineers World Congress trade show in Detroit Michigan. We exhibited the vision guidance technology currently being used in Ford's new engine plants. We have generated substantial interest in our technology and this is reflected in the number of requests for proposal we have received. We have issued approximately 15 quotations representing approximately 26 vision systems. We have established a formal procedure for the management of sales and marketing process.

To continue the development of our relationship with ABB, we intend to expand our presence in the automotive assembly concentrations of Southern Ontario and Detroit Michigan.

To continue the development of our relationship with Marubeni, we intend to assist in their sale process by providing engineering solution assistance. In this regard, Marubeni arranged for the loan of a Kawasaki robot so that we could integrate the Kawasaki robot controller into the eVF platform. Marubeni is also arranging for the loan of robots from other manufacturers in order to integrate those robots with eVF. We have shipped the first run-time licenses to Marubeni and expect that more orders for run-time licenses will occur throughout fiscal 2003.

We intend to continue to add functionality to eVF by developing additional components. We expect that during fiscal 2003 our Internet based service and support system will have completed field testing and be available for commercial installation.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue during the remainder of fiscal 2003. Management projects that we may require an additional $1,500,000 to $2,000,000 to fund our ongoing operating expenses for the next twelve months.

The auditors' report on our December 31, 2002 consolidated financial statements includes an additional paragraph that identifies conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISK FACTORS

Investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors in addition to other information in this annual report before purchasing our common stock.

Because we have earned insignificant revenue of only $782,048 from inception to March 31, 2003, we face a risk of insolvency.

We have never earned sufficient operating revenue to pay our operating expenses. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash and financing commitments to pay ongoing operating expenses, at their current level, to approximately July 15, 2003. To continue operation beyond that we will have to raise additional capital. If we are unable to do so, we face a risk of insolvency.

The auditors' report on our December 31, 2002 consolidated financial statements includes an additional paragraph that identifies conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have no significant sales history and are substantially dependent on our alliance with ABB to generate future sales, our future is uncertain if our alliance with ABB fails.

We plan to market our vision guidance systems and also our Internet based support and service system through our alliance with ABB Inc. ("ABB"). We believe our alliance with ABB is our best prospect for generating sales revenue. We have no other established distribution channels or marketing arrangements, and if we are unable to generate sales through ABB, our prospects for generating revenue are highly speculative.

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

Because we have generated revenue of only $782,048 from inception to March 31, 2003, and our business has not been profitable with accumulated losses of $11,938,936 from inception to March 31, 2003, we may not be able to raise the additional capital we need.

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

No sales of unregistered securities were conducted during the period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On March 31, 2003 we filed a report on Form 8-K containing certifications by the Principal Financial Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

On April 1, 2003 we filed a Form 8-K with respect to the appointment of Robert Gayton as a director of the Company.

INDEX TO EXHIBITS

Exhibits
Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles of Amendment, dated February 8, 1993
3.5(1)	Articles of Amendment, dated April 6, 1993
3.6(1)	Articles of Amendment, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation, dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
10.1(2)	1997 Stock Option Plan
10.2(2)	2000 Stock Option Plan
10.3(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.4(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.10(3)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.17(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.18(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.19(6)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.20(6)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.21(6)	Memorandum of Understanding with Marubeni Corporation
10.22(7)	License Agreement with Marubeni Corporation
10.23(8)	Certificate of Reverse Stock Split
10.24(9)	Corporate Governance Guidelines
10.25*	Loan Agreement
10.26*	General Security Agreement
10.27*	Service Agreement with Elite Financial Communications Group
10.28*	2003 Stock Option Plan
99.1	Section 906 Certification by Edward A. White, dated May 12, 2003
99.2	Section 906 Certification by Owen L.J. Jones, dated May 12, 2003
99.3(9)	Corporate Governance Committee Charter
99.4(9)	Audit Committee Charter
99.5(9)	Compensation Committee Charter
11.1*	Computation of net loss per share
14.1(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees

*filed herewith.

(1) Previously submitted with our Form 10-SB registration statement filed September 25, 1998.

(2) Previously submitted with our Schedule 14A proxy information filed March 1, 2000.

(3) Previously submitted with our Form 10-QSB covering the quarter ended March 31, 2000 filed May 15, 2000.

(4) Previously submitted with our Form 10-KSB for the year ended December 31, 2000.

(5) Previously submitted with our Form S-1/A registration statement filed July 3, 2001.

(6) Previously submitted with our Form 10-KSB for the year ended December 31, 2001.

(7) Previously submitted with our Form 8-K filed July 5, 2002.

(8) Previously submitted with our Form 8-K filed September 9, 2002.

(9) Previously submitted with our Form 10KSB for the year ended December 31, 2002.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC.

/s/ Owen L.J. Jones

Owen L.J. Jones
Chief Executive Officer and Director
(Principal Executive Officer)
May 12, 2003

/s/ Babak Habibi

Babak Habibi
President andDirector
May 12, 2003

/s/ Edward A. White

Edward A. White
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
May 12, 2003

CERTIFICATION

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

Dated: May 12, 2003

CERTIFICATION

I, Owen Jones, certify that:

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

/s/ Owen L. J. Jones
Owen L.J. Jones
Principal Executive Officer
Dated: May 12, 2003

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Braintech, Inc. (the "Company " ) on Form 10-QSB for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward A. White, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

_/s/ Edward A. White_________________________
Edward A. White
Principal Financial Officer and Accounting Officer

May 12, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Braintech, Inc. (the "Company " ) on Form 10-QSB for the year three months March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Owen L.J. Jones the Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

__/s/ Owen L.J. Jones____________
Owen L.J. Jones
Principal Executive Officer

May 12, 2003