Form 10QSB
period 2003-06-30
BRAINTECH INC
filed 2003-08-15
CIK 1015715

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,295,394 Common shares, par value $0.001, as at August 13, 2003

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 29

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 4

Item 2. Management's Discussion and Analysis or Plan of Operation page 17

Item 3 Controls and Procedures page 27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 27

Item 2. Changes in Securities page 27

Item 3. Defaults upon Senior Securities page 28

Item 4. Submission of Matters to a Vote of Securities Holders page 28

Item 5. Other Information page 28

Item 6. Exhibits and Reports on Form 8-K page 28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at June 30, 2003 (unaudited) and December 31, 2002;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2002 and 2003;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the six months ended June 30, 2003;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2003; and

(v) Condensed notes to Consolidated Financial Statements (unaudited).

Condensed Consolidated Financial Statements of

(Expressed in United States dollars)

BRAINTECH, INC.

Six months ended June 30, 2003 and 2002

Three months ended June 30, 2003 and 2002
(Unaudited - Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30,	December 31,
	2003	2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$67,955	$51,688
Accounts receivable	15,805	198,935
Inventory	12,250	1,259
Prepaid expenses	27,573	23,275
Deferred costs	-	1,488
	123,583	276,645

Fixed assets	73,923	105,983

	$197,506	$382,628

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$113,179	$81,658
Deferred revenue	46,726	80,468
Promissory notes payable (note 4)	700,632	-
	860,537	162,126
Stockholders' equity (deficiency):
Common stock
Authorized: 40,000,000 shares, with $0.001 par value
Issued: 15,275,394 shares (December 31, 2002 - 15,219,394)	15,275	15,219
Reserved for issuance: 20,000 shares (December 31, 2002 - Nil)	5,400	-
Additional paid-in capital	11,825,514	11,804,849
Accumulated deficit	(12,503,820)	(11,599,566)
	(663,031)	220,502

	$197,506	$382,628

Subsequent events (note 8)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in United States dollars)
	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002

Sales	$100,467	$113,551	$25,413	$105,552
Cost of sales	4,243	14,248	1,472	12,323

Gross margin	96,224	99,303	23,941	93,229

Operating expenses:
Research and development	245,055	219,087	130,856	107,282
Selling, general and administration	746,579	811,609	450,187	328,792
	991,634	1,030,696	581,043	436,074

Operating loss	(895,410)	(931,393)	(557,102)	(342,845)

Non-operating:
Interest income	31	713	13	530
Interest on promissory notes	(8,875)	-	(7,794)	-
	(8,844)	713	(7,781)	530

Loss for the period	$(904,254)	$(930,680)	$(564,883)	$(342,315)

Loss per share information:
Basic and diluted	$(0.06)	$(0.08)	$(0.04)	$(0.03)

Weighted average number of
Common shares outstanding	14,924,035	11,590,591	14,928,625	12,076,455

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

	Common stock			Shares		Total
	Number of		Additional	reserved for	Accumulated	stockholders'
	shares	Amount	paid-in capital	issuance	deficit	equity (deficit)

Balance, December 31, 2002	15,219,394	$15,219	$11,804,849	$-	$(11,599,566)	$220,502
Shares reserved for issuance
for services rendered	-	-	-	5,400	-	5,400
Shares issued on exercise of
employee stock options	56,000	56	11,144	-	-	11,200
Compensatory benefit of
warrants issued to contractor	-	-	4,121	-	-	4,121
Loss for the period	-	-			(904,254)	(904,254)
Balance, June 30, 2003	15,275,394	$15,275	$11,820,114	$5,400	$(12,503,820)	$(663,031)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Cash Flows
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30
	2003	2002

Cash flows from operating activities
Loss for the period	$(904,254)	$(930,680)
Items not involving cash:
Amortization	34,184	39,065
Shares issued for services rendered	-	64,000
Shares reserved for issuance for services rendered	5,400	-
Compensatory benefit of warrants issued to contractor	4,121	-
Changes in non-cash operating working capital:
Inventory	(10,991)	(7,462)
Accounts receivable	183,130	(75,974)
Prepaid expenses	(4,298)	(12,109)
Deferred costs	1,488	(912)
Accounts payable and accrued liabilities	31,521	(37,972)
Deferred revenue	(33,742)	75,473
Net cash used in operating activities	(693,441)	(886,571)

Cash flows from investing activities
Purchase of fixed assets	(2,124)	(7,118)
Net cash used in investing activities	(2,124)	(7,118)

Cash flows from financing activities
Promissory notes payable	700,632	-
Share subscriptions received	-	303,630
Common shares issued, net of issue costs	11,200	531,962
Net cash provided by financing activities	711,832	835,592

Increase (decrease) in cash and cash equivalents	16,267	(58,097)

Cash and cash equivalents, beginning of period	51,688	101,880

Cash and cash equivalents, end of period	$67,955	$43,783

Supplemental information:
Non-cash financing and investing activities:
Shares issued for services rendered	$-	$64,000
Shares reserved for issuance for services rendered	$5,400	-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2003 and 2002

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc., is a high tech company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the six months ended June 30, 2003, 62% of sales revenue (2002 - 78%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources will be sufficient to pay ongoing cash operating expenses until approximately March 31, 2004 (Notes 8(a) and 8(c)). To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of March 2004, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of presentation:
(a) Unaudited financial information:

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

Six months ended June 30, 2003 and 2002

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
The number of shares used to calculate loss per share for the six months ended June 30, 2003 and 2002 was reduced by 300,000 shares in each period for shares issued and held by the Company.
	(f)	Stock-based compensation:

The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for its stock option grants to employees. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. Had compensation cost for its stock option grants to employees been determined based on the fair value of employee stock options at their grant date, the Company's net loss and net loss per share would have been as follows:

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2003 and 2002

2.	Basis of presentation (continued)
(f) Stock-based compensation (continued):
	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002

Net loss as reported	$(904,254)	$(930,680)	$(564,883)	$(342,315)
Stock-based employee compensation cost
included in the determination of net loss	-	-	-	-
Stock-based employee compensation cost if
fair-value based method applied	(46,164)	(3,543)	(46,164)	(2,266)
Pro forma net loss as if fair-value based
method had been applied	$(950,418)	$(934,223)	$(611,047)	$(344,581)

Basic and diluted net loss per share
As reported	$0.06	$0.08	$0.04	$0.03
Pro forma	$0.06	$0.08	$0.04	$0.03
The weighted average fair-value of stock options granted during the six months ended June 30, 2003 was $0.32 per option (2002 - $0.24 per option).

The fair-value for the options granted during the six months ended June 30, 2003 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0% (2002 - 0%), expected volatility 175% (2002 - 80%), risk-free interest rate 1.47% (2002 - 2.75%), and an expected term of 2 years (2002 - 2 Years).

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

Six months ended June 30, 2003 and 2002

4.	Promissory notes payable:

On January 13, and March 26, 2003, the Company's Chief Executive Officer advanced CAD $85,000 (USD $54,487) and CAD $150,000 (USD $101,351), respectively, in return for an unsecured demand promissory note with an annual interest rate of 8%. The advances are repayable in Canadian Dollars and as such the Company has recorded a foreign exchange loss of $18,558 being the difference between the exchange rate at the time of the advances and June 30, 2003. As at June 30, 2003, the Company has accrued $4,559 in interest.

Between April 12, 2003 and June 30, 2003, the Company's Chief Executive Officer advanced a further CAD $697,000 (USD $494,355) to the Company in bridge financing until outside financing can be obtained. These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property has been pledged as security for the advances. The additional advances are repayable in Canadian Dollars and as such the Company has recorded a foreign exchange loss of $22,899 being the difference between the exchange rate at the time of the advances and June 30, 2003. As at June 30, 2003, the Company has accrued $4,316 in interest.

5.	Shareholders' equity (deficiency):
	(a)	Reverse stock split:

On September 6, 2002, the Company completed a reverse stock split on a one for five basis on the common stock of the Company. The number of common stock authorized for issuance was reduced from 200 million shares to 40 million.

		The effect of this reverse stock split has been applied retroactively throughout these consolidated financial statements.
	(b)	Stock options:
		A summary of the Company's stock option activity is as follows:
			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2002	1,815,500	$0.59

	Options cancelled/expired	(19,000)	1.13
	Options issued	145,000	0.46
	Options exercised	(56,000)	0.20

	Balance, June 30, 2003	1,885,500	$0.58
		Of those outstanding at June 30, 2003, 999,750 are exercisable (December 31, 2002 - 709,000).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2003 and 2002

6.	Share purchase warrants:

During the years ended December 31, 2002 and 2001, 1,066,902 and 564,319 share purchase warrants were issued in conjunction with private placements of common shares. As at December 31, 2002, the holders of the 1,066,902 warrants were entitled to purchase one additional common share of the Company for $0.75 per share to February 28, 2003. The holders of the 564,319 warrants were entitled to purchase one additional common share of the Company for $1.00 per share to April 16, 2003. By a directors' consent resolution dated March 20, 2003, the Company extended the expiry date on the 1,066,902 and 564,319 warrants to February 28, 2004.

	As partial consideration for an investor relations service agreement, the Company issued share purchase warrants as follows:
	50,000 warrants exercisable at $0.50 vesting on April 8, 2003
	50,000 warrants exercisable at $0.75 vesting on July 7, 2003
	50,000 warrants exercisable at $1.00 vesting on October 6, 2003
	50,000 warrants exercisable at $1.25 vesting on January 4, 2004

The compensatory benefit of these warrants has been recorded at fair value using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 95%, risk free rate interest rate 2.61%, and an expected term of 1 year.

	A summary of the Company's share purchase warrants outstanding as at June 30, 2003 is as follows:

		Expiry	Exercise
	Number of warrants	date	price

	427,797	October 28, 2003	$0.85
	133,553	October 28, 2003	$0.36
	148,667	December 17, 2003	$0.32
	113,740	December 17, 2003	$0.26
	203,820	December 17, 2003	$0.20
	288,462	December 17, 2003	$0.25
	1,066,902	February 28, 2004	$0.75
	564,319	February 28, 2004	$1.00
	500,000	October 28, 2004	$0.31
	50,000	April 7, 2006	$0.50

	3,497,260		$0.61

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2003 and 2002

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

Changes in the product warranty accrual for the six months ended June 30, 2003 were as follows:

Balance, December 31, 2002	$11,354
Payments made	-
Change in liability for warranties issued during the period	1,586
Change in liability for preexisting warranties	(255)
Foreign exchange	2,096

Balance, June 30, 2003	$14,781

8.	Subsequent events:
(a)	Additional financing:

On July 11, 2003, July 15, 2003, and July 28, 2003 the Company's Chief Executive Officer advanced CAD $46,000 (USD $33,824), CAD $30,000 (USD $22,059), and CAD $60,000 (USD $43,478) respectively, in bridge financing to the Company until outside financing can be obtained. These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property has been pledged as security for these advances as well as for the promissory notes payable described in Note 4.

(b)	Contingency:

An organization representing software licensors is currently making enquiries regarding the Company's potential use of unlicensed software. The Company is currently reviewing its compliance with the software license agreements. As the outcome of this enquiry is indeterminate, no amount has been accrued in the financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2003 and 2002

8.	Subsequent events (continued):
	(c)	Convertible debenture:

On August 13, 2003, the Company entered into a funding term sheet whereby a group of investors would advance the sum of $1,500,000 in exchange for a convertible debenture. A general security agreement covering all of the Company's real, personal and intangible property is to be pledged as security for the debenture. The debenture will automatically convert into 6,000,000 common shares of the Company and 3,000,000 share purchase warrants exercisable at $0.25 per share for a period of five years in the event that the Company's shares trade at or above $1.00 for thirty consecutive trading days. On closing of the funding agreement, the Company's Chief Executive Officer will cancel the secured and unsecured promissory notes payable to him together with the general security agreement (Notes 4 and 8(a) above) in exchange for a payment of $250,000 and a conversion of the remaining outstanding balance into common shares at a price of $0.25. For each share received on conversion, the Chief Executive Officer will also receive a one-half share purchase warrant. Each whole share purchase warrant will entitle him to purchase one common share at $0.25 per share for a period of five years.

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

As of June 30, 2003, we have incurred an aggregate deficit of approximately $12.5 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to June 30, 2003, in the amount of $807,461..

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Six-month period ended June 30, 2003 compared with the six-month period ended June 30, 2002.

Revenue from operations for the six-month period ended June 30, 2002 was $100,467 (June 30, 2002 - $113,551). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2.

Revenue for the six-month period ended June 30, 2003, included approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, approximately $7,400 for training and consulting revenue and approximately $43,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the six-month period ended June 30, 2003 was $4,243.

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

Research and development expenses increased from $219,087 for the six-month period ended June 30, 2002 to $245,055 for the six-month period ended June 30, 2003 principally from a small increase in personnel involved in research and development and an increase in lab costs.

Selling, general, and administrative expenses decreased from $811,609 for the six-month period ended June 30, 2002 to $746,579 for the six-month period ended June 30, 2003. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries decreased slightly from approximately $351,000 to approximately $348,000.

- Amortization expenses decreased from $39,065 to $34,184.

- Legal expenses decreased from $80,460 to $29,232, principally due to a reduction in the use of outside legal counsel.

- Overall travel and marketing expenditures decreased from approximately $190,000 to approximately $115,000. The individual components of this decrease are as follows: Expenditures for marketing materials decreased from $58,008 to $100, trade shows increased from $53,722 to $59,685, investor relations decreased from $55,752 to $27,822, travel decreased from $16,616 to $12,040, and web site expenditures increased from $2,247 to $2,850.

- Rent and premises cost increased from $67,946 to $77,448, principally as a result of increases in basic rent, insurance and utilities.

Three-month period ended June 30, 2003 compared with the three-month period ended June 30, 2002.

Revenue from operations for the three-month period ended June 30, 2003 was $25,413 (June 30, 2002 - $105,552

Revenue for the three-month period ended June 30, 2003, includes approximately $7,400 for training and consulting revenue and approximately $18,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the three-month period ended June 30, 2003 was $2,771.

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

Research and development expenses increased from $107,282 for the three-month period ended June 30, 2002 to $130,856 for the three-month period ended June 30, 2003 principally from a small increase in personnel involved in research and development.

Selling, general, and administrative expenses increased from $328,792 for the three-month period ended June 30, 2002 to $450,187 for the three-month period ended June 30, 2003. Several factors contributed to the increase. The principal factors were as follows:

- General and administrative salaries increased from approximately $157,000 to approximately $180,500, due to an increase of approximately 2 general and administrative employees.

- Amortization expenses decreased from $19,789 to $17,290, principally as a result of reduced amortization charges relating the write-off of the leasehold improvements of our old offices and the write-off of other fixed assets considered obsolete.

- Legal expenses decreased from $50,288 to $18,395, principally due to a reduction in the use of outside legal counsel.

- Overall travel and marketing expenditures increased from approximately $33,000 to approximately $88,000. The individual components of this increase are as follows: Trade shows expenditures increased from $2,750 to $40,805, investor relations increased from $23,256 to $31,048, travel increased from $4,657 to $6,521, and web site expenditures increased from $904 to $1,462.

- Rent and premises cost increased from $33,101 to $40,158, principally as a result of increases in basic rent, insurance and utilities.

Liquidity and Capital Resources

As of December 31, 2002, our trade accounts receivable balance was $196,160. Subsequent to December 31,2002, this balance was received in full. In addition, we have received $20,000 from the sale of two demonstration run-time licenses and we have also received $28,477 relating to the Ford Motor Company engine assembly plant installations.

In January and March Owen Jones, our Chief Executive Officer, advanced CDN$235,000 (US$155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%.

Between April 12, 2003 and July 29, 2003, he advanced an additional CDN$833,000 (US$593,716), in bridge financing to the Company. These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property has been pledged as security for these advances.

All of the advances from Mr. Jones are repayable in Canadian Dollars and as such as at June 30, 2003 we have recorded a foreign exchange loss of $41,457 being the difference between the exchange rate at the time of the advances and June 30, 2003. As at June 30, 2003, we have accrued $8,875 in interest.

On August 13, 2003, we executed a funding term sheet whereby a group of investors would advance the sum of $1,500,000 in exchange for a convertible debenture. A general security agreement covering all of our real, personal and intangible property is to be pledged as security for the debenture. The debenture will automatically convert into 6,000,000 common shares and 3,000,000 share purchase warrants exercisable at $0.25 per share for a period of five years in the event that our shares trade at or above $1.00 for thirty consecutive trading days. On closing of the funding agreement, our Chief Executive Officer will cancel the secured and unsecured promissory notes payable to him together with the general security agreement in exchange for a payment of $250,000 and a conversion of the remaining outstanding balance into common shares at a price of $0.25. For each share received on conversion, he will also receive a one-half share purchase warrant. Each whole share purchase warrant will entitle him to purchase one common share at $0.25 per share for a period of five years.

As of August 13, 2003 our cash balance is approximately $30,000. Apart from our cash balance, the funding arrangement described above, and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current level of operation, we estimate that our cash expenses are approximately $165,000 per month. We base this estimate on the following data:

- As at August 13, 2003, we have 23 employees. Our salary costs are approximately $88,000 per month;

- For the six months ended June 30, 2003, our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $77,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will continue to be approximately $77,000 per month for the remainder of 2003;

- During the year ended December 31, 2002, we incurred capital expenditures of approximately $9,500, principally for computer equipment and computer software. Between December 31, 2002, and August 13, 2003, we only incurred minor capital expenditures and we do not expect to incur significant capital expenditures during the remainder of 2003 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period August 13, 2003 to December 31, 2003 will be approximately $1,000,000. Accordingly, at our current level of operation, our existing cash balances and the funding agreement described above should be sufficient to pay our anticipated cash expenditures to approximately March 31, 2004. To continue beyond March 31, 2004 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by March 31, 2004, we face the risk that our business will fail.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the six months ended June 30, 2003 we incurred a foreign exchange loss of $49,412. The foreign exchange loss resulted principally from monitory obligations arising from the translation of transactions carried out in Canadian dollars into United States dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2002 and the six months ended June 30, 2003 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2003 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this quarterly report. The fair value of all financial instruments at June 30, 2003 approximate their carrying values.

To June 30, 2003, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

Plan of Operation

Our strategic operating priorities for fiscal 2003 include the following:

A major priority is to leverage the success of the installations in the Ford Motor Company's engine assembly plants by informing the automotive industry of how the intelligent processing of vision guided robotics allows for greater creativity and flexibility in vehicle design and assembly. In March 2003, we attended the Society of Automotive Engineers World Congress trade show in Detroit Michigan and in June 2003, we attended the International Robots and Vision Show in Rosemont Illinois. We exhibited the vision guidance technology currently being used in Ford's new engine plants at each of these trade shows. We have generated substantial interest in our technology and this is reflected in the number of requests for proposal we have received. We have issued approximately 14 quotations representing approximately 23 vision systems. There can be no assurance of the extent to which these requests for quotations will result in future sales. We have established a formal procedure for the management of sales and marketing process.

To continue the development of our relationship with ABB, we intend to expand our presence in the automotive assembly concentrations of Southern Ontario and Detroit Michigan.

To continue the development of our relationship with Marubeni, we intend to assist in their sale process by providing engineering solution assistance. In this regard, Marubeni arranged for the loan of a Kawasaki robot so that we could integrate the Kawasaki robot controller into the eVF platform. Marubeni also arranged for the loan of a Denso robot in order to integrate the Denso robot with eVF. We have shipped the first run-time licenses to Marubeni and expect that more orders for run-time licenses will occur throughout fiscal 2003.

We intend to continue to add functionality to eVF by developing additional components. We expect that during fiscal 2003 our Internet based service and support system will have completed field testing and be available for commercial installation.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue during the remainder of fiscal 2003. Management projects that we may require an additional $2,000,000 to fund our ongoing operating expenses for the next twelve months.

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

Because we have earned insignificant revenue of only $807,461 from inception to June 30, 2003, we face a risk of insolvency.

We have never earned sufficient operating revenue to pay our operating expenses. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash and financing commitments to pay ongoing operating expenses, at their current level, to approximately March 31, 2004. To continue operation beyond that we will have to raise additional capital. If we are unable to do so, we face a risk of insolvency.

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

We do not hold any patents on any of our products. Accordingly, we have no legal means to prevent other companies from developing products that perform similar functions in a similar way. On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. On August 6, 2003 we filed in the United States Patent Office a continuation-in-part application regarding the Method And Apparatus For Single Image 3D Vision Guided Robotics. These are the only instances in which we have applied for patent protection of our intellectual property.

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

Because we have generated revenue of only $807,461 from inception to June 30, 2003, and our business has not been profitable with accumulated losses of $12,503,820 from inception to June 30, 2003, we may not be able to raise the additional capital we need.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information (including consolidated subsidiaries) required to be included in periodic SEC filings.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

We maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Additionally, the cost of a particular accounting control should not exceed the benefit expected to be derived.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On July 8, 2003, we issued 20,000 unregistered common shares at a deemed price of $0.27 per share for services rendered. The shares were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 18, 2003 we held our annual general meeting of shareholders. At the meeting the shareholders elected as directors as follows:

Director	Votes For	Votes Withheld

Owen Jones	11,332,454	8,685
Babak Habibi	11,331,864	9,275
Edward White	11,320,354	20,785
Lionel Dodd	11,320,894	20,245
Robert Gayton	11,320,934	20,205
James Speros	11,260,110	81,029

The shareholders also approved the 2003 Stock Option Plan. The results of the voting were: Votes for; 6,482,810, Votes against; 94,351, Votes abstaining; 36,440.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibits
Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(8)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(9)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(7)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)	Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1)	Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)	Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
10.5(4)	Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
10.6(4)	Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc., and SJM Management Ltd.
10.7(5)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)	Letter agreement with Sideware Systems Inc. dated November 1, 2000
10.9(7)	Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7)	Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)	Assignment Agreement between Pacific Centre Leaseholds Ltd., Techwest Management Inc., Sideware Systems Inc. and the Company dated January 1, 2001
10.12(7)	Mutual Release and Settlement Agreement between Manfred Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7)	Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.15(8)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
29
10.16(9)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.17(9)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.18(9)	Memorandum of Understanding with Marubeni Corporation
10.19(10)	License Agreement with Marubeni Corporation
10.20(11)	Certificate of Reverse Stock Split
10.21(12)	Corporate Governance Committee Charter
10.22(12)	Audit Committee Charter
10.23(12)	Compensation Committee Charter
10.24(12)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.25(12)	Corporate Governance Guidelines
10.26(13)	Loan Agreement
10.27(13)	General Security Agreement
10.28(13)	Service Agreement with Elite Financial Communications Group
10.29(13)	2003 Stock Option Plan
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes Oxley Act of 2002.
31.2	Certificate of Edward A. white pursuant to Sec 302 of the Sarbanes Oxley Act of 2002.
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes Oxley Act of 2002.
32.2	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes Oxley Act of 2002.

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

(10) Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.

(11) Exhibit already on file - exhibit to our Form 8-K filed September 9, 2002.

(12) Exhibit already on file - exhibit to our Form 10KSB for the year ended December 31, 2002.

(13) Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended March 31, 2003.

REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Owen L.J. Jones Chief Executive Officer, August 15, 2003

Owen L.J. Jones Director

(Principal Executive Officer)

/s/ Babak Habibi President, Director, August 15, 2003

Babak Habibi

/s/ Edward A. White Chief Financial Officer, August 15, 2003

Edward A. White Director

(Principal Financial and Accounting Officer)

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

  designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under out supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in this case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

  all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

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

Dated: August 15, 2003

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

  designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under out supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in this case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

  all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Owen L. J. Jones
Owen L.J. Jones
Principal Executive Officer
Dated: August 15, 2003

EXHIBIT 11.1

CALCULATION OF WEIGHTED AVERAGE FOR SIX MONTHS ENDED JUNE 30, 2003
BEGINNING BALANCE			14,919,394

	NO. OF SHARES	CONTRIBUTION TO	ENDING
DATE	ISSUED	WEIGHTED AVERAGE	BALANCE

June 10, 2003	20,000	2,210	14,921,604
June 16, 2003	20,000	1,547	14,923,151
June 20, 2003	16,000	884	14,924,035

Net Loss for the period	$904,254
Weighted average shares	14,924,035
Net Loss per share	$(0.06)

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Braintech, Inc. (the "Company " ) on Form 10-QSB for the three months August 13, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Owen L.J. Jones the Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

__/s/ Owen L.J. Jones____________
Owen L.J. Jones
Principal Executive Officer

August 15, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Braintech, Inc. (the "Company " ) on Form 10-QSB for the three months ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward A. White, the Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

_/s/ Edward A. White_________________________
Edward A. White
Principal Financial Officer and Accounting Officer

August 15, 2003