Form 10QSB
period 2003-09-30
BRAINTECH INC
filed 2003-11-14
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,453,394 Common shares, par value $0.001, as at November 12, 2003

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 31

ii

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 1

Item 2. Management's Discussion and Analysis or Plan of Operation page 16

Item 3 Controls and Procedures page 29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 30

Item 2. Changes in Securities page 30

Item 3. Defaults upon Senior Securities page 30

Item 4. Submission of Matters to a Vote of Securities Holders page 30

Item 5. Other Information page 30

Item 6. Exhibits and Reports on Form 8-K page 30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at September 30, 2003 (unaudited) and December 31, 2002;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2002 and 2003;

(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (unaudited) for the nine months ended September 30, 2003;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2003; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2002 and 2003.

Condensed Consolidated Financial Statements of
(Expressed in United States dollars)

BRAINTECH, INC.

Nine months ended September 30, 2003 and 2002
Three months ended September 30, 2003 and 2002
(Unaudited - Prepared by Management)

BRAINTECH, INC.
Condensed Consolidated Balance Sheets (Expressed in United States dollars)

	September 30 2003	December 31 2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$457,556	$51,688
Accounts receivable	70,843	198,935
Inventory	11,854	1,259
Prepaid expenses	30,676	23,275
Deferred costs	-	1,488

	570,929	276,645

Fixed assets	64,531	105,983

	$635,460	$382,628

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$88,481	$81,658
Deferred leasehold inducements (note 4)	34,812	-
Deferred revenue	32,206	80,468
Subscription deposits (note 6)	50,000	-
Promissory notes payable (note 5)	763,652	-

	969,151	162,126
Non-current liabilities
Convertible debenture (note 6)	24,944	-

Total liabilities	994,095	162,126

Stockholders' equity (deficiency) (note 7):
Common stock
Authorized: 40,000,000 shares, with $0.001 par value Issued: 15,453,394 shares (December 31, 2002 - 15,219,394)	15,453	15,219
Additional paid-in capital	12,557,556	11,804,849
Accumulated deficit	(12,931,644)	(11,599,566)

	(358,635)	220,502

	$635,460	$382,628

Subsequent events (notes 6 and 12)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Operations (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Nine Months Ended September 30		Three Months Ended September 30

2003		2002	2003	2002

Sales	$156,225	$268,593	$55,758	$155,042
Cost of sales	19,430	25,487	15,187	11,239

Gross margin	136,795	243,106	40,571	143,803

Operating expenses:
Research and development	355,984	328,033	110,930	108,946
Selling, general and administration	1,063,952	1,242,994	317,372	431,385

	1,419,936	1,571,027	428,302	540,331

Operating loss	(1,283,141)	(1,327,921)	(387,731)	(396,528)

Non-operating income (expense):
Interest income	59	762	28	49
Interest on promissory notes (note 5)	(24,053)	-	(15,179)	-
Interest accretion on debenture beneficial conversion feature (note 6)	(20,833)	-	(20,833)	-
Interest on convertible debenture (note 6)	(4,110)	-	(4,110)	-

	(48,937)	762	(40,094)	49

Loss for the period	$(1,332,078)	$(1,327,159)	$(427,825)	$(396,479)

Loss per share information:
Basic and diluted	$(0.09)	$(0.11)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	14,959,614	11,825,387	15,029,612	12,587,329

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Common stock				Total stockholders' equity (deficit)
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit

Balance, December 31, 2002	15,219,394	$15,219	$11,804,849	$(11,599,566)	$220,502
Shares issued for services rendered	20,000	20	5,380	-	5,400
Shares issued on exercise of employee stock options	64,000	64	12,736	-	12,800
Compensatory benefit of warrants issued to contractor	-	-	4,121	-	4,121
Shares issued for finders fee	150,000	150	(150)	-	-
Value of debenture beneficial conversion feature	-	-	749,999	-	749,999
Debenture issue expenses	-	-	(19,379)	-	(19,379)
Loss for the period	-	-	-	(1,332,078)	(1,332,078)

Balance, September 30, 2003	15,453,394	$15,453	$12,557,556	$(12,931,644)	$(358,635)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Nine Months Ended September 30
	2003	2002

Cash flows from operating activities
Loss for the period	$(1,332,078)	$(1,327,159)
Items not involving cash:
Amortization	48,588	58,766
Bad debt	-	68,251
Shares issued for services rendered	5,400	64,000
Compensatory benefit of warrants issued to contractor	4,121	-
Interest on promissory notes (note 5)	24,053	-
Changes in non-cash operating working capital:
Accounts receivable	128,092	790
Inventory	(10,595)	(5,215)
Prepaid expenses	(7,401)	3,985
Deferred cost of sales	1,488	2,847
Accounts payable and accrued liabilities	6,823	30,866
Accrued interest on convertible debenture (note 6)	4,110	-
Accrued interest accretion on debenture beneficial conversion feature (note 6)	20,833	-
Deferred leasehold inducements	34,812	-
Deferred revenue	(48,262)	54,031

Net cash used in operating activities	(1,120,016)	(1,048,838)

Cash flows from investing activities
Purchase of fixed assets	(7,136)	(7,118)

Net cash used in investing activities	(7,136)	(7,118)

Cash flows from financing activities
Promissory notes payable (note 5)	789,599	-
Promissory notes repayment (note 5)	(50,000)	-
Subscription deposits (note 6)	50,000	-
Convertible debenture payable (note 6)	750,000	-
Debenture issue costs	(19,379)	-
Share subscriptions received	-	533,729
Common shares issued, net of issue costs	12,800	531,962

Net cash provided by financing activities	1,533,020	1,065,691

Increase in cash and cash equivalents	405,868	9,735

Cash and cash equivalents, beginning of period	51,688	101,880

Cash and cash equivalents, end of period	$457,556	$111,615

Supplemental information:
Non-cash financing and investing activities:
Shares issued for services rendered	$5,400	$64,000
Fair value of debenture beneficial conversion feature	$749,999	-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc., is a high tech company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the nine months ended September 30, 2003, 75% of sales revenue (2002 - 76%) was generated from a single customer.

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

Based on its current financial position and subsequent financing (note 6), the Company believes that its present and anticipated cash resources will be sufficient to pay ongoing cash operating expenses until approximately July 31, 2004. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of July 2004, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Nine months ended September 30, 2003 and 2002

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

The number of shares used to calculate loss per share for the three and nine months ended September 30, 2003 and 2002 was reduced by 300,000 shares in each period for shares issued and held by the Company.

	(f)	Stock-based compensation:

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for its stock option grants to employees. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. Had compensation cost for its stock option grants to employees been determined based on the fair value of employee stock options at their grant date, the Company's loss and loss per share would have been as follows:

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

2.	Basis of presentation (continued)
	(f)		Stock-based compensation (continued):
		Nine Months Ended September 30		Three Months Ended September 30
		2003	2002	2003	2002

	Net loss as reported	$(1,332,078)	$(1,327,159)	$(427,825)	$(396,479)
	Stock-based employee compensation cost included in the determination of loss	-	-	-	-

	Stock-based employee compensation if fair-value based method applied	(46,164)	(27,510)	-	(23,967)

	Pro forma loss as if fair-value based method had been applied	$(1,378,242)	$(1,354,669)	$(427,825)	$(420,446)

	Basic and diluted loss per share
	As reported	$(0.09)	$(0.11)	$(0.03)	$(0.03)
	Pro forma	$(0.09)	$(0.11)	$(0.03)	$(0.03)

The weighted average fair-value of stock options granted during the nine months ended September 30, 2003 was $0.32 per option (2002 - $0.23 per option).

The fair-value for the options granted during the nine months ended September 30, 2003 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0% (2002 - 0%), expected volatility 175% (2002 - 80%), risk-free interest rate 1.47% (2002 - 2.75%), and an expected term of 2 years (2002 - 2 Years).

(g)	Deferred leasehold inducements:
Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.
(h)	Comparative figures:
Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

3.	Recent accounting pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Adoption, FIN No. 46 has had no material impact on its financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The application of FAS 150 has had no impact on the Company's financial statements.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force 00-21 ("EITF 00-21"). EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair value to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The adoption of this standard had no material impact on the Company's financial statements.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

4.	Deferred lease inducements:

		2003	2002

	Leasehold inducements received during the period	$36,366	$-
	Amortization	(1,553)	-

	Balance, end of period	$34,812	$-

5.	Promissory notes payable:

In January and March, 2003, the Company's Chief Executive Officer advanced CAD $235,000 (USD $155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. The advances are repayable in Canadian Dollars and as such the Company has recorded a foreign exchange loss of $17,923 being the difference between the exchange rate at the time of the advances and September 30, 2003. As at September 30, 2003, the Company has incurred and accrued $7,993 in interest.

Between April 12, 2003 and July 29, 2003, the Company's Chief Executive Officer advanced a further CAD $833,000 (USD $594,355) to the Company. These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property was pledged as security for the advances. The additional advances are repayable in Canadian Dollars and as such the Company has recorded a foreign exchange loss of $21,376 being the difference between the exchange rate at the time of the advances and September 30, 2003. As at September 30, 2003, the Company has incurred and accrued $16,060 in interest.

6.	Convertible debenture:

On September 25, 2003, the Company executed a funding term sheet whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures. This document superseded a term sheet dated August 13, 2003 that provided for funding of $1,500,000. A general security agreement covering all of our real, personal and intangible property is to be pledged as security for the debentures. The debentures are to mature on August 25, 2006 and bear interest at eight percent (8%) per year. All convertible debentures are to rank pari passu with all convertible debentures to be issued pursuant to the term sheet. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

The debentures may be redeemed by repayment of all outstanding principal and accrued interest at any time on 7 days notice. The debenture holders have a first right to convert all or any portion of the principal and accrued interest into units prior to redemption.

The Company may at its discretion require the debenture holders to convert the outstanding principal and accrued interest into units if the closing trading price of the Company's shares on the OTCBB or other principal trading market is $1.00 or greater for any 30 consecutive trading days after the shares issuable pursuant to conversion of the debentures are registered under the Securities Act of 1933.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

6.	Convertible debenture (continued):

On September 5, 2003, in accordance with the terms of a Securities Purchase Agreement, the Company issued a convertible debenture in the amount of $750,000. A finder's fee was paid by way of issuance of 150,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized in shareholders' equity. Because the conversion price was less than the closing trading price of the Company's shares on the date of issuance, the convertible debenture contains a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debenture and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the convertible debenture over the term of the debenture. Accrued interest is recorded based on the face value of the debenture at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2003 has been calculated as follows:

	Face value of debenture (cash received)	$750,000
	Beneficial conversion feature allocated to additional paid-in capital	(749,999)
	Beneficial conversion feature accreted to convertible debenture	20,833
	Accrued interest payable	4,110
	Convertible debenture at September 30, 2003	$24,944

On October 1, 2003, in accordance with the terms of Securities Purchase Agreements dated September 17, 2003, the Company issued convertible debentures in the amount of $400,000. A finder's fee was paid by way of issuance of 112,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. These debentures have a beneficial conversion feature and will be accounted for similar to the above treatment.

The Company has received $50,000 in deposits relating to convertible debentures to be issued subsequent to the period end in the estimated aggregate amount of $600,000. A finder's fee will be paid by way of issuance of 120,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. It is likely that these debentures will have a beneficial conversion feature.

The balance of the convertible debentures to be issued pursuant to the September 25, 2003 term sheet are subject to an investor option to purchase convertible debentures up to an aggregate principal amount of $500,000 on or before March 1, 2004.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

7.	Shareholders' equity (deficiency):
	(a)	Reverse stock split:

On September 6, 2002, the Company completed a reverse stock split on a one for five basis on the common stock of the Company. The number of common stock authorized for issuance was reduced from 200 million shares to 40 million.

		The effect of this reverse stock split has been applied retroactively throughout these consolidated financial statements.
	(b)	Stock options:
		A summary of the Company's stock option activity is as follows:

				Weighted average exercise price
			Number of shares

		Balance, December 31, 2002	1,815,500	$0.59
		Options cancelled/expired	(76,500)	1.04
		Options issued	145,000	0.46
		Options exercised	(64,000)	0.20

		Balance, September 30, 2003	1,820,000	$0.57

		Of those stock options outstanding at September 30, 2003, 978,750 are exercisable (December 31, 2002 - 709,000).
8.	Share purchase warrants:

During the years ended December 31, 2002 and 2001, 1,066,902 and 564,319 share purchase warrants respectively were issued in conjunction with private placements of common shares. As at December 31, 2002, the holders of the 1,066,902 warrants were entitled to purchase one additional common share of the Company for $0.75 per share to February 28, 2003. The holders of the 564,319 warrants were entitled to purchase one additional common share of the Company for $1.00 per share to April 16, 2003. By a board of directors' resolution dated March 20, 2003, the Company extended the expiry date on the 1,066,902 and 564,319 warrants to February 28, 2004.

	As partial consideration for an investor relations service agreement, the Company issued share purchase warrants as follows:
		50,000 warrants exercisable at $0.50 vesting on April 8, 2003
		50,000 warrants exercisable at $0.75 vesting on July 7, 2003
		50,000 warrants exercisable at $1.00 vesting on October 6, 2003
		50,000 warrants exercisable at $1.25 vesting on January 4, 2004

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

8.	Share purchase warrants (continued):

The compensatory benefit of these warrants has been recorded at fair value using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 95%, risk free rate interest rate 2.61%, and an expected term of 1 year.

	As partial consideration for a finder's fee (note 6), the Company issued 75,000 share purchase warrants exercisable at $0.25 per share expiring September 5, 2008.
	A summary of the Company's share purchase warrants outstanding as at September 30, 2003 is as follows:

	Number of warrants	Expiry date	Exercise price

	427,797	October 28, 2003	$0.85
	133,553	October 28, 2003	$0.36
	148,667	December 17, 2003	$0.32
	113,740	December 17, 2003	$0.26
	203,820	December 17, 2003	$0.20
	288,462	December 17, 2003	$0.25
	1,066,902	February 28, 2004	$0.75
	564,319	February 28, 2004	$1.00
	500,000	October 28, 2004	$0.31
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	75,000	September 5, 2008	$0.25

	3,622,260		$0.61

9.	Product warranty:

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

	Changes in the product warranty accrual for the nine months ended September 30, 2003 were as follows:

	Balance, December 31, 2002		$11,354
	Payments made		-
	Change in liability for warranties issued during the period		2,787
	Change in liability for preexisting warranties		(5,869)
	Foreign exchange		1,232

	Balance, September 30, 2003		$9,504

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2003 and 2002

10.	Commitments:
	Annual operating lease commitments are as follows:

	Period ending December 31:
		2003	$8,512
		2004	118,243
		2005	135,083
		2006	135,083
		2007	135,083
		2008	90,055

11.	Contingency;

An organization representing software licensors is currently making enquiries regarding the Company's potential use of unlicensed software. The Company is currently reviewing its compliance with the software license agreements. As the outcome of this enquiry is indeterminate, no amount has been accrued in the financial statements.

12.	Subsequent events:
	(a)	Promissory notes:

The agreements governing the issuance of the convertible debentures (note 6) provide that the general security agreement pledged as security for the promissory notes issued to the Company's Chief Executive Officer be discharged, provide that USD $250,000 of the proceeds be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. A partial repayment of US $50,000 was made on September 22, 2003 and on November 3, 2003, the remaining USD $200,000 was repaid.

All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 was accrued and $29,607 of interest was accrued.

On November 3, 2003, the unpaid balance of the promissory notes was converted into 2,354,621 units at a deemed price of $0.25 per unit. Each unit comprises one common share and one-half (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable into one common share at a price of $0.25 per share.

	(b)	Share purchase warrants:

At a directors meeting held November 5, 2003 the directors resolved that it was in the best interests of the shareholders to extend the expiry date of the share purchase warrants which expired on October 28, 2003 to October 28, 2005 and to extend the expiry date of the share purchase warrants which were to expire on December 17, 2003 to December 17, 2005. These share purchase warrants are held by the Company's Chief Executive Officer and a former director. The fair value of the additional benefit conferred will be recognized in the period ended December 31, 2003.

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

OVERVIEW

We entered the technology field in the first quarter of 1994. Since then, the majority of our efforts have been devoted to developing technologies and products to be used in developing machine vision or "computerized vision". Machine vision refers to the technology base that employs any number of electro-optical or non-contact techniques to acquire image data, process that data and analyze it to draw conclusions with little or no operator intervention. Basically, machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control).

In 1998, we began to apply our technology and expertise to the development of machine vision systems for industrial applications. We have developed machine vision systems used in product inspection, location analysis, and parts handling and assembly.

In March 2000, we entered into a strategic alliance with ABB Inc. ("ABB"). ABB is a major supplier of industrial robotics as well as manufacturing automation systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry.

In 2000, we commenced the development of eVisionFactory ("eVF"), a software environment whose main components are: e - Real-Time Internet Support, V - Vision Science & Engineering, and F - Application Development & Operation. eVF combines vision technology, systems engineering, and Internet based service and support system. The Internet-based service and support system is designed to provide technical support through the Internet to purchasers of our vision guidance systems. The Internet-based support system could also be used to provide technical support to companies operating other types of industrial or non-industrial machinery and systems.

Early in 2002 we completed a commercial version of eVisionFactory that does not include our Internet based service and support system. We included eVisionFactory software with the systems we delivered in 2002.

In the 2nd quarter of 2001, at the request of Ford Motor Company, we completed the development of a 3D single camera vision guidance system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use a single from the camera mounted on the robot arm or stationary position to determine the position and orientation of an object of interest. That information is used to guide the robot or other machine to operate on or manipulate the object. Applications for the SC3D system include, among others, automated assembly, material handling, spot welding, machining operations, adhesive and sealant application, spray painting, and part identification and inspection. As a result of our completion of the development of the SC3D proof of concept, we received from ABB an order for 19 vision guidance systems for installation into two engine assembly plants of Ford Motor Company.

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

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies agreed to cooperate in developing and marketing of the Braintech technology for industrial applications including vision guided robots in the Japanese and Asian markets. Marubeni is a Japanese trading company with offices and subsidiaries throughout the world. Marubeni is ranked 25th on the 2002 Fortune Global 500 ranking of the world's largest corporations, based on 2001 revenues.

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

AutoTrain-3D; AutoTrain-3D is a fully automated process that facilitates the introduction or "training" of new parts into a given eVF-based system running the SC3D technology.

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

As of September 30, 2003, we have incurred an aggregate deficit of approximately $12.9 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to September 30, 2003, in the amount of $863,219.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

The majority of our cash costs have been incurred in Canadian dollars. Our reporting currency is the United States dollar. At the end of each quarter, we translate our expenses incurred in Canadian dollars into United States dollars at the average exchange rate for the quarter. Fluctuations in the foreign exchange rate can have a substantial influence on reported expenses even though the actual expenditure has not increased or decreased to the same extent.

Nine-month period ended September 30, 2003 compared with the nine-month period ended September 30, 2002.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the nine-month period ended September 30, 2003 was 1.42657. For the nine-month period ended September 30, 2002, the exchange rate was 1.57315. We reported a decrease in total expenses of approximately $101,400 from $1,570,300 for the nine-month period ended September 30, 2002 to $1,468,900 for the nine-month period ended September 30, 2003. However, when adjusted for the change in the foreign exchange rate, the actual decrease in expense activity was approximately $238,300. The foreign exchange adjustment reduced this amount by $136,900 to the reported change of $101,400

Revenue from operations for the nine-month period ended September 30, 2003 was $156,225 (September 30, 2002 - $268,593). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 24.

Revenue for the nine-month period ended September 30, 2003, included approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, approximately $7,400 for training and consulting revenue, approximately $38,000 for a vision system delivered to General Motors, Massena Powertrain plant, and approximately $60,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the nine-month period ended September 30, 2003 was $19,430.

Revenue for the nine-month period ended September 30, 2002, includes approximately $205,300 for the seven vision systems delivered to ABB for installation into two engine assembly plants of Ford Motor Company, approximately $20,500 for two eVF development systems for Marubeni, and approximately $42,000 for two vision systems used in the manufacture of plastic fuel tanks that were delivered in December 2001 and March 2002. We are recognizing the revenue from the plastic fuel tanks systems over the twelve-month periods commencing on the delivery date.

Cost of sales for the nine-month period ended September 30, 2002 were $25,487.

We reported that research and development expenses increased $27,951 from $328,033 for the nine-month period ended September 30, 2002 to $355,984 for the nine-month period ended September 30, 2003. The foreign exchange differential accounted for an increase of approximately $33,000 indicating a minor decrease in activity.

We reported that selling, general, and administrative expenses decreased $179,042 from $1,242,994 for the nine-month period ended September 30, 2002 to $1,063,952 for the nine-month period ended September 30, 2003. The foreign exchange differential accounted for an increase of approximately $99,000 indicating an actual decrease in activity of approximately $278,000. Several factors contributed to the decrease and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

- Actual general and administrative salaries decreased approximately $25,000 from $496,000 to $471,000. The foreign exchange differential accounted for an increase of approximately $48,000 resulting in a net increase of approximately $23,000.

- As at September 30, 2002, the Company recorded a stock based compensation charge of $49,899 in accordance with the application of the Black-Scholes option pricing model on the authorized issuance of 500,000 share purchase warrants to be granted to Mr. Owen Jones, our Chief Executive Officer in lieu of salary for the period from January 1, 2002 to September 30, 2002. There was no similar charge during the nine month period ended September 30, 2003.

- Actual amortization expenses decreased approximately $14,700 from $58,800 to $44,100 principally as a result of the diminishing value of our capital assets and the full amortization of capital assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $4,500 resulting in a net reported decrease of approximately $10,200.

- Actual legal expenses decreased approximately $60,200 from $98,400 to $38,200, principally due to a reduction in the use of outside legal counsel. The foreign exchange differential accounted for an increase of approximately $3,900 resulting in a net reported decrease of approximately $56,300.

- Actual overall travel and marketing expenditures decreased approximately $109,600 from approximately $268,600 to approximately $159,000. The foreign exchange differential accounted for an increase of approximately $16,300 resulting in a net reported decrease of approximately $93,300. The individual components of the actual decrease are as follows: Expenditures for marketing materials decreased from $58,100 to $140, trade shows decreased from $86,300 to $82,100, investor relations decreased from $91,300 to $43,600, travel decreased from $21,800 to $16,900, and web site expenditures increased from $3,600 to $4,000.

- Actual rent and premises cost decreased $600 from $102,200 to $101,600. The foreign exchange differential accounted for an increase of approximately $10,500 resulting in a net reported increase of approximately $9,900.

- Annual general meeting costs increased from nil to $21,130 because no meeting was held in 2002.

Three-month period ended September 30, 2003 compared with the three-month period ended September 30, 2002.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended September 30, 2003 was 1.37943. For the three-month period ended September 30, 2002, the exchange rate was 1.56203. We reported a decrease in total expenses of approximately $71,900 from $540,300 the nine-month period ended September 30, 2002 to $468,400 for the three-month period ended September 30, 2003. However, when adjusted for the change in the foreign exchange rate, the actual decrease in expense activity was approximately $126,600. The foreign exchange adjustment reduced this amount by $54,800 to the reported change of $71,900.

Revenue from operations for the three-month period ended September 30, 2003 was $55,758 (September 30, 2002 - $155,042).

Revenue for the three-month period ended September 30, 2003, includes approximately $38,000 for a vision system delivered to General Motors, Massena Powertrain plant, and approximately $17,500 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the three-month period ended September 30, 2003 was $15,187.

Revenue for the three-month period ended September 30, 2002, includes approximately $116,800 for the four vision systems delivered to ABB for installation into two engine assembly plants of Ford Motor Company, approximately $20,500 for two eVF development systems for Marubeni, and approximately $17,000 for two vision systems used in the manufacture of plastic fuel tanks that were delivered in December 2001 and March 2002. We are recognizing the revenue from the plastic fuel tanks systems over the twelve-month periods commencing on the delivery dates.

Cost of sales for the three-month period ended September 30, 2002 were $11,239.

We reported that research and development expenses increased approximately $2,000 from $108,900 for the three-month period ended September 30, 2002 to $110,900 for the three-month period ended September 30, 2003. However, the foreign exchange differential accounted for an increase of approximately $13,000 indicating an actual decrease form activity of approximately $11,000. The decrease is a result of a small reduction in personnel.

We reported that selling, general, and administrative expenses decreased approximately $114,000 from $431,400 for the three-month period ended September 30, 2002 to $317,400 for the three-month period ended September 30, 2003. The foreign exchange differential accounted for an increase of approximately $37,000 indicating an actual decrease in activity of approximately $151,000. Several factors contributed to the decrease and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

- Actual general and administrative salaries increased from approximately $6,100 from $144,800 to $150,900. The foreign exchange differential accounted for an increase of approximately 20,000 resulting in a net reported increase of $26,100.

- As at September 30, 2002, the Company recorded a stock based compensation charge of $49,899 in accordance with the application of the Black-Scholes option pricing model on the authorized issuance of 500,000 share purchase warrants to be granted to Mr. Owen Jones, our Chief Executive Officer in lieu of salary for the period from January 1, 2002 to September 30, 2002. There was no similar charge during the nine month period ended September 30, 2003.

- Actual amortization expenses decreased approximately $7,000 from $19,700 to $12,700, principally as a result of the diminishing value of our capital assets and the full amortization of capital assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $1,700 resulting in a net reported decrease of $5,300.

- Actual legal expenses decreased approximately $6,600 from $18,000 to $11,400, principally due to a reduction in the use of outside legal counsel. The foreign exchange differential accounted for an increase of approximately $1,500 resulting in a net reported decrease of approximately $5,100.

- Actual overall travel and marketing expenditures decreased approximately $25,300 from approximately $78,700 to approximately $53,400. The foreign exchange differential accounted for an increase of approximately $7,100 resulting in a net reported decrease of approximately $18,200. The individual components of the actual decrease are as follows: Expenditures for trade shows decreased from $32,600 to $27,200, investor relations decreased from $35,600 to $17,900, travel increased from $5,200 to $5,800, and web site expenditures were unchanged at approximately 1,300.

- Actual rent and premises cost decreased $3,700 from $34,300 to $30,600 mainly as a result of the leasehold inducements received for entering into a new premises lease. The foreign exchange differential accounted for an increase of approximately $4,100 resulting in a net reported increase of approximately $400.

Liquidity and Capital Resources

Between January 13, 2003 and July 29, 2003 Mr. Owen Jones, our Chief Executive Officer, advanced CDN $1,068,000 (US $750,193) in return for secured and unsecured demand promissory notes with an annual interest rate of 8%. A general security agreement covering all of the Company's real, personal and intangible property was pledged as security for the secured promissory notes.

On September 25, 2003, we executed a funding term sheet whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures. This document superseded a term sheet dated August 13, 2003 that provided for funding of $1,500,000. A general security agreement covering all of our real, personal and intangible property is to be pledged as security for the debentures. The debentures are to mature on August 25, 2006 and bear interest at eight percent (8%) per year. All convertible debentures issued are to rank pari passu with all convertible debentures issued pursuant to the term sheet. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share purchase warrant. Each whole warrant has a five year term and is exercisable into one common share at a price of $0.25 per share.

We issued the debentures in a private transaction, exempt from the registration requirements of the Securities Act of 1933, as amended. The debentures, and the common stock issuable upon conversion of the debentures, were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States without registration under, or applicable exemption from, the registration requirements of the Securities Act.

The debentures may be redeemed by repayment of all outstanding principal and accrued interest at any time on 7 days notice. The debenture holders have a first right to convert all or any portion of the principal and accrued interest into units prior to redemption.

We may in our discretion require the debenture holders to convert the outstanding principal and accrued interest into units if the closing trading price of our shares on the OTCBB or other principal trading market is $1.00 or greater for any 30 consecutive trading days after the shares issuable pursuant to conversion of the debentures are registered under the Securities Act of 1933.

On September 5, 2003, in accordance with the terms of a Securities Purchase Agreement, we issued a convertible debenture in the amount of $750,000. A finder's fee was paid by way of issuance of 150,000 units at $0.25 per unit each unit comprised of one share and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five years. Because the conversion price was less than the closing trading price of our shares on the date of issuance, the convertible debenture contains a beneficial conversion feature. The notes to our condensed consolidated financial statements for the nine months ended September 20, 2003 and 2002 (attached herewith) outline in detail the accounting treatment of this debenture issue.

On October 1, 2003, in accordance with the terms of Securities Purchase Agreements dated September 17, 2003, we issued convertible debentures in the amount of $400,000. A finder's fee was paid by way of issuance of 112,000 units at $0.25 per unit each unit comprised of one share and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five years. These debentures have a beneficial conversion feature and will be accounted for similar to the above treatment.

We have received $50,000 in deposits relating to convertible debentures to be issued subsequent to the November 12, 2003 in the amount of $600,000. A finder's fee will be paid by way of issuance of 120,000 units at $0.25 per unit each unit comprised of one share and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five years. It is likely that these debentures will have a beneficial conversion feature.

The balance of the convertible debentures to be issued pursuant to the September 25, 2003 term sheet are subject to an investor option to purchase convertible debentures up to an aggregate principal amount of $500,000 on or before March 1, 2004.

To November 12, 2003, we have issued convertible debentures totalling $1,150,000 and paid finders' fees of $65,500 by way of issuance of 262,000 units at $0.25 per unit.

The agreements governing the issuance of the convertible debentures provide that the general security agreement pledged as security for the promissory notes issued to Mr. Owen Jones be discharged, provide that USD $250,000 of the proceeds is used to repay the notes, and further provided that the unpaid balance of the notes and accrued interest is converted into units at a deemed price of $0.25 per unit. A partial repayment of US $50,000 was made on September 22, 2003 and on November 3, 2003, the remaining USD $200,000 was repaid.

All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and $29,607 of interest was accrued.

On November 3, 2003, the unpaid balance of the promissory notes was converted into 2,354,621 units at a deemed price of $0.25 per unit. Each unit comprises one common share and one-half share purchase warrant.

As of November 12, 2003 our cash balance is approximately $500,000. Apart from our cash balance, the funding arrangement described above, and any revenue we receive from operations, we have no other sources of liquidity or capital resources.

At our current and anticipated level of operations, we estimate that our cash expenses will increase over the next six months from approximately $160,000 to approximately $175,000 per month. We base this estimate on the following data:

- As at November 12, 2003, we have 20 employees. Our salary costs are approximately $99,000 per month;

- For the nine months ended September 30, 2003, our average monthly general, overhead and administrative costs, exclusive of salary costs, were approximately $60,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase to approximately $75,000 per month over the next six months, because of an anticipated increase in general business activity;

- During the year ended December 31, 2002, we incurred capital expenditures of approximately $9,500, principally for computer equipment and computer software. Between December 31, 2002, and November 12, 2003, we only incurred minor capital expenditures and we do not expect to incur significant capital expenditures during the remainder of 2003 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period from November 12, 2003 to March 31, 2004 will be approximately $775,000. Accordingly, at our anticipated level of operation, our existing cash balances and the funding agreement described above should be sufficient to pay our anticipated cash expenditures to approximately July 31, 2004. To continue beyond July 31, 2004 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by July 31, 2004, we face the risk that our business will fail.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the nine months ended September 30, 2003 we incurred a foreign exchange loss of $50,702. The foreign exchange loss resulted principally from monitory obligations arising from the translation of transactions carried out in Canadian dollars into United States dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2002 and the nine months ended September 30, 2003 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2003 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this quarterly report. The fair value of all financial instruments at September 30, 2003 approximate their carrying values.

To September 30, 2003, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

Plan of Operation

Our strategic operating priorities for fiscal 2003 include the following:

A major priority is to leverage the success of the installations in the Ford Motor Company's engine assembly plants by informing the automotive industry of how the intelligent processing of vision guided robotics allows for greater creativity and flexibility in vehicle design and assembly. In March 2003, we attended the Society of Automotive Engineers World Congress trade show in Detroit Michigan, in June 2003, we attended the International Robots and Vision Show in Rosemont Illinois, and in September 2003 we attended the Assembly Technology Expo in Rosemont Illinois. We exhibited the vision guidance technology currently being used in Ford's new engine plants at each of these trade shows. We have generated substantial interest in our technology and this is reflected in the number of requests for proposal we have received. During fiscal 2003, we have issued approximately 14 quotations representing approximately 23 vision systems. Of these proposals, we have received purchase orders for 9 systems and anticipate receiving purchase orders for 4 additional systems. There can be no assurance of the extent to which requests for quotations will result in future sales. We have established a formal procedure for the management of sales and marketing process.

On September 25, 2003 we received the distinguished Henry Ford Technology Award in recognition of our 3D-Vision Guided Robotics parts handling technology currently in operation at Ford's Windsor and Essex automobile manufacturing plants. As a result of this success, we have received many requests for proposal from both Ford and other automobile manufacturing companies. However, we believe that our road to success lies in delivering our message to the senior management such that the automotive industry needs to fully adopt Vision Guided Robotics, powered by Braintech technology, as a means of competing in the global automotive industry. To this end, we have initiated meetings and discussions of this nature with senior managers and, although there can be no assurance of the adoption of Braintech's technologies, we believe that we will achieve the desired result.

The terms of the debenture financing described above provide that the investors may appoint two persons to the Board of Directors, subject to certain conditions. The terms of the financing also provide that upon closing, we will execute a consulting agreement with one of the investors for strategic introductions and general consulting in the manufacturing industry for two years for which the Consultant will be issued 500,000 warrants, each warrant exercisable into one common share at any time, for five years at $0.45 per share.

We believe that the directors to be appointed and the consulting agreement to be entered into will assist in the adoption of our Vision Guided Robotic technologies by the North American automotive industry.

We are continuing the development of our relationship with ABB and intend to expand our sales and management presence in the automotive assembly concentrations of Southern Ontario and Detroit, Michigan.

To continue the development of our relationship with Marubeni, we intend to continue to assist in their sale process by providing engineering solution assistance. In this regard, Marubeni arranged for the loan of a Kawasaki robot so that we could integrate the Kawasaki robot controller into the eVF platform. Marubeni also assisted in arranging the loan of a Denso robot in order to integrate the Denso robot with eVF. We have shipped the first run-time licenses to Marubeni and expect that more orders for run-time licenses will occur throughout fiscal 2003.

We intend to continue to add functionality to eVF by developing additional components. We expect that during fiscal 2003 our Internet based service and support system will have completed field-testing and be available for commercial installation.

Presently, our revenues are not sufficient to meet operating and capital expenditures. We have incurred operating losses since inception, and this is likely to continue during the remainder of fiscal 2003 and into 2004. Management projects that our annual operating cost is approximately $2,000,000. At our anticipated level of operations, our existing cash balance together with the expected funding from the previously described financing arrangement should be sufficient to pay our operating costs to approximately July 31, 2004. The receipt of funds from the sale of our products, if any, will extend our cash expiration date beyond July 31, 2004.

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

Because we have earned revenue of only $863,219 from inception to September 30, 2003, we face a risk of insolvency.

We have never earned sufficient operating revenue to pay our operating expenses. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash and financing commitments to pay ongoing operating expenses, at their current level, to approximately July 31, 2004. To continue operation beyond that we will have to raise additional capital. If we are unable to do so, we face a risk of insolvency.

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

Because our work force is small, with only 20 people employed either as officers, employees or contractors, we are vulnerable to the loss of key people or to rapid expansion.

We employ only 20 people either as officers, employees or contractors. We try to employ people with skill sets that match the specific fields important to our business. As a result, the departure of a single person or a small number of people could materially adversely affect our business. We do not have key man insurance on any of the people we employ.

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

Because we have generated revenue of only $863,219 from inception to September 30, 2003, and our business has not been profitable with accumulated losses of $12,931,644 from inception to September 30, 2003, we may not be able to raise the additional capital we need.

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

Several other factors may also hinder our efforts to raise capital. They include the following:

- Our share price has been highly volatile during 2000, 2001, 2002 and 2003. The volatility of our share price may deter potential investors.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as at the end of the period covered by this report in timely alerting them to material information (including consolidated subsidiaries) required to be included in periodic SEC filings.

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On September 8, 2003, we issued 150,000 unregistered common shares at a deemed price of $0.55 per share for a finder's fee. We also issued 56,000 share purchase warrants. Each warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share.

On October 2, 2003, we issued 112,000 unregistered common shares at a deemed price of $0.65 per share for a finder's fee. We also issued 75,000 share purchase warrants. Each warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share.

On November 3, 2003, we issued 2,354,621 unregistered common shares at a price of $0.25 per share on the repayment of promissory notes. We also issued 1,177,310 share purchase warrants. Each warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share.

All of these securities were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(8)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(9)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(7)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(1)	License Agreement between the Company and Willard W. Olson, dated January 5, 1995.
10.2(4)	Cost Sharing and Allocation Agreement between the Company and Sideware Systems Inc.
10.3(1)	Assignment of Lease and Modification of Lease Agreement dated August 17, 1998 between HOOPP Realty Inc., Techwest Management Inc., Sideware Systems Inc., and Braintech, Inc.
10.4(4)	Software Development and License Agreement dated September 20, 1999 between the Company and Sideware Systems Inc.
10.5(4)	Lease effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc. and Pacific Centre Leaseholds Ltd.
10.6(4)	Assignment Agreement effective as of July 1, 1999 between the Company, Techwest Management Inc., Sideware Systems Inc., and SJM Management Ltd.
10.7(5)	Alliance Agreement dated March 26, 2000 between the Company and ABB Flexible Automation Group Inc.
10.8(6)	Letter agreement with Sideware Systems Inc. dated November 1, 2000
10.9(7)	Bluetooth Specification Early Adopters Agreement between IBM and the Company dated December 15, 2000
10.10(7)	Support and Equipment Lease Agreement between Tactel AB and the Company dated December 19, 2000
10.11(7)	Assignment Agreement between Pacific Centre Leaseholds Ltd., Techwest Management Inc., Sideware Systems Inc. and the Company dated January 1, 2001
10.12(7)	Mutual Release and Settlement Agreement between Manfred Kurschner, JMF Management Inc, Techwest Management Inc. and the Company dated February 1, 2001
10.13(7)	Agreement between Axis Communications Inc. and the Company dated January 29, 2001
10.14(7)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
32
10.15(8)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.16(9)	Letter for Resumption of Premises at 102-105 930 W. 1st Street, North Vancouver, June 14, 2001
10.17(9)	Partial Surrender of Lease for 100-101 A & B 930 W. 1st Street, North Vancouver, June 25, 2001
10.18(9)	Memorandum of Understanding with Marubeni Corporation
10.19(10)	License Agreement with Marubeni Corporation
10.20(11)	Certificate of Reverse Stock Split
10.21(12)	Corporate Governance Committee Charter
10.22(12)	Audit Committee Charter
10.23(12)	Compensation Committee Charter
10.24(12)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.25(12)	Corporate Governance Guidelines
10.26(13)	Loan Agreement
10.27(13)	General Security Agreement
10.28(13)	Service Agreement with Elite Financial Communications Group
10.29(13)	2003 Stock Option Plan
10.30	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date
/s/ Owen L.J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	November 12, 2003
/s/ Babak Habibi Babak Habibi	President, Director,	November 12, 2003
/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	November 12, 2003