Form 10KSB
period 2003-12-31
BRAINTECH INC
filed 2004-03-30
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

BRAINTECH, INC.

Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-016932 IRS Employer Identification No.
#102 - 930 West 1st St., North Vancouver, B.C. Canada (Address of principal executive offices)	V7P 3N4 (Postal Code)

Issuer's telephone number (604) 988-6440

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value (Title of class)
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $213,584

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As at March 24, 2004: $8,969,123.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

18,210,015 common shares, par value $0.001, as at March 24, 2004.

Braintech, Inc.
Form 10-KSB
TABLE OF CONTENTS

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

Because we have earned revenue of only $920,578 from inception to December 31, 2003, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately May 31, 2004. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The auditors' report on our December 31, 2003 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have no significant sales history and are substantially dependent on our Exclusive Channel Partner Agreement with ABB Inc. to generate future sales, our future is uncertain if our relationship with ABB fails.

We plan to market our vision guided robotic technologies, software products, and Internet based support and service system through our channel partner agreement with ABB. We believe our channel partner agreement with ABB is our best prospect for generating sales revenue. We have no other established distribution channels or marketing arrangements, and if we are unable to generate sales through ABB, our prospects for generating revenue are highly speculative.

Because our agreement with ABB is new, we have no assurance that it will lead to additional sales.

We made our original alliance agreement with ABB in March 2000 and together we have been awarded contracts for more than 30 vision guided robotic systems to date. Our relationship with ABB has developed to the point where in February 2004, we entered into an exclusive channel partner agreement with ABB to try to make additional sales through that relationship. However, our channel partner agreement with ABB is new and our prospects for generating sales under the ABB agreement are uncertain. Furthermore, additional sales through ABB will be dependent upon our products and services meeting customer demands.

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

Because our work force is small, with only 22 people employed either as officers, employees or contractors, we are vulnerable to the loss of key people or to rapid expansion.

We employ only 22 people either as officers, employees or contractors. We try to employ people with skill sets that match the specific fields important to our business. As a result, the departure of a single person or a small number of people could materially adversely affect our business. We do not have key man insurance on any of the people we employ.

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

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2003 the market price of our common stock has varied between $0.11 and $0.91. As we have not announced any material changes to our operations, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because we have generated revenue of only $920,578 from inception to December 31, 2003, and our business has not been profitable with accumulated losses of $14,486,198 from inception to December 31, 2003, we may not be able to raise the additional capital we need.

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

Several other factors may also hinder our efforts to raise capital. They include the following:

  Our share price has been highly volatile during 2001, 2002 and 2003. The volatility of our share price may deter potential investors.

  Subsequent to the beginning of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.

  Subsequent to the beginning of 2000, capital markets have become tighter generally, with less financing available for technology companies.

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

During 2001 and 2002, we issued approximately 6.1 million shares in private placements and other transactions. Those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during 2003 we issued $1,725,000 in convertible debentures bearing interest at 8% per annum. The debenture principal and accrued interest are convertible into units at $0.25 per unit, each unit consisting of one common share and one-half share purchase warrant. In conjunction with the convertible debentures, we issued 482,000 common shares and 241,000 share purchase warrants for finders' fees. We also issued 2,354,621 common shares and 1,177,310 share purchase warrants for settlement of promissory notes payable. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars ("Cdn$"). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.71, being the average exchange rate during the year ended December 31, 2003.

Business Development

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

Business of Issuer

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

In 2000, we commenced the development of eVisionFactory ("eVF"), a software environment whose main components are: e - Real-Time Internet Support, V - Vision Science & Engineering, and F - Application Development & Operation. eVF combines vision technology, systems engineering, and Internet-based service and support system. The Internet-based service and support system is designed to provide technical support through the Internet to purchasers of our vision guidance systems. The Internet-based support system could also be used to provide technical support to companies operating other types of industrial or non-industrial machinery and systems.

Early in 2002 we completed a commercial version of eVisionFactory that did not include our Internet based service and support system. We included eVisionFactory software with the systems we delivered in 2002 and 2003.

In the 2nd quarter of 2001, at the request of Ford Motor Company, we completed the development of a 3D single camera vision guidance system for robots used in automotive manufacturing systems ("SC3D"). The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm or stationary position to determine the position and orientation of an object of interest. That information is used to guide the robot to operate on or manipulate the object. As a result of our completion of the development of the SC3D proof of concept, we received from ABB an order for 19 vision guidance systems for installation into two engine assembly plants of Ford Motor Company.

To date, we have delivered all 19 SC3D vision systems ordered by ABB. All of these systems include the commercialized version of eVF, SC3D and AutoCal-3D. These systems are integrated with ABB robots and are currently operating in Ford's automotive power train assembly lines.

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

During 2002 and 2003 we continued to add functionality to eVF by developing additional components as follows:

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

As of December 31, 2003, we have incurred an aggregate deficit of approximately $14.5 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to December 31, 2003, in the amount of $920,578.

Principal Products and Services

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

Our vision systems are used in the following types of applications:

    mold number recognition for aluminum die-cast components (single camera 2D system);

    automotive brake shoe identification and sorting (multi-camera 2D system);

    robotic guidance and location of features for plastic blow molded gas tanks (multi-camera 2D system);

    robotic guidance and positioning of automotive engine/radiator-racks (multi-camera 2D system);

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

Our sales efforts were historically directed at generating direct sales to end users, consistent with the majority of the vision systems market. As a result of our channel partner agreement with ABB, we expect that most our future sales efforts will be through, or in conjunction with, ABB. We are also developing our relationship with Marubeni Corporation in order to make sales in Japan and other Asian countries.

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

Control and Feedback Modules.

The control and feedback module controls input to, and output from, the system. The control and feedback module determines the extent to which the system is being trained and also permits direct operator participation in certain steps of the process, such as the identification of candidate objects or new objects. When a physical signature does not match any of the signatures stored in memory, the control and feedback module can also initiate procedures to create a "new" signature in memory, to be used to identify the "new" object in the future.

Customer projects - machine vision and vision guided robotic systems

Our attempts to sell customized vision systems were unsuccessful until the final quarter of 1999. Since then, we have sold and installed 33 vision systems, we have upgraded 2 existing vision systems to eVF, we have sold 2 developer's licenses, and we have sold 2 runtime licenses.

Satisfied Brake Products Inc.

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

ABB, Inc.

In March 2000, we entered into an alliance agreement with ABB. ABB is a technology group based in Europe, employing over 165,000 people in more than 100 countries.

Under the alliance agreement, we agreed to cooperate with ABB in identifying, developing, and pursuing business opportunities that combine the expertise and technology of the two companies. Either company, upon becoming aware of such an opportunity, will notify the other, and the companies will cooperate in preparing proposals, specifications, and contracts. The companies have agreed to work with each other exclusively to the greatest extent reasonably practicable. However, the exclusivity provisions do not apply if either company has a bona fide business reason, such as preference of a customer, for contracting with a different company. Either party may terminate the alliance agreement on 120 days notice.

We received an initial purchase order from ABB to develop a vision system to identify and sort automobile transmission casing parts. We completed and installed the system in May 2000.

In July 2000, we received a purchase order to develop two further vision systems for ABB, to locate specified features on plastic blow-moulded automotive fuel tanks, and to transmit that information to industrial robots operating on the fuel tanks. We completed and installed the systems in September 2000.

In February 2001, we received a purchase order from ABB, for a third vision system to control industrial robots used in manufacturing fuel tanks. We completed and installed the system in March 2001.

In August 2001, we received a purchase order from ABB for a vision system to guide industrial robots used in inspecting automotive air conditioning systems. We completed and installed the system in September 2001.

In late September and early October, 2001 we received purchase orders from ABB to supply 19 vision guided robotic systems used in engine parts handling. These systems are for installation in Ford Motor Company's Windsor and Essex engine plants. These vision systems utilize our 3D single camera vision systems. In April 2002 we received a 10% advance payment for all 19 systems. Installation of the systems commenced in the second quarter of 2002 and to date all of the systems had been installed. The final 4 systems were installed between December 2003 and February 2004.

In June 2003, we received a purchase order from ABB for a vision guided robotic system used for cast head location. We completed and installed this system in the General Motors Massena engine plant in August 2003.

In April 2003, we received a purchase order from ABB for 2 vision guided robotic systems for an intake manifold auto load application at Ford Motor Company's Windsor engine plant. We completed and installed this system between October and December 2003.

In July 2003, we received a purchase order from ABB for a vision guided robotic system for an axel knuckle assembly auto load application at the Delphi chassis systems plant in Oshawa, Ontario. We completed and installed this system in November 2003.

In May 2003, we received a purchase order from ABB for 2 vision guided robotic systems for a V8-V10 engine head decking application at Ford Motor Company's Windsor engine plant. We completed and installed this system between December 2003 and February 2003.

In addition to supplying vision guided robotic systems to ABB, we have provided them with eVF upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our Exclusive Channel Partner Agreement.

Effective February 1, 2004, ABB and Braintech entered into an Exclusive Channel Partner Agreement For The Licensing Of Braintech's Vision Guided Robotics Technologies And Software Products to develop and market vision guided robotic systems to ABB's North American automotive customers. This agreement has to date resulted in the receipt of 5 additional purchase orders for vision guided robotic systems. These systems will be completed and installed in the second and third quarters of 2004.

Axium Automation Inc.

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

In November 2001, we received a purchase order from Axium Automation Inc. to supply an additional vision system to guide robots used in the manufacture of plastic blow-moulded automotive fuel tanks. We completed and installed the system in March 2002 and invoiced Axium on March 28, 2002. In accordance with the software revenue recognition rules, we recognized the revenue from this installation over the 12-month period commencing April 1, 2002.

Marubeni Corporation

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

eVisionFactory

eVisionFactory (eVF) is intended to provide a comprehensive software environment for the design, development, operation, and support of vision guided robotic systems. eVF consists of two principal elements, a development environment and an Internet based service and support system.

We use eVF to develop custom vision guided robotic systems. We include a version of eVF without the Internet-based service and support system in all of the vision guidance systems that we deliver. The Internet based support system is still in the development stage and will be released separately.

eVisionFactory - Development Environment

The development software included in eVisionFactory performs functions similar to the Odysee Development Studio, which we completed in 1999. That software is designed to facilitate the expeditious and economical development of custom vision guided robotic systems. eVisionFactory stores and manipulates libraries of routines to perform the various functions that can be included within a vision guided robotic system. eVisionFactory includes standardized interfaces to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. eVisionFactory permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized eVisionFactory interface. eVisionFactory thus eliminates the need to write specialized computer code to link individual routines.

eVisionFactory is installed on a user's computer system as part of a completed vision guided robotic system. After installation, the system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVisionFactory will permit users to make minor modifications directly. We will supply major modifications or upgrades at an extra charge.

eVisionFactory will also include maintenance and support features which monitor the performance of a vision guidance system to detect errors, and to notify the operator when an error has been detected. We expect to release the maintenance and support features separately, in 2004.

The software by which eVisionFactory links the various routines within its libraries is proprietary to us. However, we do not have proprietary ownership of the majority of the individual routines that can be used with eVisionFactory, some of which are available in the public domain.

eVisionFactory - Internet-based Service and Support System

In the fall of 2000, we commenced development of a system for Internet based service and support of industrial systems. During the first half of 2001, for development purposes we began to incorporate this system as part of eVisionFactory. The principal components of the system include the following:

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

Initially, our Internet-based service and support system will use networked computers to carry out its communication functions. We also plan to incorporate wireless communication features for use by on-site personnel. We plan to implement the wireless components of the system through universally accepted standards for short-range wireless communications, such as Bluetooth communications protocols or the 802.11b standard protocol. Both sets of protocols are used in implementing wireless networks, and are compatible with TCP/IP protocols used in transmitting data over the Internet. We do not yet have a timetable for completion of the wireless components.

To complete development of the system we will have to develop interfaces between the wireless components and software applications that will be used to support Internet based communications.

We are developing software that will permit companies operating the Internet based service and support system to obtain the following types of support services in a secure manner:

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

We plan initially to market our Internet-based service and support system to users of our vision guided robotic systems. However, our Internet-based service and support system can be adapted for use with a variety of industrial manufacturing systems. Accordingly, we also we plan to market the system through our alliance with ABB, to users of industrial robotic systems developed by ABB.

Investors are cautioned that our Internet-based service and support system is in the development stage, and that we have no assurance that we will be able to complete technical development of the system, or to market the system successfully if it is completed.

Competitive Position -Vision Guided Robotic Systems

Vision guided robotics is an emerging industry and as such, no statistics are available to determine the size or composition of the overall market. Many of our potential competitors are substantially larger than we are and earn substantially greater revenue. We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the machine vision market have the capability to develop the kind of vision guidance systems we develop. However, we also believe that:

  eVisionFactory will enable us to develop vision guided robotic systems quickly and efficiently;

  through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients; and

  our pending patent regarding the Method and Apparatus for Single Camera 3D Vision Guided Robotics will provide us with a sustainable competitive advantage.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

Research and Development

During the year ended December 31, 2003, we incurred research and development expense of $467,074, and during the year ended December 31, 2002, we incurred research and development expense of $477,392. Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2004, our own employees will do substantially all of our research and development work.

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

  software routines we have written from time to time in developing machine vision systems; and

  software routine we have written from time to time in developing vision guided robotic systems.

We have registered the trademarks "Braintech" and "BrainTron" with the United States Patent and Trademark office. We have also applied for registration of the trademarks SC3D, eVisionFactory and eVF with the United States Patent and Trademark Office. In the Canadian Trade-marks Office we have applied for and received notice of registration for the trademarks SC3D, and applied for registration of the trademarks, eVF, and eVisionFactory.

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

On March 3, 2004, the United States Patent and Trademark Office issued a Notice Of Allowance And Fees Due regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. According, we expect that the patent will be granted shortly.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our office premises are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada and consist of approximately 9,750 square feet. The term of the lease is five (5) years from September 1, 2003 to August 31, 2008. The annual rent is approximately $130,000 per year, inclusive of operating costs. The lease agreement provides that a rental credit equal to six months minimum rent will be applied to the first six months rent payable. For financial statement purposes the monthly rental credits are recorded as deferred leasehold inducements and applied over the term of the lease.

We have entered into an agreement effective April 1, 2004 to lease an additional 1,555 square feet adjacent to our existing office premises. The annual rent is approximately $17,000 per year, inclusive of operating costs. The lease agreement provides that a rental credit equal to six months minimum rent will be applied to the first six months rent payable. For financial statement purposes the monthly rental credits will be recorded as deferred leasehold inducements and applied over the term of the lease.

Our premises at Unit 102-930 West 1st Street are suitable and adequate for our current and future anticipated research and development and production operations. Additional facilities at other locations will be occupied as dictated by our needs and growth.

ITEM 3. LEGAL PROCEEDINGS

As at the date of this annual report, we are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol "BRHI".

The following table shows the high and low bid information for our common shares for the quarters indicated.

Quarter	High	Low	Close
	($)	($)	($)
2003
Fourth quarter	0.65	0.35	0.45
Third quarter	0.67	0.40	0.53
Second quarter	0.87	0.27	0.55
First quarter	0.51	0.11	0.30

2002
Fourth quarter	0.31	0.10	0.11
Third quarter	0.68	0.25	0.31
Second quarter	0.90	0.55	0.67
First quarter	0.95	0.62	0.80

The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at March 24, 2004, we have 18,210,015 shares issued and outstanding. We have approximately 360 registered shareholders. Approximately 8.9 million shares are registered in the name of CEDE & Co., a depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 9,500 beneficial shareholders.

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock with a par vale of $0.001 per share. The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. The common stock is not entitled to pre-emptive rights and may not be redeemed or converted. Upon liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payments of all of our debts and liabilities.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 1, 2003, we issued 105,000 common shares at a deemed value of $0.57 per share to

Stephen Weisenfeld on account of a finder's fee. We also issued 52,500 share purchase warrants. Each warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share. The shares and warrants were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On December 26, 2003, we issued 115,000 common shares at a deemed value of $0.41 per share to Robotech, LLC. on account of a finder's fee. We also issued 57,500 share purchase warrants. Each warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share. The shares and warrants were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

On December 22, 2003, we issued 500,000 share purchase warrants as consideration for entering into a consulting agreement. Each warrant has a five-year term and is exercisable into one common share at a price of $0.45 per share. The warrants were issued to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to December 31, 2003, in the amount of $920,578.

We have incurred aggregate net losses of approximately $14.5 million during the period from our inception on January 3, 1994, to December 31, 2003. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Plan Of Operation

At the beginning of fiscal 2003, we set strategic operating priorities for the ensuing year. These priorities and the results are as follows:

A major priority was to leverage the success of the installations in the Ford Motor Company's engine assembly plants by informing the automotive industry of how the intelligent processing of vision guided robotics allows for greater creativity and flexibility in vehicle design and assembly. In March 2003, we attended the Society of Automotive Engineers World Congress trade show in Detroit Michigan, in May 2003 we attended the Robot and Vision Show in Chicago, in September 2003 we attended the Assembly Technology Exposition in Chicago, and in March 2004 we again attended the Society of Automotive Engineers World Congress trade show in Detroit Michigan. At each of the shows, we exhibited the vision guidance technology currently being used in Ford Motor Company's engine assembly plants. We have generated substantial interest in our technology and this is reflected in the expansion of our installation base to include Ford Motor Company, General Motors, Delphi, TI Automotive Group, and Toyota. In September 2003 we were honored with the distinguished Henry Ford Technology Award. The Ford Motor Company award recognized our 3D-Vision Guided Robotics parts handling technology currently in operation at Ford's Windsor and Essex auto manufacturing plants. Established in 1981 as part of its effort to provide greater management attention to, and recognition of exceptional technical contributions by employees and suppliers, the Henry Ford Technology Award program recognizes Ford's highest level of technical achievement.

To continue the development of our relationship with ABB, we expanded our presence in the automotive assembly concentrations of Southern Ontario and Detroit Michigan by hiring Mr. Jim Dara as Vice-President of Sales and General Manager North American Operations. Together with our sales contractor located in the Detroit area, and our Application Support Specialist located in the Windsor, Ontario area, Jim Dara has increased our visibility with the major North American automakers. This increased visibility together with our success in the first Ford engine plant assembly installations and the expansion of our installation base, resulted in ABB entering into an Exclusive Channel Partner Agreement For The Licensing Of Braintech's Vision Guided Robotics Technologies And Software Products. The agreement provides that ABB will develop vision guided robotic systems using Braintech's eVisionFactory development platform and market those systems to ABB's North American automotive customers.

To continue the development of our relationship with Marubeni, we assisted in their sale process by providing engineering solution assistance. In this regard, Marubeni arranged for the loan of Denso and Kawasaki robots and we integrated the Denso and Kawasaki robot controllers into our eVF platform. In October 2003, Marubeni installed their first production 3D-VGR system for Hino Motors Ltd. Tokyo, Japan, an affiliate of the Toyota Corporation.

Another priority for fiscal 2003 was to continue the development of eVisionFactory, including our Internet based service and support system. We completed a major upgrade to eVisionFactory and installed the upgraded systems into several of our existing installations. We field-tested a preliminary version of our Internet based service and support system using ABB and Ford facilities. In addition, we continued to add functionality to eVF by upgrading the existing components and by developing additional components and features.

Our strategic operating priorities for fiscal 2004 include the following:

Our first and major priority for 2004 is to grow our revenue through our Channel Partner Agreement with ABB. We intend to accomplish this by providing eVF training to both their technical and sales staff and by jointly developing sales and marketing materials. The marketing approach will include the exclusive branding by ABB of jointly developed Vision Guided Robotic solutions. We believe that, in combination with ABB's North American sales, engineering and field service teams, we will be able to achieve significant market penetration.

Another priority for 2004 is to develop markets for our Internet-based service and support system. We intend to accomplish this by leveraging our Channel Partner Agreement with ABB so that full operating systems can be set up to demonstrate to potential end users the value and flexibility of both the Internet-based service and support system and the eVF platform on which it is built. We also intend to seek out potential end users outside the automobile manufacturing industry.

In 2004 we also intend to continue the development of our business in Asia through our relationship with Marubeni. These developments may include an arrangement with an Asian integrator to leverage the inherent strengths of Marubeni's trading and business relationships.

We intend to continue to add functionality to eVF by developing additional components and features. We expect that during fiscal 2004 our Internet based service and support system will have completed field-testing and be available for commercial installation.

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

We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

Revenue Recognition. We follow the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. We recognize revenue when there is a persuasive evidence of a contract, delivery has occurred, the fee is fixed or determinable, collection is reasonably assured, and there are no substantive performance obligations remaining. Any cash received in advance of meeting these criteria is recorded as deferred revenue on our balance sheet. Changes in contractual arrangements or customer relationships in the future could impact the extent or timing of revenue recognition.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2003 we incurred a foreign exchange loss of $76,238. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2003 and December 31, 2002 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2003 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2003 approximate their carrying values.

To December 31, 2003, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

The majority of our cash costs have been incurred in Canadian dollars. Our reporting currency is the United States dollar. At the end of each reporting period, we translate our expenses incurred in Canadian dollars into United States dollars at the average exchange rate for the period. Fluctuations in the foreign exchange rate can have a substantial influence on reported expenses even though the actual expenditure has not increased or decreased to the same extent.

Year ended December 31, 2003 compared with year ended December 31, 2002

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the year ended December 31, 2003 was 1.37119. For the year ended December 31, 2002, the exchange rate was 1.57152. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of approximately $136,800 from $2,003,000 for the year ended December 31, 2002 to $2,139,800 for the year ended December 31, 2003. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was a decrease of approximately $136,000. The foreign exchange adjustment accounted for an increase of $272,800 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Revenue from operations for the year ended December 31, 2003 was $213,584 (December 31, 2002 - $460,093). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 22.

Revenue for the year ended December 31, 2003, included approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, approximately $7,400 for training and consulting revenue, approximately $47,000 for a vision system delivered to General Motors, Massena Powertrain plant, approximately $37,000 for a vision system delivered to the Delphi Chassis plant, and approximately $70,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the year ended December 31, 2003 was $24,286.

Revenue for the year ended December 31, 2002 included approximately $21,250 for the sale of eVF development licenses, approximately $362,000 for vision guidance systems delivered to ABB for installation at Ford engine assembly plants, approximately $59,000 for vision guidance systems used in the manufacture of plastic fuel tanks, and approximately $16,500 for upgrades of previously delivered vision guidance systems used in the manufacture of plastic fuel tanks.

Cost of sales for the year ended December 31, 2002 was $36,449.

We reported that research and development expenses decreased $10,318 from $477,392 for the year ended December 31, 2002 to $467,074 for the year ended December 31, 2003. The foreign exchange differential accounted for an increase of approximately $59,500 indicating that actual research and development activity decreased by approximately $70,000. The decrease is accounted for by a reduction in wage and benefit costs.

We reported that selling, general, and administrative expenses increased $147,095 from $1,525,646 for the year ended December 31, 2002 to $1,672,741 for the year ended December 31, 2003. The foreign exchange differential accounted for an increase of approximately $213,000 indicating an actual decrease in activity of approximately $66,000. Several factors contributed to the decrease and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

  Actual general and administrative salaries decreased approximately $21,000 form $627,500 to $606,500. The foreign exchange differential accounted for an increase of approximately $88,600 resulting in a net reported increase of approximately $67,600.

  For the year ended December 31, 2002, we recorded a stock based compensation charge of $39,663 in accordance with the application of the Black-Scholes option pricing model on the issuance of 500,000 share purchase warrants granted to Mr. Owen Jones, our Chief Executive Officer in lieu of salary for the period from January 1, 2002 to September 30, 2002. There was no similar charge during the year ended December 31, 2003.

  For the year ended December 31, 2003, we recorded a stock based compensation charge of $185,400 in accordance with the application of the Black-Scholes option pricing model on the issuance of 500,000 share purchase warrants granted in connection with a consulting agreement for the provision of strategic introductions and general consulting in the manufacturing industry. There was no similar charge during the year ended December 31, 2002.

  Actual amortization expenses decreased approximately $26,200 from $78,600 to $52,300 principally as a result of the diminishing value of our fixed assets and the full amortization of fixed assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $7,600 resulting in a net reported decrease of approximately $18,600.

  Actual legal expenses decreased approximately $43,500 from $106,500 to $63,000, principally due to a reduction in the use of outside legal counsel. The foreign exchange differential accounted for an increase of approximately $9,200 resulting in a net reported decrease of approximately $34,300.

  Actual accounting expenses increased approximately $7,000 from $49,600 to $56,600, principally due to an increase in the complexity of our financial statements and filing documents. The foreign exchange differential accounted for an increase of approximately $8,300 resulting in a net reported increase of approximately $15,300.

  Actual overall travel and marketing expenditures decreased approximately $82,100 from approximately $290,100 to approximately $208,000. The foreign exchange differential accounted for an increase of approximately $30,400 resulting in a net reported decrease of approximately $51,700. The individual components of the actual decrease are as follows: Expenditures for marketing materials decreased from $58,600 to $7,000, trade shows decreased from $86,600 to $82,700, investor relations decreased from $98,800 to $69,500, travel decreased from $24,900 to $24,300, and web site expenditures increased from $4,900 to $5,200.

  Actual rent and premises cost decreased $8,300 from $140,700 to $132,400. The foreign exchange differential accounted for an increase of approximately $19,400 resulting in a net reported increase of approximately $11,100. The decrease is the result of the six-month rental credit granted as a leasehold inducement at the commencement of our new lease. The leasehold inducement is being deferred as earned and amortized over the five-year term of the lease.

  Annual general meeting costs increased from nil to $21,130 because no meeting was held in 2002.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2003, our trade accounts receivable balance was $61,175. Subsequent to December 31, this balance was received in full. In addition, we have received $20,000 for engineering services billed in 2004. Our accounts receivable as at March 24, 2004 is approximately $290,000 and our cash position is approximately $250,000

We estimate that, at our current level of operation, our cash expenses are approximately $175,000 per month. We base this estimate on the following data:

- As at March 24, 2004, we have 22 employees and our salary costs are approximately $110,000 per month;

- For the year ended December 31, 2003, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $65,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase to approximately $75,000 per month over the next six months, because of an anticipated increase in general business activity; and

- We do not expect to incur significant capital expenditures during the remainder of 2004 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period from March 24, 2004 to September 30, 2004 will be approximately $1,000,000. Accordingly, at our anticipated level of operation, our existing cash balances, our existing accounts receivable, our expected sales revenue based on purchase orders received, and the anticipated proceeds from the funding agreement described elsewhere in this document should be sufficient to pay our anticipated cash expenditures to approximately September 30, 2004. To continue beyond September 30, 2004 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by September 30, 2004, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. During 2003 we obtained financing as follows:

Promissory Notes Payable

In January and March 2003, our Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355). These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of our real, personal and intangible property was pledged as security for the additional advances. The agreements governing the issuance of the convertible debentures (see below) provide that the general security agreement pledged as security for the promissory notes issued to the Chief Executive Officer be discharged, provided that $250,000 of the proceeds from the convertible debentures be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. We considered the value of $0.25 per unit to be the fair market of the shares and share purchase warrants which form the units, because that was the value we negotiated with independent third parties to be the conversion price of the convertible debentures that were assuming a position similar to the promissory notes being repaid. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003 a further $200,000 was repaid. All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued. On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. A gain or loss for accounting purposes was recognizable on settlement to the extent that the carrying value of the debt plus accrued interest is compared to the fair value of the cash and equity, based on the trading price on the date the Company committed to the issuance of the convertible debentures, received by the Chief Executive Officer. Accordingly we have recorded a loss on settlement of debt in the amount of $741,705.

Convertible Debentures

On September 25, 2003, we executed a funding term sheet whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures. A general security agreement covering all of our real, personal and intangible property is pledged as security for the debentures. The debentures mature on August 25, 2006 and bear interest at eight percent (8%) per annum. All convertible debentures rank pari passu with all other convertible debentures issued pursuant to the term sheet. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share. The debentures may be redeemed by repayment of all outstanding principal and accrued interest at any time on 7 days notice. The debenture holders have a first right to convert all or any portion of the principal and accrued interest into units prior to redemption. We may at our discretion require the debenture holders to convert the outstanding principal and accrued interest into units if the closing trading price of our shares on the OTCBB or other principal trading market is $1.00 or greater for any 30 consecutive trading days after the shares issuable pursuant to conversion of the debentures are registered under the Securities Act of 1933.

On September 5, 2003, in accordance with the terms of a Securities Purchase Agreement, we issued a convertible debenture in the amount of $750,000. A finder's fee was paid to a person related to the investor by way of issuance of 150,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized as a transaction cost in stockholders' equity. An additional finder's fee was paid to an unrelated third party by payment of $26,250 cash and the issuance of 105,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the additional finder's fees has also been recognized as a transaction cost in stockholders' equity.

On October 1, 2003, in accordance with the terms of Securities Purchase Agreements, we issued convertible debentures in the amount of $400,000. A finder's fee was paid to one of the investors by way of issuance of 112,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized as a transaction cost in stockholders' equity.

On December 10, 2003, in accordance with the terms of Securities Purchase Agreements, we issued convertible debentures in the amount of $575,000. A finder's fee was paid to one of the investors by way of issuance of 115,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized as a transaction cost in stockholders' equity.

The balance of the convertible debentures to be issued pursuant to the September 25, 2003 term sheet are subject to an investor option to purchase convertible debentures up to an aggregate principal amount of $500,000 on or before March 1, 2004. At a meeting held March 15, 2004, our directors resolved to extend the investor option to April 15, 2004.

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. No conversions have occurred to March 24, 2004. Because the conversion price was less than the closing trading prices of our shares on the dates of issuance, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt was initially recorded at a nominal amount and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at December 31, 2003 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$1,725,000
Beneficial conversion feature allocated to additional paid-in capital	(1,724,997)
Beneficial conversion feature accreted to convertible debentures	135,043
Accrued interest payable	29,945

Convertible debentures at December 31, 2003	$164,991

Off-Balance Sheet Arrangements

Not Applicable.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated audited financial statements for the period ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our software products, the continuing successful development of our computerized vision systems and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

ITEM 7. FINANCIAL STATEMENTS

Each of the following items is contained in our consolidated financial statements, which are attached as an exhibit to our annual report.

  Report of KPMG LLP Independent Auditors;
  Consolidated Balance sheets as of December 31, 2003 and 2002;
  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003;
  Consolidated Statements of Stockholders' Equity (Deficit) for the three year period ended December 31, 2003;
  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003; and
  Notes to Consolidated Financial Statements.

Supplementary financial data showing unaudited quarterly financial information such as revenues, gross margin, net earnings (loss) for the period and net loss per share during our two most recent fiscal years is contained in note 14 to our audited consolidated financial statements.

Consolidated Financial Statements (Expressed in United States dollars) BRAINTECH, INC. Years ended December 31, 2003, 2002 and 2001

AUDITORS' REPORT TO THE STOCKHOLDERS

We have audited the accompanying consolidated balance sheets of Braintech, Inc. as at December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

 KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

February 9, 2004

BRAINTECH, INC.
Consolidated Balance Sheets (Expressed in United States dollars)
December 31, 2003 and 2002

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$741,474	$51,688
Accounts receivable	61,175	198,935
Inventory	16,232	1,259
Prepaid expenses	40,803	23,275
Deferred costs	-	1,488

	859,684	276,645
Fixed assets (note 4)	53,129	105,983

	$912,813	$382,628

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,627	$28,672
Accrued liabilities	68,694	52,986
Deferred leasehold inducements (note 5)	49,629	-
Deferred revenue	28,953	80,468

	187,903	162,126
Non-current liabilities
Convertible debentures (note 7)	164,991	-

Total liabilities	352,894	162,126

Stockholders' equity:
Common stock (note 8):
Authorized: 40,000,000 shares, with $0.001 par value
Issued: 18,183,015 shares (2002 - 15,219,394)	18,183	15,219
Additional paid-in capital	15,027,934	11,804,849
Accumulated deficit	(14,486,198)	(11,599,566)

	559,919	220,502

	$912,813	$382,628

Future operations (note 1)
Commitments (note 11)
Contingencies (note 15)
Subsequent events (notes 8a and 16)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Operations (Expressed in United States dollars)

	Years ended December 31,

	2003	2002	2001

Sales	$213,584	$460,093	$49,342
Cost of sales	24,286	36,449	13,830

Gross margin	189,298	423,644	35,512
Operating expenses:
Research and development	467,074	477,392	404,482
Selling, general and administrative
(note 12)	1,672,741	1,525,646	1,462,937

	2,139,815	2,003,038	1,867,419

Operating loss	(1,950,517)	(1,579,394)	(1,831,907)
Non-operating:
Interest income	79	804	18,345
Loss on settlement of debt (note 6)	(741,705)	-	-
Loss on disposal of fixed assets	-	-	(42,968)
Interest on promissory notes (note 6)	(29,501)	-	-
Interest accretion on debenture
beneficial conversion feature (note 7)	(135,043)	-	-
Interest on convertible debentures (note 7)	(29,945)	-	-

	(936,115)	804	(24,623)

Loss for the period	$(2,886,632)	$(1,578,590)	$(1,856,530)

Loss per share information:
Basic and diluted	$(0.19)	$(0.13)	$(0.18)

Weighted average number of common
Shares outstanding	15,408,397	12,189,358	10,449,381

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Stockholders' Equity (Deficit) (Expressed in United States dollars)
For the three year period ended December 31, 2003

	Common stock
	Number of shares	Amount	Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders' equity (deficit)

Balance, December 31, 2000,	9,119,867	$9,120	$9,238,712	$-	$(8,164,446)	$1,083,386
Common stock transactions
(net of share issue costs)
Shares issued for promissory note	266,668	267	199,733	-	-	200,000
Promissory note	-	-	(200,000)	-	-	(200,000)
Shares issued for cash
(net of subscriptions received in 2000)	1,867,133	1,867	675,218	-	-	677,085
Shares issued for settlement of legal claim	80,000	80	(80)	-	-	-
Shares issued for services rendered	25,000	25	23,975	-	-	24,000
Common stock subscriptions	-	-	314,516	-	-	314,516
Common stock to be issued for
services rendered	-	-	16,000	-	-	16,000
Deferred stock-based compensation	-	-	12,000	(12,000)	-	-
Amortization of deferred stock-based
compensation	-	-	-	2,000	-	2,000
Loss for the period	-	-	-	-	(1,856,530)	(1,856,530)

Balance, December 31, 2001	11,358,668	11,359	10,280,074	(10,000)	(10,020,976)	260,457

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2001)	3,760,716	3,760	1,431,466	-	-	1,435,226
Shares issued for services rendered
in prior years	20,000	20	(20)	-	-	-
Shares issued for services rendered	80,000	80	63,920	-	-	64,000
Shares issued for fractional shares
resulting from reverse stock split	10	-	-	-	-	-
Stock based compensation	-	-	39,409	-	-	39,409
Deferred stock-based compensation	-	-	(10,000)	10,000	-	-
Loss for the year	-	-	-	-	(1,578,590)	(1,578,590)

Balance, December 31, 2002	15,219,394	15,219	11,804,849	-	(11,599,566)	220,502
Common stock transactions
(net of share issue costs)
Shares issued for promissory notes
payable	2,354,621	2,355	586,300	-	-	588,655
Shares issued for services rendered	20,000	20	5,380	-	-	5,400
Shares issued on exercise of employee
stock options	107,000	107	21,293	-	-	21,400
Shares issued for finders fees	482,000	482	(482)	-	-	-
Compensatory benefit of warrants
issued to contractors	-	-	189,521	-	-	189,521
Cash paid for finders fee	-	-	(26,250)	-	-	(26,250)
Loss on settlement of debt	-	-	741,705	-	-	741,705
Value of debenture beneficial conversion
feature	-	-	1,724,997	-	-	1,724,997
Debenture issue expenses	-	-	(19,379)	-	-	(19,379)
Loss for the year	-	-	-	-	(2,886,632)	(2,886,632)

Balance, December 31, 2003	18,183,015	$18,183	$15,027,934	$-	$(14,486,198)	$559,919

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Consolidated Statements of Cash Flows (Expressed in United States dollars)

	Years ended December 31,

	2003	2002	2001

Cash flows from operations:
Loss for the period	$(2,886,632)	$(1,578,590)	$(1,856,530)
Items not involving cash:
Amortization	59,990	78,579	113,327
Bad debt	-	68,251	-
Loss on settlement of debt	741,705	-	-
Loss on disposal of fixed assets	-	-	42,968
Shares issued for services rendered	5,400	64,000	40,000
Stock based compensation	-	39,409	2,000
Compensatory benefit of warrants issued to contractor	189,521	-	-
Interest on promissory notes	29,501	-	-
Changes in non-cash operating working capital:
Inventory	(14,973)	34,208	(32,098)
Accounts receivable	137,760	(194,971)	(65,337)
Prepaid expenses	(1,528)	4,972	(18,126)
Deferred cost of sales	1,488	6,277	(7,765)
Accounts payable and accrued liabilities	27,663	(46,006)	76,978
Accrued interest on convertible debentures	29,945	-	-
Accrued interest accretion on debenture beneficial
conversion feature (note 7)	135,043	-	-
Deferred leasehold inducements	49,629	-	-
Deferred revenue	(51,515)	47,968	32,500

Net cash used in operations	(1,547,003)	(1,475,903)	(1,672,083)

Cash flows from investments:
Deposit on lease	(16,000)	-	2,297
Purchase of short-term investments	-	-	6,929
Purchase of fixed assets	(7,136)	(9,515)	(154,447)

Net cash used in investments	(23,136)	(9,515)	(145,221)

Cash flows from financing:
Promissory notes payable (note 6)	809,154	-	-
Promissory notes repayment (note 6)	(250,000)	-	-
Due from related companies	-	-	28,010
Convertible debenture payable (note 7)	1,725,000	-	-
Debenture issue costs	(45,629)	-	314,516
Common shares issued, net of issue costs	21,400	1,435,226	677,085

Net cash provided by financing	2,259,925	1,435,226	1,019,611

Increase (decrease) in cash and cash equivalents	689,786	(50,192)	(797,693)

Cash and cash equivalents, beginning of period	51,688	101,880	899,573

Cash and cash equivalents, end of period	$741,474	$51,688	$101,880

Supplemental information:
Non-cash financing activities:
Shares issued for services rendered	$5,400	$64,000	$40,000
Shares issued for satisfaction of legal claim	$-	-	$400,000
Shares issued for promissory notes payable	1,330,360	-	-
Shares issued for promissory notes receivable	$-	-	$200,000
Fair value of debenture beneficial conversion feature	$1,724,997	-	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

1.	Description of business and future operations:

Braintech, Inc. (the "Company") was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech Inc. and began operations as a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the year ended December 31, 2003, 82% of sales revenue (2002 - 83%; 2001 - 100%) was generated from a single customer.

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. Past equity financings from related parties are detailed in note 8(d). The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its strategic sales alliances with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company's intention to focus on developing this alliance and on becoming their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position and anticipated financings (notes 7 and 16), the Company believes that its present and anticipated cash resources from operations and equity and/or debt financings will be sufficient to pay ongoing cash operating expenses until approximately September 30, 2004. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of September 2004, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):
	(b)	Cash and cash equivalents:

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
	(f)	Warranty costs:
The Company accrues warranty costs based on management's best estimate.
	(g)	Fixed assets:
Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

		Asset	Basis	Rate

		Furniture and fixtures	declining-balance	20%
		Computer equipment	straight-line	33 1/3%
		Computer software	straight-line	50%
		Leasehold improvements	straight-line	lease term

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):
	(h)	Impairment or disposal of long-lived assets:

The Company adopted the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale should be considered held and used until they are disposed of. Long-lived assets to be disposed of by sale should be measured at the lower of its carrying amount or fair value less cost to sell. For the purpose of the Company's 2003 consolidated financial statements, the adoption of SFAS No. 144 did not involve material changes to the methodology that was applied under the previous accounting standard.

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):
(k)	Stock-based compensation (continued):

Years ended December 31,
2003	2002	2001

Net loss as reported	$(2,886,632)	$(1,578,590)	$(1,856,530)
Stock-based employee
compensation cost included
in the determination of loss	-	39,409	2,000
Stock-based employee
compensation if fair-value
based method applied	(472,658)	(152,056)	(46,388)

Pro forma loss as if fair-value based
method had been applied	$(3,359,290)	$(1,691,237)	$(1,900,918)

Basic and diluted loss per share
As reported	$(0.19)	$(0.13)	$(0.18)
Pro forma	$(0.22)	$(0.14)	$(0.18)

The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Options

Interest rate	Term	Volatility
Years ended:
December 31, 2003	1.90%	2 years	255%
December 31, 2002	2.75%	2 years	80%
December 31, 2001	4.07%	2 years	80%

Weighted average exercise price December 31,	Weighted average fair value December 31,

2003	2002	2001	2003	2002	2001

Exercise price is less than
fair value on grant date	$-	$-	$-	$-	$-	$-
Exercise price exceeds fair
value on grant date	0.56	0.28	1.25	0.51	0.09	0.24

$0.56	$0.28	$1.25	$0.51	$0.09	$0.24

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

2.	Significant accounting policies (continued):
	(l)	Income taxes:

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
As the effect of outstanding options and warrants is anti-dilutive, diluted loss per share does not differ from basic loss per share.
The number of shares used to calculate loss per share for the years ended December 31, 2003, 2002 and 2001 was reduced by 300,000 shares in each year for shares issued and held by the Company.
	(n)	Comprehensive income:
Net income for the Company is the same as comprehensive income.
	(o)	Comparative figures:
The Company has reclassified certain of the figures presented for comparative purposes to conform to the financial statement presentation adopted in the current year.
	(p)	Deferred leasehold inducements:
Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

3.	Related party balances and transactions:
	(a)	Due from (to) related companies:

During the period from inception to December 31, 2001, the Company had several transactions with Sideware Systems Inc. ("Sideware"). Sideware was under the direction of common directors and principal shareholders.

Transactions with Sideware during the period from inception to December 31, 2001 have been as follows:

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

3.	Related party balances and transactions (continued):
	(a)	Due from (to) related companies (continued):
	(i)	Cost sharing agreement:

The Company previously shared all of its office premises and some personnel with Sideware. In June 2001, Sideware vacated the premises, and entered into an agreement to surrender a portion of the premises to a third party. Effective July 15, 2001, the Company returned to the original office premises previously shared with Sideware. The Company currently occupies the remainder of the premises. The annual rent for the Company's portion of the premises was approximately $112,000 per year. The lease expired August 31, 2003.

As co-covenantor on the original lease, the Company could have been legally responsible for rent relating to the portion of the premises that has been surrendered to a third party, if both Sideware and the third party failed to pay that rent. The legal responsibility under the co-covenantor provisions terminated on August 31, 2003.

	(ii)	Purchase of computer equipment:
		During the year ended December 31, 2001, the Company purchased computer equipment from Sideware at a cost of approximately $21,000.
	(b)	Transactions with directors and officers:

During the year, the Company was charged nil (2002 - $54,885; 2001 - $136,157) for legal services provided by a former director. This arrangement for the provision of legal services by the director was terminated effective June 30, 2002. These charges are included in selling, general and administrative expenses. Equity financings with directors and officers are detailed in note 8.

4.	Fixed assets:

	December 31, 2003	Cost	Accumulated amortization	Net book value

	Furniture and fixtures	$80,581	$41,571	$39,010
	Computer equipment	175,888	164,908	10,980
	Computer software	33,893	30,754	3,139
	Leasehold improvements	20,538	20,538	-

		$310,900	$257,771	$53,129

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

4.	Fixed assets (continued):

	December 31, 2002	Cost	Accumulated amortization	Net book value

	Furniture and fixtures	$75,568	$32,114	$43,454
	Computer equipment	173,765	125,953	47,812
	Computer software	33,893	26,181	7,712
	Leasehold improvements	20,538	13,533	7,005

		$303,764	$197,781	$105,983

	During the year ended December 31, 2001, the Company wrote down fixed assets by $42,968 to reflect the lower of cost and fair market value.

5.	Deferred lease inducements:

			2003	2002

	Leasehold inducements received during the period		$54,428	$-
	Amortization		(4,799)	-

	Balance, end of period		$49,629	$-

6.	Promissory notes payable:
	In January and March, 2003, the Company's Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%.

Between April 12, 2003 and July 29, 2003, the Company's Chief Executive Officer advanced a further CAD $833,000 ($594,355) to the Company. These additional financings bore interest at 8% per annum and were repayable on demand. A general security agreement covering all of the Company's real, personal and intangible property was pledged as security for the additional advances.

The agreements governing the issuance of the convertible debentures (note 7) provided that the general security agreement pledged as security for the promissory notes issued to the Company's Chief Executive Officer be discharged, provided that $250,000 of the proceeds be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003, the remaining $200,000 was repaid.

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

6.	Promissory notes payable (continued):
All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued.

On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. The face value of the debt plus accrued interest is compared to the fair market value of the cash and equity received by the Chief Executive Officer and a gain or loss is recognized. Accordingly the Company has recorded a loss on settlement of debt in the amount of $741,705.

7.	Convertible debentures:

On September 25, 2003, the Company executed a funding term sheet whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures. A general security agreement covering all of the Company's real, personal and intangible property is pledged as security for the debentures. The debentures are to mature on August 25, 2006 and bear interest at eight percent (8%) per annum. All convertible debentures rank pari passu with all convertible debentures to be issued pursuant to the term sheet. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

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

On September 5, 2003, in accordance with the terms of a Securities Purchase Agreement, the Company issued a convertible debenture in the amount of $750,000. A finder's fee was paid to a person related to the investor by way of issuance of 150,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized in stockholders' equity. An additional finder's fee was paid to an unrelated third party by payment of $26,250 cash and the issuance of 105,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the finder's fees has been recognized in stockholders' equity.

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

7.	Convertible debentures (continued):

On October 1, 2003, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $400,000. A finder's fee was paid to one of the investors by way of issuance of 112,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized in stockholders' equity.

On December 10, 2003, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $575,000. A finder's fee was paid to one of the investors by way of issuance of 115,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized in stockholders' equity.

The balance of the convertible debentures to be issued pursuant to the September 25, 2003 term sheet are subject to an investor option to purchase convertible debentures up to an aggregate principal amount of $500,000 on or before March 1, 2004 (note 16).

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. As no conversions occurred through December 31, 2003, no amount has been expensed in the financial statements.

Because the conversion price was less than the closing trading prices of the Company's shares on the dates of issuance, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at December 31, 2003 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$1,725,000
	Beneficial conversion feature allocated to additional paid-in capital	(1,724,997)
	Beneficial conversion feature accreted to convertible debentures	135,043
	Accrued interest payable	29,945

	Convertible debentures at December 31, 2003	$164,991

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

8.	Common stock:
(a)

At a special meeting of shareholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

(b)

Of the common stock issued at December 31, 2003, 3,156,621 shares (2002 - 4,160,716; 2001 - 2,538,801) are subject to trading restrictions of up to one year following issue unless a registration statement is filed qualifying the shares for distribution. These include the 300,000 shares retained by the Company, as described in note 8(c).

(c)

In 1993, 1,100,000 common stock were issued for technology and recorded at a par value of $1,100. 300,000 of these shares have been retained by the Company because the development of the technology was not completed.

(d)

During the year ended December 31, 2003, 79% (2002 - 87%; 2001 - 15%) of the common share issuances were with a director and the Chief Executive Officer and nil (2002 - 10%; 2001 - 15%) were with a former director of the Company. Except for the 2,354,621 common shares issued to a director and the Chief Executive Officer at a deemed price of $0.25 per unit (note 6), the private placements completed during 2003, 2002, and 2001 were at fair market value determined by the trading price of the Company's common stock on the date of the private placement.

	(e)	Promissory notes receivable:

In conjunction with a private placement completed during the first quarter of 2001, a director and Chief Financial Officer of the Company issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share at $0.75 per share until February 28, 2004. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

8.	Common stock (continued):
	(e)	Promissory notes receivable (continued):

In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders' equity. Each common share purchase warrant entitles the holder to purchase one additional share at $0.75 per share until February 28, 2004. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

	(f)	Stock options:

The Company has reserved 1,500,000 common shares pursuant to the 1997 Stock Option Plan, 1,500,000 common shares pursuant to the 2000 Stock Option Plan and 2,500,000 common shares pursuant to the 2003 Stock Option Plan. Subject to the requirements of any stock exchange on which the Company's shares are listed, the Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 1997 and 2000 plans and the Company's Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 plan.

		(i)	A summary of the Company's stock option activity is as follows:

				Number of shares	Weighted Average exercise price

			Balance, December 31, 2000	950,800	$1.13
			Options granted	208,000	1.25
			Options exercised	-	-
			Options cancelled/expired	(98,300)	1.20

			Balance, December 31, 2001	1,060,500	1.14
			Options granted	1,219,000	0.28
			Options exercised	-	-
			Options cancelled/expired	(464,000)	1.06

			Balance, December 31, 2002	1,815,500	0.59
			Options granted	940,000	0.55
			Options exercised	(107,000)	0.20
			Options cancelled/expired	(118,500)	0.83

			Balance, December 31, 2003	2,530,000	$0.57

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

8.	Common stock (continued):
	(f)	Stock options (continued):
		(ii)	Additional information regarding options outstanding as at December 31, 2003 is as follows:

				Outstanding			Exercisable

			Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise Price

			$ 0.00 - 0.25	964,000	3.94	$ 0.20	653,500	$ 0.20
			$ 0.26 - 0.50	120,000	4.26	0.40	30,000	0.40
			$ 0.51 - 0.75	875,000	4.70	0.60	50,000	0.75
			$ 0.76 - 1.00	108,000	1.28	0.95	89,250	0.98
			$ 1.01 - 1.25	463,000	2.05	1.25	454,250	1.25

				2,530,000	3.76	$ 0.57	1,277,000	$ 0.65

9.	Share purchase warrants:

During the year ended December 31, 2001, in conjunction with the private placements, the Company issued 1,066,902 common share purchase warrants (each purchaser received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at $1.00 per share for 1,037,356 of the warrants and at $1.35 per share for 29,546 of the warrants. None of the warrants were issued to employees, officers or directors in their capacity as such. At a directors' meeting held June 27, 2002, the Company extended the expiry date on these share purchase warrants to August 31, 2002 and reduced the exercise price to $0.75 per share, which was the market value of the Company's common shares on June 27, 2002. At a directors' meeting held August 28, 2002, the Company further extended the expiry date on these share purchase warrants to February 28, 2003 and by a directors' resolution dated March 20, 2003, the Company further extended the expiry date to February 28, 2004. No warrants were cancelled, exercised or expired during the year ended December 31, 2003.

During the year ended December 31, 2002, in conjunction with the private placements the Company issued 1,880,358 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at prices of $0.20 to $1.00 per share. By a directors resolution dated March 20, 2003, the Company extended the expiry date of 564,319 of the warrants to February 28, 2004 and by a directors' resolution dated November 5, 2003, the Company extended the expiry date of the share purchase warrants which expired on October 28, 2003 to October 28, 2005 and extended the expiry date of the share purchase warrants which were to expire on December 17, 2003 to December 17, 2005. The Company's Chief Executive Officer and a former director hold all of the share purchase warrants issued during the year ended December 31, 2002. No warrants were cancelled, exercised or expired during the year ended December 31, 2003.

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

9.	Share purchase warrants (continued):

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

As partial consideration for finder's fees relating to the issuance of convertible debentures (note 7), the Company issued a total of 241,000 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

Pursuant to the agreements governing the issuance of convertible debentures (note 7), the Company executed a consulting agreement with one of the investors for strategic introductions and general consulting in the manufacturing industry. The consulting agreement is for a period of two (2) years commencing December 22, 2003. As consideration for entering into the consulting agreement the Company issued 500,000 share purchase warrants exercisable at $0.45 per share for a period of five (5) years. The fair value of the warrants ($185,400) has been recorded as an expense and additional paid-in capital in the year ended December 31, 2003. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.84%, and an expected term of 2 years.

On November 5, 2003, as partial repayment of the promissory notes payable (note 6), the Company issued to its Chief Executive Officer, 1,177,310 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

Of all of the warrants outstanding at December 31, 2003, 3,524,658 were held by the Company's Chief Executive Officer (2002 - 2,347,348, 2001 - 166,667).

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

9.	Share purchase warrants (continued):
	A summary of the Company's share purchase warrants outstanding as at December 31, 2003, 2002, and 2001 is as follows:

	2003	Expiry	Exercise
	Number of warrants	date	price

	1,066,902	February 28, 2004	$0.75
	564,319	February 28, 2004	$1.00
	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45

	5,515,570		$0.51

	2002	Expiry	Exercise
	Number of warrants	date	price

	1,066,902	February 28, 2003	$0.75
	564,319	April 17, 2003	$1.00
	427,797	October 28, 2003	$0.85
	133,553	October 28, 2003	$0.36
	500,000	October 28, 2004	$0.31
	148,667	December 17, 2003	$0.32
	113,740	December 17, 2003	$0.26
	203,820	December 17, 2003	$0.20
	288,462	December 17, 2003	$0.25

	3,447,260		$0.62

	2001	Expiry	Exercise
	Number of warrants	date	price

	330,001	February 25, 2002	$1.00
	430,001	March 14, 2002	$1.00
	277,354	June 29, 2002	$1.00
	29,546	August 29, 2002	$1.35

	1,066,902		$1.01

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

10.	Income taxes:
	Income taxes attributable to net loss in these financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 35.6% (2002 - 37.6%) as follows:

		2003	2002

	Expected tax recovery	$1,028,000	$594,000
	Tax effect of:
	Loss of foreign parent taxed at lower rates	(11,000)	(3,000)
	Other non-deductible expenses	(3,000)	(3,000)
	Change in valuation allowance	(1,014,000)	(588,000)

		$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

	The Company's deferred income tax assets are comprised of the following at December 31:

		2003	2002

	Net deferred tax assets and liabilities:
	Net operating loss carryforwards and other
	timing differences	$4,436,000	$3,518,000

	Total deferred tax assets	4,436,000	3,518,000

	Valuation allowance	(4,436,000)	(3,518,000)

	Net deferred tax assets	$-	$-

	At December 31, 2003, management believes that sufficient uncertainty exists as to whether or not the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2003, the Company had net operating loss carryforwards of $7,795,000 available to offset taxable income earned in Canada and $4,117,000 available to offset taxable income earned in the United States. The Canadian losses expire between 2004 and 2010 and the United States losses expire between 2009 and 2023.

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

11.	Commitments:
	The Company has obligations under operating lease arrangements which require the following minimum annual payments:

	Year ending December 31:

	2004			$149,637
	2005			170,395
	2006			167,402
	2007			165,152
	2008			109,602

				$762,188

12.	Selling, general and administrative expenses:
	Selling, general and administrative expenses are comprised of the following:

		Years ended December 31,
		2003	2002	2001

	Compensatory benefit of employee
	stock options	$-	$-	$2,000
	Salaries and benefits	908,211	710,610	649,870
	Marketing	238,414	290,083	173,407
	Legal and audit	137,092	156,093	245,450
	Rent and facilities	151,792	140,698	93,708
	Other	237,232	228,162	298,502

		$1,672,741	$1,525,646	$1,462,937

13.	Financial instruments:
(a)		Fair values of financial instruments:

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

13.	Financial instruments (continued):
(c)	Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As at December 31, 2003, one customer represented 100% of outstanding trade accounts receivable, which was fully collected subsequent to December 31, 2003 (2002 - 100%). Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of its current customers. The Company's customers are currently concentrated in Canada. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Effect of foreign
Beginning	Recoveries	exchange on	End of
of year	Charged to	and	conversion	year
balance	expenses	write-offs	to US$	balance
Allowance for doubtful accounts
Year ended December 31,2003	-	-	-	-	-
Year ended December 31,2002	$-	$68,251	$(67,195)	$(1,056)	$-
Year ended December 31,2001	-	-	-	-	-

14.	Unaudited interim financial information:
The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters (in thousands):

Fiscal 2003 Quarter End

December 31	September 30	June 30	March 31

Revenues	57	56	25	75
Gross margin	53	41	24	72
Net loss for the period	(1,555)	(428)	(565)	(339)
Net loss per share	(0.09)	(0.03)	(0.04)	(0.02)

Fiscal 2002 Quarter End

December 31	September 30	June 30	March 31

Revenues	191	155	106	8
Gross margin	181	144	93	6
Net loss for the period	(253)	(396)	(342)	(588)
Net loss per share	(0.02)	(0.03)	(0.03)	(0.05)

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

15.	Contingency:

An organization representing software licensors is currently making enquiries regarding the Company's potential use of unlicensed software. The Company is currently reviewing its compliance with the software license agreements. As the outcome of this enquiry is indeterminate, no amount has been accrued in the financial statements.

16.	Subsequent events:
Subsequent to December 31, 2003, 1,066,902 share purchase warrants exercisable at $0.75 and 564,319 share purchase warrants exercisable at $1.00 expired on February 28, 2004 without being exercised.
At a meeting held March 15, 2004, the directors resolved to extend the investor option to purchase convertible debentures up to an aggregate amount of $500,000 from March 1, 2004 to April 15, 2004.

17.	Recent accounting pronouncements:
(a)

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 has had no material impact on its financial condition or results of operations.

(b)

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

BRAINTECH, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)
Years ended December 31, 2003, 2002 and 2001

17.	Recent accounting pronouncements (continued):
(c)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees

The following table sets forth certain information, as of March 24, 2004, with respect to our directors, executive officers and key employees.

Name	Age	Position
Owen L.J. Jones	52	Director, and Chief Executive Officer
Babak Habibi	33	Director, President, and Chief Operating Officer
Edward A. White	59	Director, Chief Financial Officer, Treasurer, and Secretary
Lionel Dodd*	64	Director
James L. Speros*	45	Director
Robert Gayton*	64	Director
George Joseph	58	Director

* Denotes member of the audit committee.

The board of directors has determined that Robert Gayton, Chairman of the Audit Committee, is a financial expert in accordance with the SEC definition of that term and that he is independent as that term is used under the Exchange Act.

Owen L.J. Jones has been our Chief Executive Officer and a Director since December 1993. Between May 1995 and November 30, 2000, Mr. Jones divided his time and effort between our affairs and the affairs of Sideware Systems Inc. Mr. Jones resigned as the President of Sideware Systems Inc. on October 16, 2000, and as a director of Sideware Systems Inc. on November 30, 2000. Mr. Jones now works full time for Braintech, Inc. Mr. Jones is not a director of any other public companies.

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

Robert Gayton was appointed as a Director on March 31, 2003. Mr. Gayton has been a member of the Institute of Chartered Accountants of B.C. since 1962 and has been elected as a Fellow of both the B.C. and Ontario Institutes. In 1973, Mr. Gayton obtained a Ph.D. in Business at the University of California, Berkeley. Mr. Gayton is currently an officer and /or director of Intrinsyc Software Inc. (TSX:ICS), Western Copper Holdings Limited (TSX:WTC, AMEX:WTZ), Quaterra Resources Inc. (TSX-V:QTA), XML Global Technologies Inc. (OTC-BB:XMLG), and Doublestar Resources Ltd. (TSX-V:DSR).

George J. Joseph was appointed as a director on December 19, 2003. Mr. Joseph is a retired Director of Global Business Development for Ford Motor Company specializing in technology acquisitions. He has led the formation of strategic alliances and acquired technology-rich companies in a variety of disciplines in the automotive sector. In addition, he managed the formation of a telematics joint venture with a global telecommunications and vehicle positioning technology partner to service Ford's 6 million annual vehicle production fleet. He has held a board of director's position in Zebra Imaging, a 3-D technology firm from 1998-2003. He is presently a partner in a regional venture capital firm, holds an MBA and has 35 years of experience in Ford's central finance and business development activities.

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

Compliance With Section 16(a) of the Exchange Act

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

To the best of our knowledge, all executive officers, directors, and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Babak Habibi	1 (3)	1 (3)	Nil
Owen Jones	1 (3)	1 (3)	Nil
Lionel Dodd	1 (2)	1 (2)	Nil
Robert Gayton	1 (2)	1 (2)	Nil

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

Code of Ethics

On January 29, 2003 our Board of Directors adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees.

ITEM 10. EXECUTIVE COMPENSATION

During our last completed fiscal year our only named executive officer was our Chief Executive Officer. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payouts
					Restricted Stock Awards	Securities Underlying Options/SARs
Owen Jones President, CEO and Director	2003 2002 2001	35,500 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 200,000 Nil	Nil Nil Nil	Nil Nil Nil

The following table sets forth information on grants of stock options to our Chief Executive Officer during our last fiscal year:

Option / SAR Grants in Last Fiscal Year

Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price	Expiration Date	Grant date present value(1)
Owen Jones	Nil

(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

The following table sets out the options exercised by our Chief Executive Officer during the last fiscal year.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARs at end of fiscal year	Value of unexercised in-the-money options/SARs at end of fiscal year
			Exercisable/Unexercisable	Exercisable/Unexercisable
Owen Jones	Nil	Nil	185,500(1) / 60,000	$35,000(2)/ $15,000

(1) The total of 245,500 options granted to Mr. Jones represents , 5,500 options granted to Mr. Jones during the fiscal year ended December 31, 1999, 40,000 options granted to Mr. Jones during the fiscal year ended December 31, 2000, and 200,000 options granted to Mr. Jones during the fiscal year ended December, 31, 2002.

(2) The closing price for our shares on the OTC-Bulletin Board as of December 31, 2003 was $0.45.

Compensation to our Directors

We currently provide the following compensation to our directors:

Owen Jones. Between January 1, 2001 and August 31, 2003, Mr. Jones worked for us without salary. On October 17, 2002, we issued 500,000 common share purchase warrants to Mr. Jones in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles him to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002. The fair value of the warrants as calculated by the Black-Scholes option-pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002. Commencing September 1, 2003, Mr. Jones receives a salary of $8,875 per month from us. Mr. Jones receives no other compensation from us or any of our subsidiaries.

Babak Habibi. Mr. Habibi receives a salary of $7,100 per month from us. Mr. Habibi also holds stock options as listed in the table below. Mr. Habibi receives no other compensation from us or any of our subsidiaries.

Edward A. White. Mr. White receives a salary of $7,100 per month from us. Mr. White also holds stock options as listed in the table below. Mr. White receives no other compensation from us or any of our subsidiaries.

James L. Speros. Mr. Speros holds stock options as listed in the table below. Mr. Speros receives no other compensation from us or any of our subsidiaries.

Lionel Dodd. Mr. Dodd holds stock options as listed in the table below. Mr. Dodd receives no other compensation from us or any of our subsidiaries.

Robert Gayton. Mr. Gayton holds stock options as listed in the table below. Mr. Gayton receives no other compensation from us or any of our subsidiaries.

The aggregate amount of cash remuneration that we paid to our directors as a group, was approximately $206,000 during the fiscal year ended December 31, 2003. None of our directors receive any pension plan or similar benefits.

Stock options granted to our Directors

The following table shows the stock options held by our directors and officers as at December 31, 2003.

Name	Options Granted	Number Exercised	Number Outstanding	Exercise Price	Market Value of Underlying Shares at Date of Grant	Expiry Date (m/d/y)
Owen Jones	200,000 40,000 5,500	Nil Nil Nil	200,000 40,000 5,500	$0.20 $1.25 $1.00	$0.20 $1.00 $0.95	12/01/07 11/30/05 04/19/04
Babak Habibi	500,000 150,000 80,000 20,000	Nil Nil Nil 7,000	500,000 150,000 80,000 13,000	$0.60 $0.20 $1.25 $1.00	$0.60 $0.15 $1.00 $0.95	11/04/08 12/16/07 11/30/05 04/19/04
James Speros	50,000 60,000	Nil Nil	50,000 60,000	$0.20 $1.00	$0.20 $0.95	12/01/07 04/19/04
Edward A. White	150,000 100,000	Nil Nil	150,000 100,000	$0.20 $1.25	$0.15 $1.00	12/16/07 11/30/05
Lionel Dodd	100,000	Nil	100,000	$0.75	$0.60	07/31/07
Robert Gayton	100,000	Nil	100,000	$0.40	$0.30	03/31/08

Mr. Habibi exercised options to acquire 7,000 shares at $1.00 per share in January 2000.

We do not have a long-term incentive plan, and have not granted any stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,530,000	$0.57	1,863,800
Equity compensation plans not approved by security holders	941,000	$0.49	Nil
Total	3,471,000	$0.55	1,863,800

The following table shows certain information regarding beneficial ownership of common stock, as of March 24, 2004 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(1)

Owen L.J. Jones*(2) 309 - 9th Avenue New Westminster, B.C. Canada V3L 2A2	9,626,141	45.12%
Babak Habibi*(3) 3308 Manning Crescent North Vancouver, B.C. Canada V7H 2R6	375,334	2.03%
James L. Speros*(4) 6420 Grovesdale Drive Alexandria, Virginia USA 22310	95,000	0.52%
Edward A. White*(5) 416-5 K de K Court New Westminster, B.C. Canada V3M 6B6	338,334	1.84%
Lionel Dodd*(6) 3508 Mathers Avenue West Vancouver, B.C. Canada V7V 2K9	75,000	0.41%
Robert Gayton*(7) 5145 Ashfeild Road West Vancouver, B.C. Canada V7W 2X4	50,000	0.27%
George Joseph*(8) 256 Chestnut Circle Bloomfield Hills, Michigan USA 48034-2104	75,000	0.41

All executive officers and directors as a group (7 Persons)(9)	10,634,809	48.17%

* Denotes Director of the Company

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 185,500 shares issuable pursuant to stock options and 2,941,324 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days. Figures stated for Mr. Jones exclude 333,334 shares owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(3) Includes 242,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(4) Includes 95,000 shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 205,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(6) Includes 75,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(7) Includes 50,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(8) Includes 50,000 shares issuable on conversion of debentures and 25,000 shares issuable on exercise of warrants (the warrants being issuable on conversion of debentures), all being exercisable within 60 days.

(9) Includes 852,500 shares issuable pursuant to stock options, 2,941,324 shares issuable pursuant to share purchase warrants, 50,000 shares issuable on conversion of debentures and 25,000 shares issuable on exercise of warrants (the warrants being issuable on conversion of debentures), all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions involving Directors

Transactions within the last three years of which our directors have an interest are as follows:

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland, a former director, is a partner. During the year ended December 31, 2003, we were charged nil (2002 - $54,885; 2001 - $136,157) for legal services provided by a former director. This arrangement for the provision of legal services by the director was terminated effective June 30, 2002. These charges are included in selling, general and administrative expenses.

During our last three fiscal years and to March 24, 2004 Grant Sutherland, a former director, has directly or indirectly participated in the following securities transactions:

  Beau J Holdings Ltd., a private company owned by Mr. Sutherland purchased 333,334 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2000 and the first quarter of 2001. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the holder to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised;

  Beau J Holdings Ltd. purchased 295,304 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2001 and first quarter of 2002. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the holder to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004. These warrants expired on February 28, 2004 without being exercised;

  Beau J Holdings Ltd. Purchased 104,050 shares at a price of $0.60 per share in a private placement conducted in last quarter of 2002. For each two shares purchased, Beau J Holdings Ltd. received one share purchase warrant, which entitles the holder to purchase one additional share for one year at $0.85 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 28, 2005.

During our last three fiscal years and to March 24, 2004 Owen Jones, a director and our Chief Executive Officer, has directly participated in the following securities transactions:

  Purchased 333,334 shares at a price of $0.75 per share in a private placement conducted in last quarter of 2000 and first quarter of 2001. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised;

  Purchased 833,334 shares at a price of $0.75 per share in a private placement conducted in the last quarter of 2001 and first quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004. These warrants expired on February 28, 2004 without being exercised;

  Purchased 751,544 shares at a price of $0.60 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.85 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 28, 2005;

  Purchased 267,106 shares at a price of $0.31 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.36 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 28, 2005;

  Purchased 297,334 shares at a price of $0.27 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.32 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2005;

  Purchased 227,480 shares at a price of $0.21 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.26 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2005;

  Purchased 407,640 shares at a price of $0.15 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2005;

  Purchased 576,924 shares at a price of $0.20 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.25 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2005;

In January and March 2003, our Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355). These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of our real, personal and intangible property was pledged as security for the additional advances. The agreements governing the issuance of the convertible debentures (see below) provide that the general security agreement pledged as security for the promissory notes issued to the Chief Executive Officer be discharged, provided that $250,000 of the proceeds from the convertible debentures be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. We considered the value of $0.25 per unit to be the fair market of the shares and share purchase warrants which form the units, because that was the value we negotiated with independent third parties to be the conversion price of the convertible debentures that were assuming a position similar to the promissory notes being repaid. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003 a further $200,000 was repaid. All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued. On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. A gain or loss for accounting purposes was recognizable on settlement to the extent that the carrying value of the debt plus accrued interest is compared to the fair value of the cash and equity, based on the trading price on the date the Company committed to the issuance of the convertible debentures, received by the Chief Executive Officer. Accordingly we have recorded a loss on settlement of debt in the amount of $741,705.

In June 2001, Judy Jones, wife of Owen Jones, acquired 333,334 shares at a price of $0.75 per share in a private placement. For each two shares purchased, Mrs. Jones received one share purchase warrant, which entitles her to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised.

In March 2001, Edward White acquired 133,334 shares at a price of $0.75 in a private placement. Mr. White provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is February 27, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. White received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised. If Mr. White fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

In June 2001, Babak Habibi acquired 133,334 shares at a price of $0.75 in a private placement. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is June 26, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. Habibi received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

On December 10, 2003 George Joseph, who was appointed as a director effective December 19, 2003, purchased convertible debentures in the amount of $12,500. The debentures are to mature on August 25, 2006 and bear interest at eight percent (8%) per annum. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Corporate Governance Guidelines
65
10.9(10)	Loan Agreement
10.10(10)	General Security Agreement
10.11(10)	Service Agreement with Elite Financial Communications Group
10.12(10)	2003 Stock Option Plan
10.13(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.14(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech's Technologies
11.1	Computation of net loss per share
14(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
23	Consent Letter from the Auditor dated March 24, 2004
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

(1) Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.

(2) Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.

(3) Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.

(4) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2000.

(5) Exhibit already on file - exhibit to our Form S-1/A registration statement filed July 3, 2001.

(6) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001

(7) Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.

(8) Exhibit already on file - exhibit to our Form 8-K filed September 9, 2002.

(9) Exhibit already on file - exhibit to our Form 10KSB for the year ended December 31, 2002.

(10) Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended March 31, 2003.

(11) Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended September 30, 2003.

(12) Exhibit already on file - exhibit to our Form 8-K filed March 9, 2004.

REPORTS ON FORM 8-K

On March 9, 2004, we filed a report on Form 8-K containing the Exclusive Channel Partner Agreement For The Licensing of Braintech's Vision Guided Robotics Technologies and Software Products Between Braintech Canada, Inc. and ABB Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Fees for audit services totalled $65,462 for the year ended December 31, 2003 and $46,150 for the year ended December 31, 2002, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totalled $3,550 for the year ended December 31, 2003, consisting of scoping and planning assistance with respect to Sarbanes-Oxley Section 404: Management's Assessment of Internal Control. Fees for audit-related services totalled $9,833 for the year ended December 31, 2002, consisting of review and analysis of significant new revenue contracts in accordance with SOP 97-2 and assistance in the preparation of Notice to Reader statements for each of the companies in the consolidated entity Braintech, Inc. and related Future Income Tax Disclosure in the consolidated financial statements.

Tax Fees

Fees for tax services totalled $1,242 for the year ended December 31, 2003, regarding activities in the United States. No fees for tax services were billed for the year ended December 31, 2002.

All Other Fees

No fees were billed by KPMG, LLP for professional services during the fiscal years ended December 31, 2002 and 2003 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, and scope and fee estimates. The independent auditor submits a written proposal that details audit and audit-related services. Audit fees are fixed and contained in the proposal.

There were no fees in 2003 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", "Audit-Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Owen L. J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2004
/s/ Babak Habibi Babak Habibi	President, Director	March 29, 2004
/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 29, 2004