Form 10QSB
period 2004-03-31
BRAINTECH INC
filed 2004-05-14
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,751,603 Common shares, par value $0.001, as at May 12, 2004.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 31

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis or Plan of Operation page 19

Item 3 Controls and Procedures page 29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 30

Item 2. Changes in Securities page 30

Item 3. Defaults upon Senior Securities page 30

Item 4. Submission of Matters to a Vote of Securities Holders page 30

Item 5. Other Information page 30

Item 6. Exhibits and Reports on Form 8-K page 31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at March 31, 2004 (unaudited) and December 31, 2003;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2003 and 2004;

(iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2004;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2004; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2003 and 2004.

Condensed Consolidated Financial Statements of (Expressed in United States dollars) BRAINTECH, INC. Three months ended March 31, 2004 and 2003 (Unaudited - Prepared by Management)

BRAINTECH, INC.
Condensed Consolidated Balance Sheets (Expressed in United States dollars)

	March 31, 2004	December 31, 2003

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$273,545	$741,474
Accounts receivable	303,466	61,175
Inventory	7,961	16,232
Prepaid expenses	42,360	40,803

	627,332	859,684

Fixed assets	48,211	53,129

	$675,543	$912,813

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$31,399	$40,627
Accrued liabilities	69,382	68,694
Deferred leasehold inducements (note 3)	62,932	49,629
Deferred revenue	43,600	28,953

	207,313	187,903
Non-current liabilities
Convertible debentures (note 5)	348,369	164,991

Total liabilities	555,682	352,894

Stockholders' equity
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
(December 31, 2003 - 40,000,000 shares)
Issued: 18,230,015 shares	18,230	18,183
(December 31, 2003 - 18,183,015)
Additional paid-in capital	15,048,693	15,027,934
Accumulated deficit	(14,947,062)	(14,486,198)

	119,861	559,919

	$675,543	$912,813

Subsequent events (note 10)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Operations (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Three Months ended March 31
	2004	2003

Sales	$286,264	$75,054
Cost of sales	16,330	2,771

Gross margin	269,934	72,283

Operating expenses:
Research and development	118,963	114,199
Selling, general and administration	428,469	296,391

	547,432	410,590

Operating loss	(277,498)	(338,307)

Non-operating:
Interest income	12	18
Interest on promissory notes	-	(1,081)
Interest on convertible debentures (note 5)	(34,320)	-
Beneficial conversion feature accreted
to convertible debentures (note 5)	(149,058)	-

	(183,366)	(1,063)

Loss for the period	$(460,864)	$(339,370)

Loss per share information:
Basic and diluted	$(0.03)	$(0.02)

Weighted average number of
common shares outstanding	17,899,575	14,919,394

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited - Prepared by Management) (Expressed in United States dollars)

			Additional paid-in capital	Accumulated deficit	Total stockholders equity

	Common stock
	Number of shares	Amount

Balance, December 31, 2003	18,183,015	$18,183	$15,027,934	$(14,486,198)	$559,919

Common stock transactions
(net of share issue costs)
Shares issued for cash on exercise
of employee stock options	47,000	47	9,353	-	9,400
Compensatory benefit of warrants
issued to a contractor			11,406	-	11,406
Loss for the period	-	-	-	(460,864)	(460,864)

Balance, March 31, 2004	18,230,015	$18,230	$15,048,693	$(14,947,062)	$119,861

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Cash Flows (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Three months ended March 31
	2004	2003

Cash flows from operating activities
Loss for the period	$(460,864)	$(339,370)
Items not involving cash:
Amortization	7,964	16,893
Compensatory benefit of warrants issued to
a contractor	11,406	-
Interest on promissory notes	-	1,081
Changes in non-cash operating working capital:
Inventory	8,271	(230)
Accounts receivable	(242,291)	191,472
Prepaid expenses	(1,557)	(5,525)
Deferred costs	-	1,488
Accounts payable and accrued liabilities	(8,540)	5,099
Accrued interest on convertible debentures	34,320	-
Accrued interest accretion on debenture beneficial
conversion feature	149,058	-
Deferred leasehold inducements	13,303	-
Deferred revenue	14,647	(19,927)

Net cash used in operating activities	(474,283)	(149,019)

Cash flows from investing activities
Purchase of fixed assets	(3,046)	-

Net cash used in investing activities	(3,046)	-

Cash flows from financing activities
Promissory notes payable	-	155,838
Common shares issued, net of issue costs	9,400	-
Share subscriptions received	-	-

Net cash provided by financing activities	9,400	155,838

Increase (decrease) in cash and cash equivalents	(467,929)	6,819

Cash and cash equivalents, beginning of period	741,474	51,688

Cash and cash equivalents, end of period	$273,545	$58,507

Supplemental information:
Non-cash financing and investing activities:
None	$-	$-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the three months ended March 31, 2004, 100% of sales revenue (2003 - 59%) was generated from a single customer.

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its exclusive channel partner agreement with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company's intention to focus on developing this partnership agreement and on being their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position and anticipated financings (notes 5 and 10), the Company believes that its present and anticipated cash resources from operations and equity and/or debt financings will be sufficient to pay ongoing cash operating expenses until approximately October 31, 2004. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of October 2004, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of presentation:
(a) Unaudited financial Information

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2003, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

2.	Basis of presentation (continued):
	(b)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Braintech Canada, Inc., incorporated under the Company Act of British Columbia on March 30, 1994. All material inter-company balances and transactions have been eliminated.

	(c)	Use of estimates:

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

	(d)	Loss per share:
The number of shares used to calculate loss per share for the three months ended March 31, 2004 and 2003 was reduced by 300,000 shares in each period for shares issued and held by the Company.
	(e)	Stock-based compensation:

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

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

2.	Basis of presentation (continued)
	(e)	Stock-based compensation (continued)

			Three Months Ended March 31,
			2004	2003

		Net loss for the period, as reported	$(460,864)	$(339,370)
		Add: Employee stock-based compensation
		expense, as reported	-	-
		Deduct: Total stock-based compensation expense
		determined under true value method	(51,625)	-

		Pro forma net loss	$(512,489)	$(339,370)

		Basic and diluted loss per share:
		As reported	$(0.03)	$(0.02)
		Pro forma	$(0.03)	$(0.02)

		The weighted average fair value of stock options granted during the three months ended March 31, 2004 was $0.45 per option. No stock options were granted during the three months ended March 31, 2003.

The fair value for the options granted during the three-month period ended March 31, 2004 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected volatility 256%, risk-free interest rate 1.66%, and an expected term of 2 years.

	(f)	Deferred leasehold inducements
		Leasehold inducement are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.
	(g)	Comparative figures:
		Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

3.	Deferred leasehold inducement:

		Three Months Ended March 31,
		2004	2003

	Balance, beginning of period	$49,629	$-
	Leasehold inducements received during the period	17,377	-
	Amortization	(4,074)	-

	Balance, end of period	$62,932	$-

4.	Promissory notes payable:
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

The agreements governing the issuance of the convertible debentures (note 5) provided that the general security agreement pledged as security for the promissory notes issued to the Company's Chief Executive Officer be discharged, provided that $250,000 of the proceeds be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003, the remaining $200,000 was repaid.

	All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued.

On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. The face value of the debt plus accrued interest is compared to the fair market value of the cash and equity received by the Chief Executive Officer and a gain or loss is recognized. Accordingly the Company recorded a loss on settlement of debt in the amount of $741,705.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

5.	Convertible debentures:

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

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

5.	Convertible debentures (continued):

The balance of the convertible debentures to be issued pursuant to the September 25, 2003 term sheet are subject to an investor option to purchase convertible debentures up to an aggregate principal amount of $525,000 on or before April 15, 2004 (note 10(c)).

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. As no conversions occurred through March 31, 2004, no amount has been expensed in the financial statements.

Because the conversion price was less than the closing trading prices of the Company's shares on the dates of issuance, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at March 31, 2004 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$1,725,000
	Beneficial conversion feature allocated to additional paid-in capital	(1,724,997)
	Beneficial conversion feature accreted to convertible debentures	284,101
	Accrued interest payable	64,265

	Convertible debentures at March 31, 2004	$348,369

6.	Shareholders' equity
	(a)

At a special meeting of stockholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

6.	Shareholders' equity (continued):
	(b)	Stock options:
		A summary of the Company's stock option activity is as follows:

			Number of shares	Weighted average exercise price

		Balance, December 31, 2003	2,530,000	$0.57
		Options granted	115,000	$0.48
		Options exercised	(47,000)	$0.20
		Options cancelled/expired	-	-

		Balance, March 31, 2004	2,598,000	$0.57

		Of those outstanding at March 31, 2004, 1,260,000 are exercisable (December 31, 2003 - 1,277,000).
7.	Share purchase warrants:

During the year ended December 31, 2001, in conjunction with the private placements, the Company issued 1,066,902 common share purchase warrants. By directors' resolutions, the expiry date of these warrants was extended to February 28, 2004. These warrants expired on February and none of these warrants were exercised prior to expiry.

During the year ended December 31, 2002, in conjunction with the private placements the Company issued 1,880,358 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at prices of $0.20 to $1.00 per share. By a directors resolution dated March 20, 2003, the Company extended the expiry date of 564,319 of the warrants to February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. By a directors' resolution dated November 5, 2003, the Company extended the expiry date of the share purchase warrants which expired on October 28, 2003 to October 28, 2005 and extended the expiry date of the share purchase warrants which were to expire on December 17, 2003 to December 17, 2005. None of these warrants have been exercised or cancelled

On October 17, 2002, the Company authorized the issuance of 500,000 common share purchase warrants to the Company's Chief Executive Officer pursuant to an agreement dated September 30, 2002, whereby the officer agreed to accept the warrants in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles the holder to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002, therefore the intrinsic market value of the warrants is nil. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

7.	Share purchase warrants (continued):

As partial consideration for finders' fees relating to the issuance of convertible debentures (note 5), the Company issued a total of 241,000 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

As partial consideration for an investor relations service agreement, the Company issued share purchase warrants as follows:
50,000 warrants exercisable at $0.50 vesting on April 8, 2003
50,000 warrants exercisable at $0.75 vesting on July 7, 2003
50,000 warrants exercisable at $1.00 vesting on October 6, 2003
50,000 warrants exercisable at $1.25 vesting on January 4, 2004

The fair value of the warrants ($4,121) has been recorded as an expense and additional paid-in capital in the year ended December 31, 2003. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 95%, risk free rate interest rate 2.61%, and an expected term of 1 year.

Pursuant to the agreements governing the issuance of convertible debentures (note 5), the Company executed a consulting agreement with one of the investors for strategic introductions and general consulting in the manufacturing industry. The consulting agreement is for a period of two (2) years commencing December 22, 2003. As consideration for entering into the consulting agreement the Company issued 500,000 share purchase warrants exercisable at $0.45 per share for a period of five (5) years. The fair value of the warrants ($185,400) has been recorded as an expense and additional paid-in capital in the year ended December 31, 2003. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.84%, and an expected term of 2 years.

On November 5, 2003, as partial repayment of the promissory notes payable (note 4), the Company issued to its Chief Executive Officer, 1,177,310 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

As consideration for a consulting agreement, on January 9, 2004, the Company issued share purchase warrants as follows:
25,000 warrants exercisable at $0.25 vesting on January 9, 2004
250,000 warrants exercisable at $0.25 vesting in accordance with certain performance criteria.

The fair value of the warrants ($11,406) has been recorded as an expense and additional paid-in capital in the three months ended March 31, 2004. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.68%, and an expected term of 2 years. The fair value of the 250,000 warrants will be recorded when management determines that it is likely that the warrants will become exercisable in accordance with the performance criteria.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

7.	Share purchase warrants (continued):
	A summary of the Company's share purchase warrants outstanding as at March 31, 2004 is as follows:

	Number of warrants	Expiry date	Exercise price

	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	275,000	January 9, 2006	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	50,000	April 7, 2006	$1.25
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45

	4,209,349	Weighted average exercise price	$0.38

8.	Commitments:
	Annual operating lease commitments are as follows:

	Period ending December 31:
	2004		$126,209
	2005		168,637
	2006		165,674
	2007		163,448
	2008		108,471

9.	Contingency:

An organization representing software licensors is currently making enquiries regarding the Company's potential use of unlicensed software. The enquiry does not relate to software that we sell, but to software that we use in the conduct of our business. The Company is currently reviewing its compliance with the software license agreements. As the outcome of this enquiry is indeterminate, no amount has been accrued in the financial statements.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars) Three months ended March 31, 2004 and 2003

10.	Subsequent events:
	(a)	Conversion of convertible debentures:

At the request of some convertible debenture holders, on April 15, 2004, the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 units at the rate of $0.25 per unit. Each unit consisted of one share of common stock and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for a period of five years from the date of issue of the warrant. The fair value of the warrants will be assigned and recognized as an expense in the second quarter of 2004.

	(b)	Options expired:
On April 19, 2004, 83,000 employee stock options exercisable at $1.00 per share expired without being exercised.
	(c)	Convertible debentures:

On May 10, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $337,500. Finders' fees are to be paid to two of the investors by way of issuance of 75,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finders' fees will be recognized in stockholders' equity.

There is a remaining balance of $187,500 that has not yet been received by the Company. The receipt of the $187,500 and the issuance of convertible debentures in that amount will complete the terms of the funding term sheet executed on September 25, 2003 whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures.

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

OVERVIEW

We entered the technology field in the first quarter of 1994. Since then, the majority of our efforts have been devoted to developing technologies and products to be used in machine vision or "computerized vision". Machine vision refers to the technology that employs any number of electro-optical or non-contact techniques to acquire image data, process that data and analyze it to draw conclusions with little or no operator intervention. Basically, machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control).

In 1998, we began to apply our technology and expertise to the development of machine vision systems for industrial applications. We have developed machine vision systems used in product inspection, location analysis, and parts handling and assembly.

In March 2000, we entered into a strategic alliance with ABB Inc. ("ABB"). ABB is a major supplier of industrial robots as well as manufacturing automation systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry.

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

Early in 2002 we completed a commercial version of eVisionFactory that did not include our Internet based service and support system. We included eVisionFactory software with the systems we delivered in 2002, 2003 and 2004.

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

Effective February 1, 2004, ABB and Braintech entered into an Exclusive Channel Partner Agreement For The Licensing Of Braintech's Vision Guided Robotics Technologies And Software Products to develop and market vision guided robotic systems to ABB's North American automotive customers. This agreement has to date resulted in the receipt of additional purchase orders for vision guided robotic systems. These systems will be completed and installed in the second and third quarters of 2004.

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

As of March 31, 2004, we have incurred an aggregate deficit of approximately $14.9 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to March 31, 2004, in the amount of $1,206,842.

Plan Of Operations

Our strategic operating priorities for the year ended December 31, 2004 include the following:

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the three-month period ended March 31, 2004 we incurred a foreign exchange gain of $225. Foreign exchange gains and losses resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2003 and the three-month period ended March 31, 2004 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2004 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at March 31, 2004 approximate their carrying values.

To March 31, 2004, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Three-month period ended March 31, 2004 compared with the three-month period ended March 31, 2003

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended March 31, 2004 was 1.30612. For the three-month period ended March 31, 2003 the weighted average exchange was 1.51921. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of approximately $136,800 from $410,591 for the three-month period ended March 31, 2003 to $547,432 for the three-month period ended March 31, 2004. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was an increase of approximately $60,000. The foreign exchange adjustment accounted for an increase of $76,800 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Revenue from operations for the three-month period ended March 31, 2004 was $286,264 (March 31, 2003 - $75,054). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 21.

Revenue for the three month period ended March 31, 2004 included approximately $244,000 for the installation of eight vision systems delivered to ABB for installation in Ford Motor Company engine assembly plants, approximately $20,000 for engineering services, approximately $12,000 for training and commissioning, and approximately $10,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the three-month period ended March 31, 2004 was $16,330 or approximately 5.7% of sales.

Revenue for the three-month period ended March 31, 2003, includes approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, and approximately $25,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the three-month period ended March 31, 2003 was $2,771 or approximately 3.7%.

Research and development expenses increased $4,764 from $114,199 for the three-month period ended March 31, 2003 to $118,963 for the three-month period ended March 31, 2004. The foreign exchange differential accounted for an increase of approximately $16,700 indicating that actual research and development activity decreased by approximately $12,000. The decrease is accounted for by a reduction in wage and benefit costs.

Selling, general, and administrative expenses increased $132,078 from $296,391 for the three-month period ended March 31, 2003 to $428,469 for the three-month period ended March 31, 2004. The foreign exchange differential accounted for an increase of approximately $60,000 indicating an actual increase in activity of approximately $72,000. Several factors contributed to the increase and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

  Actual general and administrative salaries increased approximately $51,300 from $155,700 to $207,000. The foreign exchange differential accounted for an increase of approximately $33,800 resulting in a net reported increase of approximately $85,100. The actual increase resulted from minor salary increases, the payment of a salary to our chief Executive Officer (he received no salary for the three-month period ended March 31, 2003), the reduction of our administrative staff by one employee and the hiring on January 1, 2004 of our Detroit based Vice-President of Sales and General Manager North American Operations.

  For the three-month period ended March 31, 2004, we recorded a stock based compensation charge of $11,406 in accordance with the application of the Black-Scholes option pricing model on the issuance of 25,000 share purchase warrants granted in connection with a consulting agreement. There was no similar charge during the three-month period ended March 31, 2003.

  Actual amortization expenses decreased approximately $10,000 from $16,800 to $6,800 principally as a result of the diminishing value of our fixed assets and the full amortization of fixed assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $1,100 resulting in a net reported decrease of approximately $8,900.

  Actual legal expenses were unchanged from 2003 to 2004.

  Actual accounting expenses decreased approximately $2,600 from $12,100 to $9,500. The foreign exchange differential accounted for an increase of approximately $1,500 resulting in a net reported decrease of approximately $1,100.

  Actual overall travel and marketing expenditures increased approximately $21,900 from approximately $28,100 to approximately $50,000. The foreign exchange differential accounted for an increase of approximately $8,200 resulting in a net reported increase of approximately $30,000. The individual components of the actual increase are as follows: trade shows increased from $18,900 to $30,500, investor relations increased by $15,000, travel decreased from $6,900 to $2,400, and web site expenditures increased from $1,400 to $1,550.

  Actual rent and premises cost increased $700 from $37,300 to $38,000. The foreign exchange differential accounted for an increase of approximately $6,200 resulting in a net reported increase of approximately $6,900.

Liquidity and Capital Resources

Working Capital and Operations

As of May 12, 2004, our trade accounts receivable balance was approximately $175,000 and our cash position was approximately $475,000.

We estimate that, at our current level of operation, our cash expenses are approximately $175,000 per month. We base this estimate on the following data:

- As at May 12, 2004, we have 22 employees and our salary costs are approximately $110,000 per month;

- For the year ended December 31, 2003 and for the first three months of 2004, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $65,000. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase to approximately $75,000 per month over the next six months, because of an anticipated increase in general business activity; and

- We do not expect to incur significant capital expenditures during the remainder of 2004 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period from May 12, 2004 to October 31, 2004 will be approximately $1,200,000. Accordingly, at our anticipated level of operation, our existing cash balances, our existing accounts receivable, our anticipated additional financings, and our expected sales revenue based on purchase orders received should be sufficient to pay our anticipated cash expenditures to approximately October 31, 2004. To continue beyond October 31, 2004 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by October 31, 2004, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. Since January 1, 2003 we have obtained financing as follows:

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

On May 10, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $337,500. Finders' fees are to be paid to two of the investors by way of issuance of 75,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finders; fees will be recognized in stockholders' equity.

Because the conversion price was less than the closing trading prices of our shares on the dates of issuance, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt was initially recorded at a nominal amount and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at March 31, 2004 has been calculated as follows:

Face value of convertible debentures issued (cash received)

	$1,725,000
Beneficial conversion feature allocated to additional paid-in capital		(1,724,997)
Beneficial conversion feature accreted to convertible debentures		284,101
Accrued interest payable		64,265

Convertible debentures at March 31, 2004		$348,369

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. At the request of convertible debenture holders, on April 15, 2004, the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 units at the rate of $0.25 per unit. Each unit consisted of one share of common stock and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for a period of five years from the date of issue of the warrant. The fair value of the warrants will be assigned and recognized as an expense in the second quarter of 2004.

Off-Balance Arrangements

Not Applicable

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

Because we have earned revenue of only $1,206,842 from inception to March 31, 2004, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash and trade accounts receivable to pay ongoing operating expenses, at their current level, to approximately August 31, 2004. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

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

We made our original alliance agreement with ABB in March 2000 and together we have been awarded contracts for more than 30 vision guided robotic systems to date. Our relationship with ABB has developed to the point where in February 2004 we entered into an exclusive channel partner agreement with ABB to try to make additional sales through that relationship. However, our channel partner agreement with ABB is new and our prospects for generating sales under the ABB agreement are uncertain. Furthermore, additional sales through ABB will be dependent upon our products and services meeting customer demands.

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

Because we have generated revenue of only $1,206,842 from inception to March 31, 2004, and our business has not been profitable with accumulated losses of $14,947,062 from inception to March 31, 2004, we may not be able to raise the additional capital we need.

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

Several other factors may also hinder our efforts to raise capital. They include the following:

  Our share price has been highly volatile during 2002, 2003 and 2004. The volatility of our share price may deter potential investors.

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

During 2001 and 2002, we issued approximately 6.1 million shares in private placements and other transactions. Those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during 2003 and 2004 we issued $2,062,500 in convertible debentures bearing interest at 8% per annum. The debenture principal and accrued interest are convertible into units at $0.25 per unit, each unit consisting of one common share and one-half share purchase warrant. In conjunction with the convertible debentures, we issued 595,000 common shares and 297,500 share purchase warrants for finders' fees. We also issued 2,354,621 common shares and 1,177,310 share purchase warrants for settlement of promissory notes payable. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On April 15, 2004, we issued 521,588 unregistered common shares at a price of $0.25 per share and 260,794 share purchase warrants on the conversion of Convertible Debentures. Each share purchase warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share.

All of these securities were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On January 19, 2004, a Special Meeting of Shareholders was held to approve the amendment to the Articles of Incorporation increasing the authorized capital from 40,000,000 shares of common stock to 200,000,000 shares of common stock. There were 7,817,422 votes for the proposal, 9,620 votes against the proposal, 60 abstentions and 10,197,913 proxies not returned.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibits
Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
3.10	Certificate of Amendment to Articles of Incorporation
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech's Technologies
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date
/s/ Owen L.J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	May 12, 2004
/s/ Babak Habibi Babak Habibi	President, Director,	May 12, 2004
/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	May 12, 2004