Form 10QSB
period 2004-06-30
BRAINTECH INC
filed 2004-08-12
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,874,603 Common shares, par value $0.001, as at August 11, 2004.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 33

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis or Plan of Operation page 19

Item 3 Controls and Procedures page 31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 32

Item 2. Changes in Securities page 32

Item 3. Defaults upon Senior Securities page 32

Item 4. Submission of Matters to a Vote of Securities Holders page 32

Item 5. Other Information page 32

Item 6. Exhibits and Reports on Form 8-K page 33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at June 30, 2004 (unaudited) and December 31, 2003;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2003 and 2004;

(iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2004;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2004; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 30, 2003 and 2004.

Condensed Consolidated Financial Statements of
(Expressed in United States dollars)

BRAINTECH, INC.
Six months ended June 30, 2004 and 2003
Three months ended June 30, 2004 and 2003
(Unaudited - Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets (Expressed in United States dollars)

	June 30, 2004	December 31, 2003

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$371,630	$741,474
Accounts receivable	95,493	61,175
Inventory	43,054	16,232
Prepaid expenses	89,017	40,803

	599,194	859,684
Fixed assets	55,717	53,129

	$654,911	$912,813

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$113,730	$40,627
Accrued liabilities	70,116	68,694
Deferred leasehold inducements (note 3)	61,316	49,629
Deferred revenue	29,878	28,953

	275,040	187,903
Non-current liabilities
Convertible debentures (note 5)	501,289	164,991

Total liabilities	776,329	352,894

Stockholders' equity (deficiency):
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
(December 31, 2003 - 40,000,000 shares)
Issued: 18,874,603 shares	18,875	18,183
(December 31, 2003 - 18,183,015 shares)
Additional paid-in capital	15,747,905	15,027,934
Accumulated deficit	(15,888,198)	(14,486,198)

	(121,418)	559,919

	$654,911	$912,813

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003

Sales	$304,271	$100,467	$18,007	$25,413
Cost of sales	18,641	4,243	2,311	1,472

Gross margin	285,630	96,224	15,696	23,941
Operating expenses:
Research and development	246,581	245,055	127,618	130,856
Selling, general and administration	828,323	746,579	399,854	450,187
Software license settlement (note 9)	103,883	-	103,883	-

	1,178,787	991,634	631,355	581,043

Operating loss	(893,157)	(895,410)	(615,659)	(557,102)
Non-operating:
Interest income	20	31	8	13
Interest on promissory notes	-	(8,875)	-	(7,794)
Interest on convertible debentures	(72,059)	-	(37,739)	-
Beneficial conversion feature accreted
to convertible debentures (note 5)	(394,634)	-	(245,576)	-
Fair value of warrants issued on
conversion of debentures (note 5)	(42,170)		(42,170)

	(508,843)	(8,844)	(325,477)	(7,781)

Loss for the period	$(1,402,000)	$(904,254)	$(941,136)	$(564,883)

Loss per share information:
Basic and diluted	$(0.08)	$(0.06)	$(0.05)	$(0.04)

Weighted average number of
Common shares outstanding	18,153,822	14,924,035	18,408,067	14,928,625

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Number of shares	Amount

Balance, December 31, 2003	18,183,015	$18,183	$15,027,934	$(14,486,198)	$559,919
Common stock transactions
(net of share issue costs)	-	-	-	-	-
Shares issued for cash on exercise
of employee stock options	57,000	57	13,043	-	13,100
Shares issued on conversion of
convertible debentures	521,588	522	129,875		130,397
Shares issued for finders fees	113,000	113	(113)		-
Compensatory benefit of warrants
issued to contractor	-	-	11,406	-	11,406
Fair value of debenture beneficial
conversion feature			524,998		524,998
Debenture issue expenses			(1,408)		(1,408)
Fair value of warrants issued on conversion
of debentures			42,170		42,170
Loss for the period	-	-		(1,402,000)	(1,402,000)

Balance, June 30, 2004	18,874,603	$18,875	$15,747,905	$(15,888,198)	$(121,418)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Cash Flows (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Six Months Ended June 30
	2004	2003

Cash flows from operating activities
Loss for the period	$(1,402,000)	$(904,254)
Items not involving cash:
Amortization	15,632	34,184
Shares reserved for issuance for services rendered	-	5,400
Compensatory benefit of warrants issued to contractors	11,406	4,121
Interest on promissory notes	-	8,875
Accretion of debenture beneficial conversion feature	394,634	-
Fair value of warrants issued on conversion of debentures	42,170	-
Changes in non-cash operating working capital:
Inventory	(26,822)	(10,991)
Accounts receivable	(34,318)	183,130
Prepaid expenses	(48,214)	(4,298)
Deferred costs	-	1,488
Accounts payable and accrued liabilities	74,525	31,521
Accrued interest on convertible debentures	72,059	-
Deferred leasehold inducements	11,687	-
Deferred revenue	925	(33,742)

Net cash used in operating activities	(888,316)	(684,566)
Cash flows from investing activities
Purchase of fixed assets	(18,220)	(2,124)

Net cash used in investing activities	(18,220)	(2,124)
Cash flows from financing activities
Promissory notes payable	-	691,757
Convertible debentures issued	525,000	-
Debenture issue costs	(1,408)	-
Common shares issued, net of issue costs	13,100	11,200

Net cash provided by financing activities	536,692	702,957

Increase (decrease) in cash and cash equivalents	(369,844)	16,267
Cash and cash equivalents, beginning of period	741,474	51,688

Cash and cash equivalents, end of period	$371,630	$67,955

Supplemental information:
Non-cash financing and investing activities:
Fair value of debenture beneficial conversion feature	$524,998	$-
Fair value of warrants issued on conversion of debentures	$42,170	$-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Six months ended June 30, 2004 and 2003

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the six months ended June 30, 2004, 100% of sales revenue (2003 - 59%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations will be sufficient to pay ongoing cash operating expenses until approximately October 31, 2004. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of October 2004, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Six months ended June 30, 2004 and 2003

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
The number of shares used to calculate loss per share for the six months ended June 30, 2004 and 2003 was reduced by 300,000 shares in each period for shares issued and held by the Company.
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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

2.	Basis of presentation (continued)
	(e)	Stock-based compensation (continued)

			Six Months Ended June 30,
			2004	2003

		Net loss for the period, as reported	$(1,402,000)	$(904,254)
		Add: Employee stock-based compensation
		expense, as reported	-	-
		Deduct: Total stock-based compensation expense
		determined under true value method	(51,625)	(46,164)

		Pro forma net loss	$(1,453,625)	$(950,418)

		Basic and diluted loss per share:
		As reported	$(0.08)	$(0.06)
		Pro forma	$(0.08)	$(0.06)

		The weighted average fair value of stock options granted during the six months ended June 30, 2004 was $0.45 per option (2003 - $0.32 per option).

The fair value for the options granted during the six-month period ended June 30, 2004 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected volatility 256%, risk-free interest rate 1.66%, and an expected term of 2 years.

	(f)	Deferred leasehold inducements
		Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.
	(g)	Comparative figures:
		Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

3.	Deferred leasehold inducement:

		Six Months Ended June 30,
		2004	2003

	Balance, beginning of period	$49,629	$-
	Leasehold inducements received during the period	21,253	-
	Amortization	(7,418)	-
	Loss on foreign exchange	(2,148)	-

	Balance, end of period	$61,316	$-

4.	Promissory notes payable:
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

On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. The face value of the debt plus accrued interest is compared to the fair market value of the cash and equity received by the Chief Executive Officer and a gain or loss is recognized. Accordingly the Company recorded a loss on settlement of debt in the amount of $741,705 in the year ended December 31, 2003.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

5.	Convertible debentures (continued):

On May 10, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $337,500. Finders' fees were paid to two of the investors by way of issuance of 75,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finders' fees has been recognized in stockholders' equity.

On May 21, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $187,500. A finders' fee was paid to one of the investors by way of issuance of 37,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finders' fees has been recognized in stockholders' equity.

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. At the request of some debenture holders, on April 15, 2004 the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Accordingly, the Company expensed $42,170 as the fair value of the warrants issued.

Because the conversion price of the debentures was less than the closing trading prices of the Company's shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. In this case, the intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at June 30, 2004 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
	Beneficial conversion feature accreted to convertible debentures	529,677
	Accrued interest payable	102,004
	Conversion of debentures	(130,397)

	Convertible debentures at June 30, 2004	$501,289

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

6.	Shareholders' equity
	(a)

At a special meeting of stockholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

	(b)	Stock options:
		A summary of the Company's stock option activity is as follows:

			Number of shares	Weighted average exercise price

		Balance, December 31, 2003	2,530,000	$0.57
		Options granted	115,000	0.48
		Options exercised	(57,000)	0.23
		Options cancelled/expired	(98,000)	0.95

		Balance, June 30, 2004	2,490,000	$0.56

		Of those outstanding at June 30, 2004, 1,705,000 are exercisable (December 31, 2003 - 1,277,000), having a weighted average exercise price of $0.56.
7.	Share purchase warrants:

During the year ended December 31, 2001, in conjunction with the private placements, the Company issued 1,066,902 common share purchase warrants. By directors' resolutions, the expiry date of these warrants was subsequently extended to February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

7.	Share purchase warrants (continued):

On October 17, 2002, the Company authorized the issuance of 500,000 common share purchase warrants to the Company's Chief Executive Officer pursuant to an agreement dated September 30, 2002, whereby the officer agreed to accept the warrants in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles the holder to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002, therefore the intrinsic market value of the warrants was nil. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

7.	Share purchase warrants (continued):
	As consideration for a consulting agreement, on January 9, 2004, the Company issued share purchase warrants as follows:
	25,000 warrants exercisable at $0.25 vesting on January 9, 2004
	250,000 warrants exercisable at $0.25 vesting in accordance with certain performance criteria.

The fair value of the 25,000 warrants ($11,406) has been recorded as an expense and additional paid-in capital in the six months ended June 30, 2004. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.68%, and an expected term of 2 years. The fair value of the 250,000 warrants will be recorded when management determines that it is likely that the warrants will become exercisable in accordance with the performance criteria.

On April 15, 2004 the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($42,170) has been recorded as an expense.

	A summary of the Company's share purchase warrants outstanding as at June 30, 2004 is as follows:

	Number of warrants	Expiry date	Exercise price

	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	275,000	January 9, 2006	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	50,000	April 7, 2006	$1.25
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45
	260,794	April 14, 2009	$0.25
	56,500	May 27, 2009	$0.25

	4,209,349	Weighted average exercise price	$0.37

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)

Six months ended June 30, 2004 and 2003

8.	Commitments:
	Annual operating lease commitments are as follows:

	Period ending December 31:
	2004	$83,611
	2005	163,974
	2006	161,093
	2007	158,928
	2008	105,471

9.	Software license settlement:

As previously disclosed, an organization representing leading software manufacturers made enquiries regarding the Company's potential use of unlicensed software. The enquiry did not relate to software that the Company sold, but to software used in the conduct of business. A self-audit revealed that the Company had unlicensed copies of software installed on its computers and, therefore, the Company agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued in the three months ended June 30, 2004, is payable in thirteen monthly installments. The Company has since developed and implemented processes to monitor and control the installation and usage of software.

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

During 2002 to 2004 we continue to add functionality to eVF by developing additional components as follows:

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

IDM 2.5D (Inferential Depth Measurement) is targeted for processes that do not require or allow for complete 3D part location variance, but that are more complex than basic 2D tasks. IDM 2.5D exploits visual cues such as size and shape variations among parts to compute not only the planar x, y and rotation of a given part but also its height, or z coordinate, relative to the robot's coordinate system.

Effective February 1, 2004, ABB and Braintech entered into an Exclusive Channel Partner Agreement For The Licensing Of Braintech's Vision Guided Robotics Technologies And Software Products to develop and market vision guided robotic systems to ABB's North American automotive customers. This agreement has to date resulted in the receipt of additional purchase orders for vision guided robotic systems. These systems will be completed and installed in the third and fourth quarters of 2004.

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

As of June 30, 2004, we have incurred an aggregate deficit of approximately $15.9 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to June 30, 2004, in the amount of $1,224,849.

Plan Of Operations

Our strategic operating priorities for the year ended December 31, 2004 include the following:

Our first and major priority for 2004 is to grow our revenue through our Channel Partner Agreement with ABB. We intend to accomplish this by providing eVF training to both their technical and sales staff and by jointly developing sales and marketing materials. The marketing approach includes the exclusive branding by ABB of jointly developed Vision Guided Robotic solutions. In May 2004, ABB announced the launch of a North American marketing campaign for "TrueView". TrueView is a family of vision guided robotic systems that fully integrate Braintech's proprietary vision guidance technologies and the eVisionFacory software platform. We believe that, in combination with ABB's North American sales, engineering and field service teams, Braintech and TrueView will be able to achieve significant market penetration.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the six-month period ended June 30, 2004 we incurred a foreign exchange gain of $110. Foreign exchange gains and losses resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2003 and the six-month period ended June 30, 2004 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2004 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at June 30, 2004 approximate their carrying values.

To June 30, 2004, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Six-month period ended June 30, 2004 compared with the six-month period ended June 30, 2003

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the six-month period ended June 30, 2004 was 1.33984. For the six-month period ended June 30, 2003 the weighted average exchange was 1.44431. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of approximately $83,000 from $991,634 for the six-month period ended June 30, 2003 to $1,074,904 for the six-month period ended June 30, 2004. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was an increase of approximately $5,500. The foreign exchange adjustment accounted for an increase of $77,500 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Revenue from operations for the six-month period ended June 30, 2004 was $304,271 (June 30, 2003 - $100,467). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 22.

Revenue for the six month period ended June 30, 2004 included approximately $233,400 for the installation of eight vision systems delivered to ABB for installation in Ford Motor Company engine assembly plants, approximately $20,000 for engineering services, approximately $28,500 for training and commissioning, and approximately $22,300 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the six-month period ended June 30, 2004 was $18,641 or approximately 6.1% of sales.

Revenue for the six-month period ended June 30, 2003, includes approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, approximately $7,400 for training and consulting, and approximately $43,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the six-month period ended June 30, 2003 was $4,243 or approximately 4.2%.

Research and development expenses increased $1,526 from $245,055 for the six-month period ended June 30, 2003 to $246,581 for the six-month period ended June 30, 2004. The foreign exchange differential accounted for an increase of approximately $17,800 indicating that actual research and development activity decreased by approximately $16,300. The decrease is accounted for by a reduction in wage and benefit costs.

Selling, general, and administrative expenses increased $81,744 from $746,579 for the six-month period ended June 30, 2003 to $828,323 for the six-month period ended June 30, 2004. The foreign exchange differential accounted for an increase of approximately $59,900 indicating an actual increase in activity of approximately $21,800. Several factors contributed to the increase and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

  Actual general and administrative salaries increased approximately $98,400 from $326,300 to $424,700. The foreign exchange differential accounted for an increase of approximately $33,100 resulting in a net reported increase of approximately $131,500. The actual increase resulted from minor salary increases, the payment of a salary to our chief Executive Officer (he received no salary for the six-month period ended June 30, 2003), the reduction of our administrative staff by one employee and the hiring on January 1, 2004 of our Detroit based Vice-President of Sales and General Manager North American Operations.

  For the six-month period ended June 30, 2004, we recorded a stock based compensation charge of $11,406 in accordance with the application of the Black-Scholes option pricing model on the issuance of 25,000 share purchase warrants granted in connection with a consulting agreement. There was no similar charge during the six-month period ended June 30, 2003.

  Actual amortization expenses decreased approximately $19,700 from $34,200 to $14,500 principally as a result of the diminishing value of our fixed assets and the full amortization of fixed assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $1,100 resulting in a net reported decrease of approximately $18,600.

  Actual legal expenses were unchanged from 2003 to 2004.

  Actual accounting expenses decreased approximately $8,100 from $30,900 to $22,800. The foreign exchange differential accounted for an increase of approximately $1,800 resulting in a net reported decrease of approximately $6,300.

  Actual overall travel and marketing expenditures decreased approximately $21,300 from approximately $114,900 to approximately $93,600. The foreign exchange differential accounted for an increase of approximately $7,300 resulting in a net reported decrease of approximately $14,000. The individual components of the actual increase are as follows: trade shows decreased from $59,700 to $32,300, investor relations increased from $27,800 to $32,200, travel decreased from $12,000 to $8,000, and marketing materials increased from $100 to $5,000.

  Actual rent and premises cost increased $6,800 from $77,400 to $84,200. The foreign exchange differential accounted for an increase of approximately $6,600 resulting in a net reported increase of approximately $13,300.

Three-month period ended June 30, 2004 compared with the three-month period ended June 30, 2003

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended June 30, 2004 was 1.35483. For the three-month period ended June 30, 2003 the weighted average exchange was 1.38861. We reported a decrease in operating expenses of approximately $53,600 from $581,043 for the three-month period ended June 30, 2003 to $527,472 for the three-month period ended June 30, 2004. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was a decrease of approximately $66,400. The foreign exchange adjustment accounted for an increase of $12,800 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Revenue from operations for the three-month period ended June 30, 2004 was $18,007 (June 30, 2003 - $25,413).

Revenue for the three-month period ended June 30, 2004 included approximately $5,400 for training and commissioning, and approximately $12,600 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the three-month period ended June 30, 2004 was $2,311 or approximately 12.8% of sales.

Revenue for the three-month period ended June 30, 2003, includes approximately $7,400 for training and consulting revenue and approximately $42,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales for the three-month period ended June 30, 2003 was $1,472 or approximately 5.8%.

Research and development expenses decreased $3,238 from $130,856 for the three-month period ended June 30, 2003 to $127,618 for the three-month period ended June 30, 2004. The foreign exchange differential accounted for an increase of approximately $3,100 indicating that actual research and development activity decreased by approximately $6,300. The decrease is accounted for by a reduction in wage and benefit costs.

Selling, general, and administrative expenses decreased $50,333 from $450,187 for the three-month period ended June 30, 2003 to $399,854 for the three-month period ended June 30, 2004. The foreign exchange differential accounted for an increase of approximately $9,700 indicating an actual decrease in activity of approximately $60,100. Several factors contributed to the increase and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

  Actual general and administrative salaries increased approximately $41,100 from $170,600 to $211,700. The foreign exchange differential accounted for an increase of approximately $5,300 resulting in a net reported increase of approximately $46,400. The actual increase resulted from minor salary increases, the payment of a salary to our chief Executive Officer (he received no salary for the three-month period ended June 30, 2003), the reduction of our administrative staff by one employee and the hiring on January 1, 2004 of our Detroit based Vice-President of Sales and General Manager North American Operations.

  Actual amortization expenses decreased approximately $9,800 from $17,300 to $7,500 principally as a result of the diminishing value of our fixed assets and the full amortization of fixed assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $200 resulting in a net reported decrease of approximately $9,600.

  Actual legal expenses increased approximately $1,900 from $18,400 to $20,300. The foreign exchange differential accounted for an increase of approximately $500 resulting in a net reported increase of approximately $2,400.

  Actual accounting expenses decreased approximately $5,500 from $18,800 to $13,200. The foreign exchange differential accounted for an increase of approximately $300 resulting in a net reported decrease of approximately $5,200.

  Actual overall travel and marketing expenditures decreased approximately $46,400 from approximately $88,200 to approximately $41,800. The foreign exchange differential accounted for an increase of approximately $1,000 resulting in a net reported decrease of approximately $45,400. The individual components of the actual increase are as follows: trade shows decreased from $40,800 to $2,000, investor relations decreased from $31,000 to $20,400, travel decreased from $6,500 to $5,700, and marketing materials increased from $Nil to $5,300.

  Actual rent and premises cost increased $5,300 from $40,200 to $45,500. The foreign exchange differential accounted for an increase of approximately $1,100 resulting in a net reported increase of approximately $6,400.

  Actual annual general meeting expenses increased $4,700 from $21,000 to $25,700. The foreign exchange differential accounted for an increase of approximately $600 resulting in a net reported increase of approximately $5,300.

Liquidity and Capital Resources

Working Capital and Operations

As of August 11, 2004, our trade accounts receivable balance was approximately $385,000 and our cash position was approximately $150,000. He have also completed or are nearing completion of three additional systems totalling approximately $120,000 and expect to invoice these systems during the last half of August or the first half of September.

We estimate that, at our anticipated level of operation for the next twelve months, our cash expenditures will be approximately $200,000 per month. We base this estimate on the following data:

  As at August 11, 2004, we have 22 employees and our salary costs are approximately $115,000 per month;

  For the year ended December 31, 2003 and for the first six months of 2004, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $65,000. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase to approximately $75,000 per month over the next six months, because of an anticipated increase in general business activity;

  We do not expect to incur significant capital expenditures during the remainder of 2004 unless they result from an increase in our level of operation; and

  An organization representing leading software manufacturers made enquiries regarding the Company's potential use of unlicensed software. A self-audit revealed that the Company had unlicensed copies of software installed on its computers and, therefore, the Company agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued in the three months ended June 30, 2004, is payable in thirteen monthly instalments. Accordingly, our cash expenditures will include approximately $7,360 per month for the next 10 months.

Based on the foregoing, we estimate that our total cash expenditures for the period from August 11, 2004 to October 31, 2004 will be approximately $600,000. Accordingly, at our anticipated level of operation, our existing cash balances, our existing accounts receivable, and our expected sales revenue based on purchase orders received should be sufficient to pay our anticipated cash expenditures to approximately October 31, 2004. To continue beyond October 31, 2004 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by October 31, 2004, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. Since January 1, 2003 we have obtained financing as follows:

Promissory Notes Payable

In January and March 2003, our Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355). These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of our real, personal and intangible property was pledged as security for the additional advances. The agreements governing the issuance of the convertible debentures (see below) provide that the general security agreement pledged as security for the promissory notes issued to the Chief Executive Officer be discharged, provided that $250,000 of the proceeds from the convertible debentures be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. We considered the value of $0.25 per unit to be the fair market of the shares and share purchase warrants which form the units, because that was the value we negotiated with independent third parties to be the conversion price of the convertible debentures that were assuming a position similar to the promissory notes being repaid. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003 a further $200,000 was repaid. All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued. On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. A gain or loss for accounting purposes was recognizable on settlement to the extent that the carrying value of the debt plus accrued interest is compared to the fair value of the cash and equity, based on the trading price on the date the Company committed to the issuance of the convertible debentures, received by the Chief Executive Officer. Accordingly we have recorded a loss on settlement of debt in the amount of $741,705 in the year ended December 31, 2003.

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

On May 10, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $337,500. Finders' fees were paid to two of the investors by way of issuance of 75,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finders' fees has been recognized in stockholders' equity.

On May 21, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $187,500. A finder's fee was paid to one of the investors by way of issuance of 37,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized in stockholders' equity.

Because the conversion price was less than the closing trading prices of our shares on the dates of issuance, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt was initially recorded at a nominal amount and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at June 30, 2004 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(1,249,995)
Beneficial conversion feature accreted to convertible debentures	529,677
Accrued interest payable	102,004
Conversion of debentures	(130,397)

Convertible debentures at June 30, 2004	$501,289

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. At the request of convertible debenture holders, on April 15, 2004, the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Accordingly, the Company expensed $42,170 as the fair value of the warrants issued.

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

Because we have earned revenue of only $1,224,849 from inception to June 30, 2004, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately August 31, 2004. To continue operation beyond that we will have to realize on our outstanding accounts receivable, generate significant revenue and/or raise additional capital. If we are unable to do so, we face a risk of insolvency.

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

Because we have generated revenue of only $1,224,849 from inception to June 30, 2004, and our business has not been profitable with accumulated losses of $15,888,198 from inception to June 30, 2004, we may not be able to raise the additional capital we need.

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

During 2001 and 2002, we issued approximately 6.1 million shares in private placements and other transactions. Those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during 2003 and 2004 we issued $2,250,000 in convertible debentures bearing interest at 8% per annum. The debenture principal and accrued interest are convertible into units at $0.25 per unit, each unit consisting of one common share and one-half share purchase warrant. In conjunction with the convertible debentures, we issued 595,000 common shares and 297,500 share purchase warrants for finders' fees. We also issued 2,354,621 common shares and 1,177,310 share purchase warrants for settlement of promissory notes payable. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On May 27, 2004, we issued 113,000 unregistered common shares at a deemed price of $0.65 per share for finders' fees. We also issued 56,500 share purchase warrants. Each warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share.

All of these securities were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibits
Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
3.10(13)	Certificate of Amendment to Articles of Incorporation
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech's Technologies
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

(12) Exhibit already on file - exhibit to our Form 8-K filed March 9, 2004.

(13) Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended March 31, 2004.

REPORTS ON FORM 8-K

On May 21, we filed a Form 8-K with respect to the issuance of $525,000 of convertible debentures and the payment of finders' fees relating to the debenture issuance.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Owen L.J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	August 11, 2004
/s/ Babak Habibi Babak Habibi	President, Director,	August 11, 2004
/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	August 11, 2004