Form 10QSB
period 2004-09-30
BRAINTECH INC
filed 2004-11-12
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,233,007 Common shares, par value $0.001, as at November 10, 2004.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [x]

Index to Exhibits on Page 35

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis or Plan of Operation page 20

Item 3 Controls and Procedures page 33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds page 33

Item 3. Defaults upon Senior Securities page 34

Item 4. Submission of Matters to a Vote of Securities Holders page 34

Item 5. Other Information page 34

Item 6. Exhibits page 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at September 30, 2004 (unaudited) and December 31, 2003;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2003 and 2004;

(iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September 30, 2004;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2004; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2003 and 2004.

Condensed Consolidated Financial Statements of
(Expressed in United States dollars)

BRAINTECH, INC.

Nine months ended September 30, 2004 and 2003
Three months ended September 30, 2004 and 2003
(Unaudited - Prepared by Management)

BRAINTECH, INC.
Condensed Consolidated Balance Sheets (Expressed in United States dollars)

	September 30, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,511	$741,474
Accounts receivable	211,653	61,175
Inventory	1,367	16,232
Prepaid expenses	68,221	40,803

	444,752	859,684
Fixed assets	57,130	53,129

	$501,882	$912,813

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$81,865	$40,627
Accrued liabilities	74,293	68,694
Deferred leasehold inducements (note 3)	65,088	49,629
Deferred revenue	59,819	28,953

	281,065	187,903
Non-current liabilities
Convertible debentures (note 5)	728,446	164,991

Total liabilities	1,009,511	352,894

Stockholders' equity (deficiency):
Common stock Authorized: 200,000,000 shares, with $0.001 par value (December 31, 2003 - 40,000,000 shares)
Issued: 19,233,007 shares (December 31, 2003 - 18,183,015 shares)	19,233	18,183
Additional paid-in capital	15,902,672	15,027,934
Accumulated deficit	(16,429,534)	(14,486,198)

	(507,629)	559,919

	$501,882	$912,813

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Operations (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003

Sales	$703,769	$156,225	$399,498	$55,758
Cost of sales	75,130	19,430	56,489	15,187

Gross margin	628,639	136,795	343,009	40,571
Operating expenses:
Research and development	377,022	355,984	130,442	110,930
Selling, general and administration	1,269,603	1,063,952	441,279	317,372
Software license settlement (note 9)	103,883	-	-	-

	1,750,508	1,419,936	571,721	428,302

Operating loss	(1,121,869)	(1,283,141)	(228,712)	(387,731)
Non-operating:
Interest income	46	59	26	28
Interest on promissory notes	-	(24,053)	-	(15,179)
Interest on convertible debentures	(114,633)	(4,110)	(42,574)	(4,110)
Beneficial conversion feature accreted to convertible debentures (note 5)	(643,818)	(20,833)	(249,184)	(20,833)
Fair value of warrants issued on conversion of debentures (note 5)	(63,062)	-	(20,892)	-

	(821,467)	(48,937)	(312,624)	(40,094)

Loss for the period	$(1,943,336)	$(1,332,078)	$(541,336)	$(427,825)

Loss per share information:
Basic and diluted	$(0.11)	$(0.09)	$(0.03)	$(0.03)

Weighted average number of Common shares outstanding	18,317,743	14,959,614	18,637,861	15,029,612

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Number of shares	Amount

Balance, December 31, 2003	18,183,015	$18,183	$15,027,934	$(14,486,198)	$559,919
Common stock transactions (net of share issue costs)	-	-	-	-	-
Shares issued for services rendered	100,000	100	47,900	-	48,000
Shares issued for cash on exercise of employee stock options	57,000	57	13,043	-	13,100
Shares issued on conversion of convertible debentures	779,992	780	194,218		194,998
Shares issued for finders fees	113,000	113	(113)		-
Compensatory benefit of warrants issued to contractors	-	-	33,038	-	33,038
Fair value of debenture beneficial conversion feature			524,998		524,998
Debenture issue expenses			(1,408)		(1,408)
Fair value of warrants issued on conversion of debentures			63,062		63,062

Loss for the period	-	-		(1,943,336)	(1,943,336)

Balance, September 30, 2004	19,233,007	$19,233	$15,902,672	$(16,429,534)	$(507,629)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited - Prepared by Management) (Expressed in United States dollars)

	Nine Months Ended September 30
	2004	2003

Cash flows from operating activities
Loss for the period	$(1,943,336)	$(1,332,078)
Items not involving cash:
Amortization	21,172	48,588
Shares issued for services rendered	48,000	5,400
Compensatory benefit of warrants issued to contractors	33,038	4,121
Interest on promissory notes	-	24,053
Accretion of debenture beneficial conversion feature	643,818	20,833
Fair value of warrants issued on conversion of debentures	63,062	-
Changes in non-cash operating working capital:
Accounts receivable	(150,478)	128,092
Inventory	14,865	(10,595)
Prepaid expenses	(27,418)	(7,401)
Deferred costs	-	1,488
Accounts payable and accrued liabilities	46,837	6,823
Accrued interest on convertible debentures	114,633	4,110
Deferred leasehold inducements	15,459	34,812
Deferred revenue	30,866	(48,262)

Net cash used in operating activities	(1,089,482)	(1,120,016)
Cash flows from investing activities
Purchase of fixed assets	(25,173)	(7,136)

Net cash used in investing activities	(25,173)	(7,136)
Cash flows from financing activities
Promissory notes payable	-	789,599
Promissory notes repayment	-	(50,000)
Subscription deposits	-	50,000
Convertible debentures issued	525,000	750,000
Debenture issue costs	(1,408)	(19,379)
Common shares issued, net of issue costs	13,100	12,800

Net cash provided by financing activities	536,692	1,533,020

Increase (decrease) in cash and cash equivalents	(577,963)	405,868
Cash and cash equivalents, beginning of period	741,474	51,688

Cash and cash equivalents, end of period	$163,511	$457,556

Supplemental information:
Non-cash financing and investing activities:
Shares issued for services rendered	$48,000	5,400
Fair value of debenture beneficial conversion feature	$524,998	$749,999
Fair value of warrants issued on conversion of debentures	$63,062	$-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

1.	Description of business and future operations:

Braintech, Inc. (the "Company") together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the nine months ended September 30, 2004, 79% of sales revenue (2003 - 75%) was generated from a single customer.

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated insufficient amounts of revenue to fund operating expenses and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by maintaining its exclusive channel partner agreement with a major supplier of robotic systems, generating positive cash flows from operations, and ultimately attaining profitability. It is the Company's intention to focus on developing this partnership agreement and on being their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and anticipated equity financing (note 10) will be sufficient to pay ongoing cash operating expenses until approximately March 15, 2005. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or equity financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by March 15, 2005, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Nine months ended September 30, 2004 and 2003

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
The number of shares used to calculate loss per share for the nine months ended September 30, 2004 and 2003 was reduced by 300,000 shares in each period for shares issued and held by the Company.
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

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

2.	Basis of presentation (continued)
	(e)	Stock-based compensation (continued)

			Nine Months Ended September 30,

			2004	2003

		Net loss for the period, as reported	$(1,943,336)	$(1,332,078)
		Add: Employee stock-based compensation expense, as reported	-	-
		Deduct: Total stock-based compensation expense determined under fair value method	(99,701)	(55,665)

		Pro forma net loss	$(2,043,037)	$(1,387,733)

		Basic and diluted loss per share:
		As reported	$(0.11)	$(0.09)
		Pro forma	$(0.11)	$(0.09)

		The weighted average fair value of stock options granted during the nine months ended September 30, 2004 was $0.42 per option (2003 - $0.38 per option).

The fair value for the options granted during the nine-month period ended September 30, 2004 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected volatility 248%, risk-free interest rate 2.12%, and an expected term of 2 years.

	(f)	Deferred leasehold inducements
		Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.
	(g)	Comparative figures:
		Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

3.	Deferred leasehold inducement:

		Nine Months Ended September 30,

		2004	2003

	Balance, beginning of period	$49,629	$-
	Leasehold inducements received during the period	25,410	36,366
	Amortization	(11,447)	(1,553)
	Gain on foreign exchange	1,496	-

	Balance, end of period	$65,088	$34,812

4.	Promissory notes payable:
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

The agreements governing the issuance of the convertible debentures (note 5) provided that the general security agreement pledged as security for the promissory notes issued to the Company's Chief Executive Officer be discharged, that $250,000 of the proceeds be used to repay the notes, and that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003, the remaining $200,000 was repaid.

	All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued.

On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes original terms did not provide for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. The face value of the debt plus accrued interest is compared to the fair market value of the cash and equity received by the Chief Executive Officer and a gain or loss is recognized. Accordingly the Company recorded a loss on settlement of debt in the amount of $741,705 in the year ended December 31, 2003.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

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
Nine months ended September 30, 2004 and 2003

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. On April 15, 2004, $125,000 of principal and $5,397 of accrued interest was converted into 521,588 common shares and 260,794 share purchase warrants. Accordingly, the Company expensed $42,170 as the fair value of the warrants issued. On September 10, 2004, $62,500 of principal and $2,101 of accrued interest was converted into 258,404 common shares and 129,202 share purchase warrants. Accordingly, the Company expensed $20,892 as the fair value of the warrants issued.

Because the conversion price of the debentures was less than the closing trading prices of the Company's shares on the commitment date, each of the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. In this case, the intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2004 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
	Beneficial conversion feature accreted to convertible debentures	778,861
	Accrued interest payable	144,578
	Conversion of debentures	(194,998)

	Convertible debentures at September 30, 2004	$728,446

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

6.	Shareholders' equity
	(a)

At a special meeting of stockholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

	(b)	Stock options:
		A summary of the Company's stock option activity is as follows:

			Number of shares	Weighted average exercise price

		Balance, December 31, 2003	2,530,000	$0.57
		Options granted	240,000	0.46
		Options exercised	(57,000)	0.23
		Options cancelled/expired	(98,000)	0.95

		Balance, September 30, 2004	2,615,000	$0.55

		Of those outstanding at September 30, 2004, 1,760,000 are exercisable (December 31, 2003 - 1,277,000), having a weighted average exercise price of $0.56.

7.	Share purchase warrants:

During the year ended December 31, 2001, in conjunction with the private placements, the Company issued 1,066,902 common share purchase warrants. By directors' resolutions, the expiry date of these warrants was subsequently extended to February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry.

During the year ended December 31, 2002, in conjunction with the private placements, the Company issued 1,880,358 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at prices of $0.20 to $1.00 per share. By a directors resolution dated March 20, 2003, the Company extended the expiry date of 564,319 of the warrants to February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. By a directors' resolution dated November 5, 2003, the Company extended the expiry date of the share purchase warrants which expired on October 28, 2003 to October 28, 2005 and extended the expiry date of the share purchase warrants which were to expire on December 17, 2003 to December 17, 2005. None of these warrants have been exercised or cancelled

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

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

As partial consideration for finders' fees relating to the issuance of convertible debentures (note 5), the Company issued a total of 297,500 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

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

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

7.	Share purchase warrants (continued):

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

The fair value of the 25,000 warrants ($11,406) has been recorded as an expense and additional paid-in capital in the nine months ended September 30, 2004. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.68%, and an expected term of 2 years. The fair value of the 250,000 warrants will be recorded when management determines that it is likely that the warrants will become exercisable in accordance with the performance criteria.

On April 15, 2004 the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($42,170) has been recorded as an expense.

On September 10, 2004 the Company converted $62,500 of principal and $2,101 of accrued interest into 258,404 common shares and 129,202 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($20,892) has been recorded as an expense.

As partial consideration for an investor relations service agreement, on September 24, 2004, the Company issued 50,000 share purchase warrants exercisable at $0.50 into one common share for a period not to exceed three (3) years. The fair value of the warrants ($21,632) has been recorded as an expense. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 233%, risk free rate interest rate 2.62%, and an expected term of 2 years.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

7.	Share purchase warrants (continued):
	A summary of the Company's share purchase warrants outstanding as at September 30, 2004 is as follows:

	Number of warrants	Expiry date	Exercise price

	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	275,000	January 9, 2006	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	50,000	April 7, 2006	$1.25
	50,000	September 23, 2007	$0.50
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45
	260,794	April 14, 2009	$0.25
	56,500	May 27, 2009	$0.25
	129,202	September 9, 2009	$0.25

	4,705,845	Weighted average exercise price	$0.36

8.	Commitments:
	Annual operating lease commitments are as follows:

	Period ending December 31:
	2004		$45,716
	2005		173,710
	2006		170,658
	2007		168,365
	2008		111,734

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited - Prepared by Management) (Expressed in United States dollars)
Nine months ended September 30, 2004 and 2003

9.	Software license settlement:

As previously disclosed, an organization representing leading software manufacturers has made enquiries regarding the Company's potential use of unlicensed software. The enquiry did not relate to software that the Company sold, but to software used in the conduct of business. A self-audit revealed that the Company had unlicensed copies of software installed on its computers and, therefore, the Company agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued in the three months ended June 30, 2004, is payable in thirteen monthly installments. The Company has since developed and implemented processes to monitor and control the installation and usage of software.

10.	Subsequent Event

On October 19, 2004, the Company entered into an agreement to raise $500,000 by issuance of 1,250,000 Units at $0.40 per Unit. Each Unit comprises one common share and one half-share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share for five years at $0.50 per share. It is anticipated that the financing will close on or before November 26, 2004.

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

Since 2002 we have continued to add functionality to eVF by developing additional components as follows:

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

Effective February 1, 2004, ABB and Braintech entered into an Exclusive Channel Partner Agreement For The Licensing Of Braintech's Vision Guided Robotics Technologies And Software Products to develop and market vision guided robotic systems to ABB's North American automotive customers. This agreement has to date resulted in the receipt of an increasing number of purchase orders for vision guided robotic systems.

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

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On May 24, 2002 we filed an identical application in the United States Patent Office and we have received notification that the United States Patent Office issued the patent under US Patent No. 6,816,755 on November 9, 2004. Our first Single Camera 3D Vision Guidance Robotic system was installed in May 2002 and since then we have installed a total of 35 systems and those systems have generated $1,238,000 in revenue.

We have not at any time been able to generate sufficient revenue from sales of our services or products to sustain ongoing operations. In order to continue as a going concern, we will have to begin generating significant sales revenue.

As of September 30, 2004, we have incurred an aggregate deficit of approximately $16.4 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to September 30, 2004, in the amount of $1,624,347.

Plan Of Operations

Our strategic operating priorities for the year ended December 31, 2004 include the following:

Our first and major priority for 2004 is to grow our revenue through our Channel Partner Agreement with ABB. We intend to accomplish this by providing eVF training to both their technical and sales staff and by jointly developing sales and marketing materials. The marketing approach includes the exclusive branding by ABB of jointly developed Vision Guided Robotic solutions. In May 2004, ABB announced the launch of a North American marketing campaign for "TrueView". TrueView is a family of vision guided robotic systems that fully integrate Braintech's proprietary vision guidance technologies and the eVisionFacory software platform. We believe that, in combination with ABB's North American sales, engineering and field service teams, Braintech and TrueView will be able to achieve significant market penetration. During the nine months to September 30, 2004, we installed 21 systems and generated $703,769 in revenue. All but three of these systems were a result of our relationship with ABB.

Another priority for 2004 is to develop markets for our Internet-based service and support system. We intend to accomplish this by leveraging our Channel Partner Agreement with ABB so that full operating systems can be set up to demonstrate to potential end users the value and flexibility of both the Internet-based service and support system and the eVF platform on which it is built. On November 1, 2004, we announced the beta release of the new product: the Community Of Businesses Using Support Systems, or Cobuss. Cobuss is a web-based technical support tool built on top of a community-based peer-to-peer telecommunications software architecture. Field trials have shown the system to be capable of providing remote electronic support to our VGR systems at multiple major networks in the automotive industry. We anticipate that Cobuss can play a major role in providing support, such as fault diagnostics, remote communication, trend monitoring and control, as well as online training for industrial system processes. We expect that the application of Cobuss to industrial systems will significantly reduce downtime and enable effective training, while providing manufacturing enterprises with very efficient remote access to factory floor data for process optimization.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the nine-month period ended September 30, 2004 we incurred a foreign exchange loss of $3,995. Foreign exchange gains and losses resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2003 and the nine-month period ended September 30, 2004 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2004 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at September 30, 2004 approximate their carrying values.

To September 30, 2004, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Nine-month period ended September 30, 2004 compared with the nine-month period ended September 30, 2003

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the nine-month period ended September 30, 2004 was 1.33209. For the nine-month period ended September 30, 2003 the weighted average exchange was 1.42463. The change in our operating expenses (net of software license settlement) illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of approximately $227,000 from $1,419,936 for the nine-month period ended September 30, 2003 to $1,646,625 for the nine-month period ended September 30, 2004. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was an increase of approximately $120,000. The foreign exchange adjustment accounted for an increase of $107,000 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Sales revenue from operations for the nine-month period ended September 30, 2004 was $703,769 (September 30, 2003 - $156,225). The amount of our sales revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided at page 26.

Sales revenue for the nine month period ended September 30, 2004 included approximately $549,000 for the installation of twenty one vision systems delivered to ABB and an independent integrator for installation in various engine assembly plants, approximately $44,000 previously recorded as deferred revenue and now recognized as revenue in accordance with SOP 97-2, approximately $20,000 for engineering services, approximately $74,600 for commissioning, and approximately $16,300 for training and other services.

Cost of sales revenue for the nine-month period ended September 30, 2004 was $75,130 or approximately 10.7%.

Sales revenue for the nine-month period ended September 30, 2003, included approximately $27,250 for a vision system delivered to ABB for Ford Motor Company, approximately $20,000 for eVF run time licenses for Marubeni, approximately $7,400 for training and consulting revenue, approximately $38,000 for a vision system delivered to General Motors, Massena Powertrain plant, and approximately $60,000 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales revenue for the nine-month period ended September 30, 2003 was $19,430 or approximately 12.4%.

Reported research and development expenses increased $21,038 from $355,984 for the nine-month period ended September 30, 2003 to $377,022 for the nine-month period ended September 30, 2004. The foreign exchange differential accounted for an increase of approximately $24,500 indicating that actual research and development activity decreased by approximately $3,450. The decrease is accounted for by a reduction in wage and benefit costs.

Reported selling, general, and administrative expenses increased $205,651 from $1,063,952 for the nine-month period ended September 30, 2003 to $1,269,603 for the nine-month period ended September 30, 2004. The foreign exchange differential accounted for an increase of approximately $82,500 indicating an actual increase in activity of approximately $123,200. The principal factors contributing to the increase were as follows:

  Actual general and administrative salaries increased approximately $124,900 from $497,100 to $622,000. The foreign exchange differential accounted for an increase of approximately $48,500 resulting in a net reported increase of approximately $173,400. The actual increase resulted from minor salary increases, the payment of a salary to our Chief Executive Officer (he received no salary for the period from January 1, 2003 to August 31, 2003), the reduction of our administrative staff by one employee and the hiring on January 1, 2004 of our Detroit based Vice-President of Sales and General Manager North American Operations.

  For the nine-month period ended September 30, 2004, we recorded a stock based compensation charge of $11,406 in accordance with the application of the Black-Scholes option pricing model on the issuance of 25,000 share purchase warrants granted in connection with a consulting agreement. There was no similar charge during the nine-month period ended September 30, 2003.

  Actual amortization expenses decreased approximately $29,000 from $48,600 to $19,600 principally as a result of the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $1,600 resulting in a net reported decrease of approximately $27,400.

  Actual legal expenses were unchanged from 2003 to 2004.

  Actual accounting expenses decreased approximately $7,700 from $38,200 to $30,500. The foreign exchange differential accounted for an increase of approximately $2,400 resulting in a net reported decrease of approximately $5,300.

  Actual travel and marketing expenditures increased approximately $12,000 from approximately $172,300 to approximately $184,300. The foreign exchange differential accounted for an increase of approximately $14,400 resulting in a net reported increase of approximately $26,400. The individual components of the actual increase are as follows: trade shows decreased from $90,500 to $35,400, investor relations increased from $48,000 to $102,000, travel decreased from $18,600 to $12,800, and marketing materials increased from $100 to $5,000. The increase in investor relations relates to the compensation expense of $69,632 recorded as a result of the Investor Relations Agreement entered into with Elite Financial Communications Group, LLC.

  Actual rent and premises cost increased $17,700 from $112,100 to $129,900. The foreign exchange differential accounted for an increase of approximately $10,100 resulting in a net reported increase of approximately $27,800. The increase relates to the occupation of additional office space.

Three-month period ended September 30, 2004 compared with the three-month period ended September 30, 2003

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended September 30, 2004 was 1.29390. For the three-month period ended September 30, 2003 the weighted average exchange was 1.37943. We reported an increase in operating expenses of approximately $143,400 from $428,302 for the three-month period ended September 30, 2003 to $571,721 for the three-month period ended September 30, 2004. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was an increase of approximately $108,000. The foreign exchange adjustment accounted for an increase of $35,400 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Sales revenue from operations for the three-month period ended September 30, 2004 was $399,498 (September 30, 2003 - $55,758).

Sales revenue for the three-month period ended September 30, 2004 included approximately $315,400 for the installation of thirteen vision systems delivered to ABB and an independent integrator for installation in various engine assembly plants, approximately $21,700 previously recorded as deferred revenue and now recognized as revenue in accordance with SOP 97-2, approximately $52,200 for commissioning, and approximately $10,200 for training and other services.

Cost of sales revenue for the three-month period ended September 30, 2004 was $56,489 or approximately 14.1%.

Sales revenue for the three-month period ended September 30, 2003, includes approximately $38,000 for a vision system delivered to General Motors, Massena Powertrain plant, and approximately $17,500 previously recorded as deferred revenue and now recognized as revenue.

Cost of sales revenue for the three-month period ended September 30, 2003 was $15,187 or approximately 27.2%.

Reported research and development expenses increased $19,482 from $110,930 for the three-month period ended September 30, 2003 to $130,412 for the three-month period ended September 30, 2004. The foreign exchange differential accounted for an increase of approximately $8,100 indicating that actual research and development activity increased by approximately $11,400. The increase is accounted for by an increase in wage and benefit costs.

Reported selling, general, and administrative expenses increased $123,907 from $317,372 for the three-month period ended September 30, 2003 to $441,279 for the three-month period ended September 30, 2004. The foreign exchange differential accounted for an increase of approximately $27,4000 indicating an actual increase in activity of approximately $96,500. The principal factors contributing to the increase were as follows:

  Actual general and administrative salaries increased approximately $28,700 from $170,800 to $199,500. The foreign exchange differential accounted for an increase of approximately $13,200 resulting in a reported increase of approximately $41,900. The actual increase resulted from minor salary increases, the payment of a salary to our chief Executive Officer (he received no salary for the period from January 1, 2003 to August 31, 2003), the reduction of our administrative staff by one employee and the hiring on January 1, 2004 of our Detroit based Vice-President of Sales and General Manager North American Operations.

  Actual amortization expenses decreased approximately $9,200 from $14,400 to $5,200 principally as a result of the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $300 resulting in a net reported decrease of approximately $8,900.

  Actual legal expenses increased approximately $1,800 from $12,900 to $14,700. The foreign exchange differential accounted for an increase of approximately $1,000 resulting in a net reported increase of approximately $2,800.

  Actual accounting expenses increased approximately $500 from $7,300 to $7,800. The foreign exchange differential accounted for an increase of approximately $500 resulting in a net reported increase of approximately $1,000.

  Actual travel and marketing expenditures increased approximately $31,300 from approximately $60,400 to approximately $91,700. The foreign exchange differential accounted for an increase of approximately $6,100 resulting in a net reported increase of approximately $37,400. The individual components of the actual increase are as follows: trade shows decreased from $30,800 to $3,200, investor relations increased from $20,200 to $70,600, travel decreased from $6,600 to $4,800. The increase in investor relations relates to the compensation expense of $69,632 recorded as a result of the Investor Relations Agreement entered into with Elite Financial Communications Group, LLC.

  Actual rent and premises cost increased $11,500 from $34,700 to $46,100. The foreign exchange differential accounted for an increase of approximately $3,000 resulting in a net reported increase of approximately $14,500. The increase relates to the occupation of additional office space.

Liquidity and Capital Resources

Working Capital and Operations

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately December 15, 2004. To continue operation beyond that we will have to realize on our outstanding accounts receivable, generate significant revenue and/or raise additional capital. If we are unable to do so, we face a risk of insolvency.

As of November 10, 2004, our trade accounts receivable balance was approximately $130,000 and our cash position was approximately $100,000. We have also received purchase orders for six additional systems totalling approximately $160,000, which should be completed and invoice by January 31, 2005.

We estimate that, at our anticipated level of operation for the next twelve months, our cash expenditures will be approximately $190,000 per month. We base this estimate on the following data:

- As at November 10, 2004, we have 20 employees and our salary costs are approximately $105,000 per month;

  For the first nine months of 2004, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $65,000. We expect that these expenditures, exclusive of salary costs, will increase to approximately $75,000 per month over the next six months, because of an anticipated increase in general business activity;

  We do not expect to incur significant capital expenditures during the remainder of 2004 unless they result from a greater than expected increase in our level of operation; and

  An organization representing leading software manufacturers made enquiries regarding our potential use of unlicensed software. A self-audit revealed that we had unlicensed copies of software installed on our computers and, therefore, we agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued as at June 30, 2004, is payable in thirteen monthly instalments. Accordingly, our cash expenditures will include approximately $8,000 per month for the next 7 months.

Based on the foregoing, we estimate that our total cash expenditures for the period from November 10, 2004 to March 15, 2005 will be approximately $850,000. Accordingly, at our anticipated level of operation, our existing cash balances, our existing accounts receivable, our expected sales revenue based on purchase orders received, and our private placement proceeds should be sufficient to pay our anticipated cash expenditures to approximately March 15, 2005. To continue beyond March 15, 2005 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by March 15, 2005, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. Since January 1, 2003 we have obtained financing as follows:

Promissory Notes Payable

In January and March 2003, our Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355). These additional financings bear interest at 8% per annum and are repayable on demand. A general security agreement covering all of our real, personal and intangible property was pledged as security for the additional advances. The agreements governing the issuance of the convertible debentures (see below) provide that the general security agreement pledged as security for the promissory notes issued to the Chief Executive Officer be discharged, provided that $250,000 of the proceeds from the convertible debentures be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. We considered the value of $0.25 per unit to be the fair market of the shares and share purchase warrants which form the units, because that was the value we negotiated with independent third parties to be the conversion price of the convertible debentures that were assuming a position similar to the promissory notes being repaid. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003 a further $200,000 was repaid. All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued. On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. A gain or loss for accounting purposes was recognizable on settlement to the extent that the carrying value of the debt plus accrued interest is compared to the fair value of the cash and equity, based on the trading price on the date we committed to the issuance of the convertible debentures, received by the Chief Executive Officer. Accordingly we have recorded a loss on settlement of debt in the amount of $741,705 in the year ended December 31, 2003.

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

On May 10, 2004, in accordance with the terms of Securities Purchase Agreements, we issued convertible debentures in the amount of $337,500. Finders' fees were paid to two of the investors by way of issuance of 75,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finders' fees has been recognized in stockholders' equity.

On May 21, 2004, in accordance with the terms of Securities Purchase Agreements, we issued convertible debentures in the amount of $187,500. A finder's fee was paid to one of the investors by way of issuance of 37,500 units at $0.25 per unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the units underlying the finder's fee has been recognized in stockholders' equity.

Because the conversion price was less than the closing trading prices of our shares on the dates of issuance, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt was initially recorded at a nominal amount and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2004 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Beneficial conversion feature accreted to convertible debentures	778,861
Accrued interest payable	144,578
Conversion of debentures	(194,998)

Convertible debentures at September 30, 2004	$728,446

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. At the request of convertible debenture holders, on April 15, 2004, we converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Accordingly, we expensed $42,170 as the fair value of the warrants issued. On September 10, 2004, we converted $62,500 of principal and $2,101 of accrued interest into 258,404 common shares and 129,202 share purchase warrants. Accordingly, we expensed $20,892 as the fair value of the warrants issued.

Private Placement

On October 19, 2004, we entered into an agreement to raise $500,000 by the issuance of 1,250,000 Units at $0.40 per Unit. Each Unit comprises one common share and one half-share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share for five years at $0.50 per share. In the documentation relating to the issuance of the Convertible Debentures, we granted to the Debenture Holders the right of first refusal to participate in any subsequent financing for a period of two years from the closing of the debenture financing. Accordingly, we issued a Subsequent Financing Notice to the Debenture Holders on October 20, 2004. It is anticipated that the financing will close on or before November 26, 2004.

Off-Balance Sheet Arrangements

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

Because we have earned revenue of only $1,624,347 from inception to September 30, 2004, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately December 15, 2004. To continue operation beyond that we will have to realize on our outstanding accounts receivable, generate significant revenue and/or raise additional capital. If we are unable to do so, we face a risk of insolvency.

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

We made our original alliance agreement with ABB in March 2000 and together we have been awarded contracts for more than 40 vision guided robotic systems to date. Our relationship with ABB has developed to the point where in February 2004 we entered into an exclusive channel partner agreement with ABB to try to make additional sales through that relationship. However, our channel partner agreement with ABB is new and our prospects for generating sales under the ABB agreement are uncertain. Furthermore, additional sales through ABB will be dependent upon our products and services meeting customer demands.

Because our Internet based service and support system is in the development stage, we have no assurance that we will complete development successfully.

We commenced development of our Internet based service and support system during the fall of 2000. We recently released Cobuss, a beta version of that system. We have no assurance that we will be able to complete development of a commercial version of Cobuss, or that any market will exist for Cobuss when it is completed.

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

Because we do not have patent protection for all of our products, some of our intellectual property may be copied or misappropriated.

We do not hold patents on all of our products. Accordingly, we have no legal means to prevent other companies from developing products that perform similar functions in a similar way to our products not protected by patent. On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On May 24, 2002 we filed an identical application in the United States Patent Office and we have received notification that the United States Patent Office issued the patent under US Patent No. 6,816,755 on November 9, 2004. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. These are the only instances in which we have applied for or received patent protection of our intellectual property.

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

Because we have generated revenue of only $1,624,347 from inception to September 30, 2004, and our business has not been profitable with accumulated losses of $16,429,534 from inception to September 30, 2004, we may not be able to raise the additional capital we need.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2004, we issued 258,404 unregistered common shares at a price of $0.25 per share and 129,202 share purchase warrants on the conversion of Convertible Debentures. Each share purchase warrant has a five-year term and is exercisable into one common share at a price of $0.25 per share.

On September 24, 2004, we issued 100,000 unregistered common shares at a deemed price of $0.48 per share as consideration for an investor relations service agreement. We also issued 50,000 share purchase warrants. Each warrant has a three-year term and is exercisable into one common share at a price of $0.50 per share.

All of these securities were issued pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits
Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
3.10(13)	Certificate of Amendment to Articles of Incorporation
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech's Technologies
10.16	Service Agreement with Elite Financial Communications Group
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date
/s/ Owen L.J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	November 10, 2004
/s/ Babak Habibi Babak Habibi	President, Director,	November 10, 2004
/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	November 10, 2004