Form 10KSB
period 2004-12-31
BRAINTECH INC
filed 2005-03-30
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

BRAINTECH, INC.

Name of small business issuer in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

#102 - 930 West 1st St., North Vancouver, B.C. Canada	V7P 3N4
(Address of principal executive offices)	(Postal Code)

Issuer’s telephone number	(604) 988-6440

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes          [ X ]        No           ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          ☐

State issuer's revenues for the most recent fiscal year:	$749,969

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As at March 24, 2004: $10,406,643.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

21,050,507 common shares, par value $0.001, as at March 24, 2005.

Braintech, Inc.

Form 10-KSB

TABLE OF CONTENTS

Page

PART I

Risk Factors	4

Item 1.	Description of Business	8

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	17

Item 6.	Management's Discussion and Analysis	18

Item 7.	Financial Statements	30

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	31

Item 8A.	Controls and Procedures	31

Item 8B.	Other Information	31

PART III

Item 9.	Directors, Executive Officers, Promoters, and
	Control Persons	31

Item 10.	Executive Compensation	34

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	And Related Stockholder Matters	36

Item 12.	Certain Relationships and Related Transactions	38

Item 13.	Exhibits and Reports on Form 8-K	42

Item 14.	Principal Accountant Fees and Services	43

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading “Risk Factors”. You should read these cautionary statements as being applicable to all related forward- looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

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

Because we have earned revenue of only $1,670,547 from inception to December 31, 2004, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately June 15, 2005. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The auditors’ report on our December 31, 2004 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We made our original alliance agreement with ABB in March 2000. In February 2004, we entered into an exclusive channel partner agreement with ABB to try to make additional sales through that relationship.

In January 2005, the agreement was amended allowing ABB to market TrueView™, a vision guided robotic technology exclusively powered by our eVF software, to the countries of the European Economic Union and sub-license TrueView™ to their business partners on a worldwide basis.

Together we have been awarded contracts for over 70 vision guided robotic systems to date.

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

Because we do not have patent protection for all of our products, our intellectual property may be copied or misappropriated.

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. On November 9, 2004, the United States Patent Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On July 14, 2004 We filed an application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics.

These are the only instances in which we have applied for patent protection of our intellectual property. Accordingly, we have limited legal means to prevent other companies from developing products that perform similar functions in a similar way.

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

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2004 the market price of our common stock has varied between $0.32 and $0.91. As we have not announced any material changes to our operations, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because we have generated revenue of only $1,670,547 from inception to December 31, 2004, and our business has not been profitable with accumulated losses of $17,346,467 from inception to December 31, 2004, we may not be able to raise the additional capital we need.

We will require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

•	Our share price has been highly volatile during 2002, 2003 and 2004. The volatility of our share price may deter potential investors.
•

Subsequent to the beginning of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.

•	Subsequent to the beginning of 2000, capital markets have become tighter generally, with less financing available for technology companies.
•	Capital markets have become tighter due to international tensions beginning on September 11, 2001.

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

During 2001 and 2002, we issued approximately 6.1 million shares in private placements and other transactions. In 2003 we issued 2,354,621 common shares and 1,177,310 share purchase warrants for settlement of promissory notes payable. Those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during 2003 and 2004 we issued $2,250,000 in convertible debentures bearing interest at 8% per annum. The debenture principal and accrued interest are convertible into units at $0.25 per unit, each unit consisting of one common share and one-half share purchase warrant. In conjunction with the convertible debentures, we issued 595,000 common shares and 297,500 share purchase warrants for finders’ fees. During 2004 and 2005, we issued 1,750,000 shares and 875,000 share purchase warrants in private placement transactions. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

Because our stock may be subject to “low price stock” rules, the market for our stock may be limited.

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars (“Cdn$”). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.77, being the average exchange rate during the year ended December 31, 2004.

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

During 2002, 2003 and 2004 we continued to add functionality to eVF by developing additional components as follows:

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

AutoTrain-3D; AutoTrain-3D is a fully automated process that facilitates the introduction or “training” of new parts into a given eVF-based system running the SC3D technology.

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

As of December 31, 2004, we have incurred an aggregate deficit of approximately $17.3 million during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We have generated total revenues, from inception on January 3, 1994 to December 31, 2004, in the amount of $1,670,547.

Principal Products and Services

Our business consists the development, supply and support of machine vision guidance systems for robots used in the automotive manufacturing industry. The field of vision guided robotics requires our vision systems to incorporate advanced robotic engineering and programming know-how for optimal integration with the robotic systems.

Our products and services are suitable for both product inspection and location analysis applications, and the projects we have completed with ABB have involved both applications. The vision guided robotic systems we have sold to date are used mainly in the manufacture of automotive parts, but we believe that we are capable of developing systems that can be applied in a large number of industrial sectors.

We develop vision guided robotic systems based on our customers’ particular needs. Solutions that we have delivered range from single and multi-camera 2D systems to single and multi-camera 3D systems.

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

eVisionFactory is installed on a user’s computer system as part of a completed vision guided robotic system. After installation, the system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVisionFactory will permit users to make minor modifications directly. We will supply major modifications or upgrades at an extra charge.

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

eVisionFactory – Internet-based Service and Support System

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

Single Camera 3D Vision Systems

Our principal vision guidance robotic technology is called Single Camera 3D (SC3D). We developed our SC3D technology in response to a major automaker’s request for a robust 3D robot guidance system for automotive part handling applications.

A CCD (Coupled Charged Devise) camera is integrated into the robot gripper. The robot moves to position the camera near the part to be handled by the robot. A single image of the part is captured and the SC3D technology performs its analysis. The SC3D system determines the position of the part in 3D space, ie. its position on the on x, y, z axis and its orientation (roll, pitch, and yaw angles). These values are transmitted to the robot controller via Ethernet. The robot uses this information to adjust the position of its gripper to match the 3D coordinates of the part and proceeds to intercept, grasp and manipulate the part as required by the particular task at hand. The complete process takes less than one second. In extreme cases, where the part is heavily tilted to one side, the vision guidance system can perform two measurements (coarse and then fine) to achieve higher accuracy and reliability. The vision guidance system makes this decision automatically.

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

Customer projects

Our attempts to sell customized vision systems were unsuccessful until the final quarter of 1999. Since then, we have sold and installed over 50 vision guided robotic systems and have received purchase orders for an additional 30 systems which will be installed during the 2nd, 3rd and 4th quarters of 2005.

ABB, Inc.

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

Between July 2000 and August 2001, we received purchase orders for four additional vision guided robotic systems utilizing our 2D guidance technology.

In the second quarter of 2001, at the request of Ford Motor Company, we completed the development of a 3D single camera vision guidance system. As a result of our completion of the development of the SC3D proof of concept, we received from ABB an order for 19 vision guidance systems for installation into two engine assembly plants of Ford Motor Company. Installation of the systems commenced in the second quarter of 2002 and the final systems were installed in February 2004.

Between April 2003 and July 2003, we received purchase orders for six additional vision guided robotic systems utilizing our SC3D guidance technology. These systems were installed between August 2003 and February 2004.

Effective February 1, 2004, we entered into an Exclusive Channel Partner Agreement with ABB for the licensing of our Vision Guided Robotics Technologies And Software Products to develop and market vision guided robotic systems to ABB’s North American automotive customers. This agreement resulted in the receipt of purchase orders for fourteen additional vision guided robotic systems. These systems were completed and installed in the second, third and fourth quarters of 2004 and the first quarter of 2005.

The success of these orders and installations convinced ABB to create a marketing strategy centred on a brand called TrueView™. TrueView™ Vision Guided Robotics systems fully integrate SC3D vision guidance technology and the eVF software platform.

As a result of achieving market acceptance for TrueView™ through 2004, the two companies initiated a significant sales program that started in January 2005. Accordingly in January 2005, the February 1, 2004 agreement was amended to allow ABB to market TrueView™, exclusively powered by our technology, to the countries of the European Economic Union and sub-license TrueView™ to their business partners on a worldwide basis.

As at March 24, 2005, we have received purchase orders for twenty eight additional systems as a result of the acceptance by end users of TrueView™ Vision Guided Robotics systems.

In addition to supplying vision guided robotic systems to ABB, we have provided them with eVF upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our amended Exclusive Channel Partner Agreement.

Marubeni Corporation

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which the two companies have agreed to cooperate in developing and marketing vision systems for industrial applications including vision guided robots in Japanese and Asian markets. During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement on June 24, 2002. The agreement, which covers Southeast Asia and Australia, provided for mutual exclusivity, whereby Marubeni was granted an exclusive license to manufacture and distribute our Vision Guided Robotic systems and Marubeni agreed that it would not deal with any competitive technology or products. In March 2002, Marubeni placed an order for two eVF development licenses and these licenses were delivered upon completion of the Marketing and Development Agreement. In December 2002, Marubeni placed an order for two run-time licenses and those licenses were delivered in March 2003.

On November 4, 2004, Marubeni agreed to remove the exclusivity clauses on the condition that we repurchase from Marubeni one of the eVF development licenses and one of the run-time licenses for the sales price of $20,000.

The June 24, 2002 agreement was for a period of three years and in accordance with the terms of the agreement, we have given notice to Marubeni that the agreement will be allowed to terminate on June 24, 2005.

Talk Engineering Co., Ltd.

On December 2, 2004, we signed a non-exclusive developer's agreement with Talk Engineering Co., Ltd. to develop Vision Guided Robotic solutions powered by our eVisionFactory technologies specifically for the auto manufacturing industry in Japan. Talk is a regional Japanese machine vision developer and integrator primarily serving Japanese automobile and foods manufacturers, and was introduced by us to ABB Japan as a regional resource for developing TrueView™ solutions for the Japanese market.

Talk ordered one eVf Developers license and two eVF run-time licenses. One of the run-time licenses is for installation at Toyota Motor Corporation's auto production plant located in Tsutsumi, Japan, where the automaker produces the Camry, ES 300 and Prius.

Competitive Position -Vision Guided Robotic Systems

Vision guided robotics is an emerging industry and as such, no statistics are available to determine the size or composition of the overall market. Many of our potential competitors are substantially larger than we are and earn substantially greater revenue. We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the machine vision market have the capability to develop the kind of vision guidance systems we develop. However, we also believe that:

•	eVisionFactory will enable us to develop vision guided robotic systems quickly and efficiently;

•	through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients; and
•	our pending patent regarding the Method and Apparatus for Single Camera 3D Vision Guided Robotics will provide us with a sustainable competitive advantage.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

Research and Development

During the year ended December 31, 2004, we incurred research and development expense of $503,145, and during the year ended December 31, 2003, we incurred research and development expense of $467,074. Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2005, our own employees will do substantially all of our research and development work.

Intellectual Property

We believe that software and related technical data which we have developed constitute intellectual property belonging to us. The software and technical data over which we assert intellectual property rights include principally the following:

•	software we have written in developing our single camera 3D robot guidance system;
•	software we have written and incorporated in eVisionFactory, including the software by which eVisionFactory links the various subroutines within its libraries;
•	software we have written in developing the components of eVisionFactory including AutoCal-3D, Xi2D (Single/Multi-Camera 2D), DD3D (Direct Depth 3D), and SR3D (Surround Vision 3D);
•	software we have written and incorporated in the Internet based service and support system included in eVisionFactory;
•	software routines we have written from time to time in developing machine vision systems; and
•	software routine we have written from time to time in developing vision guided robotic systems.

We have registered the trademarks “Braintech” and “BrainTron” with the United States Patent and Trademark office. We have also applied for registration of the trademarks SC3D, eVisionFactory and eVF with the United States Patent and Trademark Office. In the Canadian Trade-marks Office we have applied for and received notice of registration for the trademarks SC3D, and applied for registration of the trademarks, eVF, and eVisionFactory.

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. On November 9, 2004, the United States Patent Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On July 14, 2004 We filed an application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics.

Our ability to compete successfully will depend in part on our ability to protect our proprietary technology and information. Except for the U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics described above, our application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided

Robotics, and apart from the above trademarks and trade mark applications, we have not applied for registration of intellectual property rights in respect of any of our software (although certain forms of legal protection, such as copyright ownership, are available without registration). Although we attempt to prevent improper disclosure of our proprietary technology, we cannot assure that the measures we take will be adequate, or that competitors will not be able to develop similar technology independently. Further, we can not assure that claims allowed on any patent we obtain will be broad enough to protect our technology, that any patent applications will ultimately be successful, or that foreign intellectual property laws will protect our intellectual property. We may have to resort to litigation to enforce or determine the validity and scope of our proprietary rights. Litigation of this nature would likely be expensive, and its outcome uncertain.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our office premises are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada and consist of approximately 11,300 square feet. The term of the lease is five (5) years to August 31, 2008. The annual rent is approximately $162,500 per year, inclusive of operating costs. The lease agreement provides that a rental credit equal to six months minimum rent be applied to the first six months rent payable. For financial statement purposes the monthly rental credits are recorded as deferred leasehold inducements and applied over the term of the lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol “BRHI”.

The following table shows the high and low bid information for our common shares for the quarters indicated.

Quarter	High	Low	Close
	($)	($)	($)

2004
Fourth quarter	0.66	0.32	0.45
Third quarter	0.48	0.33	0.48
Second quarter	0.80	0.42	0.42
First quarter	0.78	0.36	0.70

2003
Fourth quarter	0.65	0.35	0.41
Third quarter	0.67	0.40	0.45
Second quarter	0.87	0.27	0.52
First quarter	0.51	0.11	0.30

The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at March 24, 2005, we have 21,050,507 shares issued and outstanding. We have approximately 390 registered shareholders. Approximately 9.7 million shares are registered in the name of CEDE & Co., a depository. Based on research into the indirect holdings registered in the names of depositories and financial institutions, we estimate that we have over 9,500 beneficial shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Overview

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to December 31, 2004, in the amount of $1,670,547.

We have incurred aggregate net losses of approximately $17.3 million during the period from our inception on January 3, 1994, to December 31, 2004. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

At the beginning of fiscal 2004, we set strategic operating priorities for the ensuing year. These priorities and the results are as follows:

Our first and major priority for 2004 was to grow our revenue through our Channel Partner Agreement with ABB. We were successful in that we recorded revenues of nearly $750,000. Although not significant in terms of annual revenue, it is significant in terms of increase over previous years and as a percent of our total revenue generated from inception. We accomplished this by attending trade shows with ABB, by providing eVF training to both ABB technical and sales staff and by jointly developing sales and marketing materials. The marketing approach includes the exclusive branding by ABB of jointly developed Vision Guided Robotic solutions. In May 2004, ABB announced the launch of a North American marketing campaign for “TrueView”. TrueView is a family of vision guided robotic systems that fully integrate our proprietary vision guidance technologies and the eVisionFacory software platform. We believe that, in combination with ABB’s North American sales, engineering and field service teams, TrueView will be able to achieve significant market penetration. In order to accomplish this market penetration, the two companies initiated a significant sales and marketing program that started in January 2005. Accordingly, in January 2005, the February 1, 2004 agreement was amended to allow ABB to market TrueView, exclusively powered by our technology, to countries of the European Economic Union and sub-license TrueView to their business partners on a worldwide basis.

Another priority for 2004 was to develop markets for our Internet-based service and support system. By leveraging our Channel Partner Agreement with ABB we set up a full operating system to demonstrate to potential end users the value and flexibility of both the Internet-based service and support system and the eVF platform on which it is built. On November 1, 2004, we announced the beta release of the new product: the Community Of Businesses Using Support Systems, or Cobuss. Cobuss is a web-based technical support tool built on top of a community-based peer-to-peer telecommunications software architecture. Field trials have shown the system to be capable of providing remote electronic support to our VGR systems at multiple major networks in the automotive industry. We anticipate that Cobuss can play a major role in providing support, such as fault diagnostics, remote communication, trend monitoring and control, as well as online training for industrial system processes. We expect that the application of Cobuss to industrial systems will significantly reduce downtime and enable effective training, while providing manufacturing enterprises with very efficient remote access to factory floor data for process optimization.

Another priority for 2004 was to continue the development of our business in Asia through our relationship with Marubeni. In November 2004, Marubeni agreed to remove the exclusivity clauses of our Agreement dated June 24, 2002. The June 24, 2002 agreement was for a period of three years and in accordance with the terms of the agreement, we have given notice to Marubeni that the agreement will be allowed to terminate on June 24, 2005. During 2004, we developed a relationship with Talk Engineering Co., Ltd., the integrator used by Marubeni to install an eVF system in the Hino Motors engine plant. In December 2004, we entered into a non-exclusive developer’s agreement with Talk Engineering to develop Vision Guided Robotic solutions powered by our eVF technologies specifically for the auto manufacturing industry in Japan. Talk has ordered one eVf Developers license and two eVF run-time licenses. One of the run-time licenses is for installation at Toyota Motor Corporation's auto production plant located in Tsutsumi, Japan, where the automaker produces the Camry, ES 300 and Prius.

Our strategic operating priorities for fiscal 2005 include the following:

Our first and major priority for 2005 is to significantly grow our revenue so that we may eventually reduce our reliance on equity financing to fund our operations. We intend to achieve this revenue growth on several fronts as follows:

We intend to assist ABB with their TrueView marketing and sales program to expand their sales in North America, Europe and Asia. We intend to expand the product line of eVF application solutions for ABB’s automotive customers. The eVF application solutions developed for ABB now center on rigid part handling in power train applications. We intend to expand our product line beyond power train into body panel handling, adhesive application and inspection, and real time visual tracking of moving parts. It is our plan to eventually develop applications for each of the automotive business units within ABB. and in doing so, we will be able to take utilize the sale personnel attached to each of these divisions. We also intend to explore the possibility of developing eVF application solutions for ABB’s channel partners in non-manufacturing industries.

We also intend to expand our revenue sources outside ABB and the automotive industry. We are pursuing opportunities with the United States Government and are intending to develop a version of eVF suitable for sale to the research and educational markets, both private and public.

Another priority for 2005 is to develop a commercialized version of Cobuss, our Internet-based service and support system. Once developed, we intend to leverage our Channel Partner Agreement with ABB so that full operating systems can be set up to demonstrate to potential end users the value and flexibility of both the Internet-based service and support system and the eVF platform on which it is built. We anticipate that our first sales of Cobuss will occur during 2005 and will be in the automobile manufacturing industry. We also intend to seek out potential end users outside the automobile manufacturing industry.

In 2005 we also intend to continue the development of our business in Asia through our relationship with Talk Engineering Co., Ltd. We intend to facilitate a marketing strategy that combines the strength of ABB’s TrueView brand of Vision Guided Robotics and the strength of Talk’s relationship with the Japanese automotive industry.

Another priority for 2005 is to increase the public and investor visibility of our company and our products. In order to accomplish this, we entered into Marketing Communications Services Agreement with Baldacci Communications, LLC. The agreement is effective February 1, 2005 and comprises an Investment Stakeholder Development Plan designed by Baldacci. The plan integrates the key elements of marketing communications, investor relations, public relations, and portfolio development. Our director, James Speros, will be contracted by Baldacci to provide a portion of the services.

We also intend to continue to add functionality to eVF by developing additional components and features.

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

We believe the “critical” accounting policies we use in preparation of our financial statements are as follows:

Revenue Recognition. We follow the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2. We recognize revenue when there is a persuasive evidence of a contract, delivery has occurred, the fee is fixed or determinable, collection is reasonably assured, and there are no substantive performance obligations remaining. Any cash received in advance of meeting these criteria is recorded as deferred revenue on our balance sheet. Changes in contractual arrangements or customer relationships in the future could impact the extent or timing of revenue recognition.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2004 we incurred a foreign exchange loss of $13,674 (2003 - $76,238). The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2004 and December 31, 2003 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2004 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2004 approximate their carrying values.

To December 31, 2004, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Year ended December 31, 2004 compared with year ended December 31, 2003

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the year ended December 31, 2004 was 1.29207. For the year ended December 31, 2003, the exchange rate was 1.37119. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. Exclusive of the software license settlement, we reported an increase in operating expenses of approximately $213,748 from $2,139,815 for the year ended December 31, 2003 to $2,353,563 for the year ended December 31, 2004. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was an increase of approximately $83,714. The foreign exchange adjustment accounted for an increase of $130,034 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Revenue from operations for the year ended December 31, 2004 was $749,969 (December 31, 2003 - $213,584). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, as described in the significant accounting policies note to our consolidated financial statements.

Revenue for the year ended December 31, 2004, included approximately $494,000 for vision systems delivered to ABB for installation in various end users, approximately $68,500 for training and consulting revenue, approximately $138,900 for vision systems delivered to an independent integrator, and approximately $68,600 initially recorded as deferred revenue and now recognized as revenue. We also recorded a credit to revenue of $20,000 regarding the repurchase of licenses from Marubeni.

Cost of sales for the year ended December 31, 2004 was $76,939.

Revenue for the year ended December 31, 2003, included approximately $111,250 for vision systems delivered to ABB for installation in various end users, approximately $20,000 for eVF run time licenses for Marubeni, approximately $7,400 for training and consulting revenue, and approximately $70,000 initially recorded as deferred revenue and now recognized as revenue.

Cost of sales for the year ended December 31, 2003 was $24,286.

We reported that research and development expenses increased $36,071 from $467,074 for the year ended December 31, 2003 to $503,145 for the year ended December 31, 2004. The foreign exchange differential accounted for an increase of approximately $29,000 indicating that actual research and development activity increased by approximately $7,000. The increase is attributable to an increase in salaries cost.

We reported that selling, general, and administrative expenses increased $177,677 from $1,672,741 for the year ended December 31, 2003 to $1,850,418 for the year ended December 31, 2004. The foreign exchange differential accounted for an increase of approximately $101,000 indicating an actual increase in activity of approximately $76,700. Several factors contributed to the decrease and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

•

Actual general and administrative salaries increased approximately $161,900 from $695,100 to $857,000. The foreign exchange differential accounted for an increase of approximately $52,500 resulting in a net reported increase of approximately $214,400. The increase is mainly attributable to the hiring of our sales vice-president and one additional administrative staff.

•

For the year ended December 31, 2003, we recorded a stock based compensation charge of $185,400 in accordance with the application of the Black-Scholes option pricing model on the issuance of 500,000 share purchase warrants granted in connection with a consulting agreement for the provision of strategic introductions and general consulting in the manufacturing industry. For the year ended December 31, 2004, we recorded a stock based compensation charge of $21,632 in accordance with the application of the Black-Scholes option pricing model on the issuance of 50,000 share purchase warrants granted in connection with a consulting agreement for the provision of consulting services.

•

Actual amortization expenses decreased approximately $33,500 from $60,000 to $26,500 principally as a result of the diminishing value of our fixed assets and the full amortization of fixed assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $1,600 resulting in a net reported decrease of approximately $31,900.

•

Actual legal expenses decreased approximately $2,700 from $72,200 to $69,500, principally due to a reduction in the use of outside legal counsel and an increase in our patent activity. The foreign exchange differential accounted for an increase of approximately $4,300 resulting in a net reported increase of approximately $1,600.

•

Actual accounting expenses decreased approximately $500 from $64,900 to $64,400. The foreign exchange differential accounted for an increase of approximately $4,000 resulting in a net reported increase of approximately $3,500.

•

Actual overall travel and marketing expenditures increased approximately $1,100 from approximately $238,400 to approximately $239,500. The foreign exchange differential accounted for an increase of approximately $14,700 resulting in a net reported increase of approximately $15,800. The individual components of the actual decrease are as follows: Expenditures for marketing materials increased from $8,100 to $23,300, trade shows decreased from $94,800 to $36,000, investor relations increased from $79,700 to $106,600, travel increased from $27,800 to $28,900, and web site expenditures increased from $6,000 to $19,500.

•

Actual rent and premises cost increased $30,800 from $151,800 to $182,600. The foreign exchange differential accounted for an increase of approximately $11,200 resulting in a net reported increase of approximately $42,000. The increase is the results from the occupation of additional premises, an increase in insurance costs and additional repairs and maintenance costs.

•	For the year ended December 31, 2004, we recorded a $100,000 charge relating to corporate income tax compliance expenses. There was no similar charge in the year ended December 31, 2003.

•

For the year ended December 31, 2004, we recorded a $103,883 charge relating to a software license settlement regarding our potential use of unlicensed software. There was no similar charge in the year ended December 31, 2003.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2004, our trade accounts receivable balance was $84,643. Subsequent to December 31, 2004 and to March 24, 2005 all but $8,560 of this balance was received in full. In addition, we have received $31,500 for products and services billed in 2005. We also received proceeds of $287,000 on the private placement of 717,500 shares and 358,750 share purchase warrants. Our accounts receivable as at March 24, 2005 is approximately $65,000 and our cash position is approximately $660,000 inclusive of subscriptions received of $600,000 pertaining to the private placement of 1,875,000 units at $0.80 per unit approved by the Board of Directors on March 10, 2005.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

-	As at March 24, 2005, we have 23 employees and our salary costs are approximately $125,000 per month.

-

For the year ended December 31, 2004, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $70,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase to approximately $90,000 per month over the next six months, because of an anticipated increase in general business activity.

•	We do not expect to incur significant capital expenditures during the remainder of 2004 unless they result from an increase in our level of operation.

•

An organization representing leading software manufacturers made enquiries regarding our potential use of unlicensed software. A self-audit revealed that we had unlicensed copies of software installed on our computers and, therefore, we agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued as at June 30, 2004, is payable in thirteen monthly installments. Accordingly, our cash expenditures will include approximately $8,000 per month for the next 4 months.

Based on the foregoing, we estimate that our total cash expenditures for the period from March 24, 2005 to October 31, 2005 will be approximately $1,800,000. Accordingly, at our anticipated level of operation, our existing cash balances, our existing accounts receivable, our expected sales revenue based on purchase orders received, and the anticipated proceeds from the $1,500,000 private placement financing described elsewhere in this document should be sufficient to pay our anticipated cash expenditures to approximately October 31, 2005. To continue beyond October 31, 2005 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by October 31, 2005, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. During 2003 and 2004 we obtained financing as follows:

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

Between September 5, 2003 and May 21, 2004, in accordance with the terms of Securities Purchase Agreements, we issued convertible debentures in the amount of $2,250,000. Finder’s fees were paid to investors, persons related to investors, and independent third parties by way of cash payment of $26,250 and by way of issuance of 595,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the cash finder’s fees and the fair value of the units underlying the finder’s fees have been recognized in stockholders’ equity.

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at December 31, 2004 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Beneficial conversion feature accreted to convertible debentures	991,717
Accrued interest payable	186,171
Conversion of debentures	(194,998)
Convertible debentures at December 31, 2004	$982,895

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

Private Placement

At a directors’ meeting held October 13, 2004, approval was given to a private placement of 1,250,000 units at a price of $0.40 per unit for gross proceeds of $500,000. Each unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant is exercisable at $0.50 into one common share for five years. At a directors’ meeting held December 21, 2004, approval was given to extend the private placement to $700,000 under the same terms and conditions. The $700,000 private placement was closed in several traunches as follows:

December 1, 2004	$158,000
December 20, 2004	75,000
December 29, 2004	180,000
January 12, 2005	165,000
March 4, 2005	122,000
Total	$700,000

In conjunction with this private placement, we paid $32,880 and issued 24,500 units as finders’ fees.

Employee Stock Options

The exercise of 100,000 employee stock options has generated $21,700 from January 1, 2004 to March 24, 2005.

Private Placement

At a meeting held March 10, 2005, the Board of Directors approved the private placement of up to 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. It is anticipated that the private placement will close on or about March 31, 2005. In conjunction with this private placement, we will pay up to 10% in finders’ fees in cash and/or shares.

Off-Balance Sheet Arrangements

Not Applicable.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated audited financial statements for the period ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 7. FINANCIAL STATEMENTS

Each of the following items is contained in our consolidated financial statements, which are attached as an exhibit to our annual report.

-	Report of Independent Registered Public Accounting Firm;
-	Consolidated Balance sheets as of December 31, 2004 and 2003;
-	Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2004;
•	Consolidated Statements of Stockholders' Equity (Deficit) for the three year period ended December 31, 2004;
•	Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004; and
•	Notes to Consolidated Financial Statements.

Supplementary financial data showing unaudited quarterly financial information such as revenues, gross margin, net loss for the period and net loss per share during our two most recent fiscal years is contained in note 15 to our audited consolidated financial statements.

Consolidated Financial Statements (Expressed in United States dollars) BRAINTECH, INC. Years ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Braintech, Inc.

We have audited the accompanying consolidated balance sheets of Braintech, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

February 7, 2005, except for note 18,
which is as of March 10, 2005

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2004 and 2003

	2004	2003

Assets

Current assets:
Cash and cash equivalents	$196,012	$741,474
Accounts receivable	84,643	61,175
Inventory	6,569	16,232
Prepaid expenses	53,550	40,803
	340,774	859,684

Fixed assets (note 4)	60,638	53,129

	$401,412	$912,813

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$123,210	$40,627
Accrued liabilities	222,600	68,694
Deferred leasehold inducements (note 5)	64,226	49,629
Deferred revenue	35,133	28,953
	445,169	187,903
Non-current liabilities
Convertible debentures (note 7)	982,895	164,991

Total liabilities	1,428,064	352,894

Stockholders’ equity (deficit):
Common stock (note 8):
Authorized: 200,000,000 shares, with $0.001 par value
(2003 – 40,000,000 shares)
Issued: 20,294,257 shares	20,294	18,183
(2003 – 18,183,015)
Additional paid-in capital	16,299,521	15,027,934
Accumulated deficit	(17,346,467)	(14,486,198)
	(1,026,652)	559,919

	$401,412	$912,813

Future operations (note 1)

Commitments (note 11)

Subsequent events (note 16)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Operations
(Expressed in United States dollars)

	Years ended December 31,
	2004	2003	2002

Sales	$749,969	$213,584	$460,093
Cost of sales	76,939	24,286	36,449

Gross margin	673,030	189,298	423,644

Operating expenses:
Research and development	503,145	467,074	477,392
Selling, general and administrative
(note 13)	1,850,418	1,672,741	1,525,646
Software license settlement (note 16)	103,883	-	-
	2,457,446	2,139,815	2,003,038

Operating loss	(1,784,416)	(1,950,517)	(1,579,394)

Non-operating:
Interest income	109	79	804
Loss on settlement of debt (note 6)	-	(741,705)	-
Interest on promissory notes (note 6)	-	(29,501)	-
Interest on convertible debentures (note 7)	(156,226)	(29,945)	-
Beneficial conversion feature accreted
to convertible debentures (note 7)	(856,674)	(135,043)	-
Fair value of warrants issued on
conversion of debentures (note 7)	(63,062)	-	-
	(1,075,853)	(936,115)	804

Loss for the year	$(2,860,269)	$(2,886,632)	$(1,578,590)

Loss per share information:
Basic and diluted	$(0.15)	$(0.19)	$(0.13)

Weighted average number of common
Shares outstanding	18,516,638	15,408,397	12,189,358

See accompanying notes to consolidated financial statements.

                                                                                                                                                                F- 2

BRAINTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

	Common stock			Deferred		Total
	Number		Additional	stock-based	Accumulated	stockholders’
	of shares	Amount	paid-in capital	compensation	deficit	equity (deficit)

Balance, December 31, 2001	11,358,668	11,359	10,280,074	(10,000)	(10,020,976)	260,457

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2001)	3,760,716	3,760	1,431,466	-	-	1,435,226
Shares issued for services rendered
in prior years	20,000	20	(20)	-	-	-
Shares issued for services rendered	80,000	80	63,920	-	-	64,000
Shares issued for fractional shares
resulting from reverse stock split	10	-	-	-	-	-
Stock based compensation	-	-	39,409	-	-	39,409
Deferred stock-based compensation	-	-	(10,000)	10,000	-	-
Loss for the year	-	-	-	-	(1,578,590)	(1,578,590)

Balance, December 31, 2002	15,219,394	15,219	11,804,849	-	(11,599,566)	220,502

Common stock transactions
(net of share issue costs)
Shares issued for promissory notes
payable	2,354,621	2,355	586,300	-	-	588,655
Shares issued for services rendered	20,000	20	5,380	-	-	5,400
Shares issued for cash on exercise
of employee stock options	107,000	107	21,293	-	-	21,400
Shares issued for finders fees	482,000	482	(482)	-	-	-
Compensatory benefit of warrants
issued to contractors	-	-	189,521	-	-	189,521
Cash paid for finders fee	-	-	(26,250)	-	-	(26,250)
Loss on settlement of debt	-	-	741,705	-	-	741,705
Fair value of debenture beneficial
conversion feature	-	-	1,724,997	-	-	1,724,997
Debenture issue expenses	-	-	(19,379)	-	-	(19,379)
Loss for the year	-	-	-	-	(2,886,632)	(2,886,632)

Balance, December 31, 2003	18,183,015	18,183	15,027,934	-	(14,486,198)	559,919

Common stock transactions
(net of share issue costs)
Shares issued for cash	1,032,500	1,032	411,968	-	-	413,000
Shares issued for services rendered	100,000	100	47,900	-	-	48,000
Shares issued for cash on exercise
of employee stock options	77,000	77	17,023	-	-	17,100
Shares issued on conversion of
convertible debentures	779,992	780	194,218	-	-	194,998
Shares issued for finders’ fees	121,750	122	(122)	-	-	-
Compensatory benefit of warrants					-
issued to contractors	-	-	33,038	-		33,038
Cash paid for finder’s fees	-	-	(19,090)	-	-	(19,090)
Fair value of debenture beneficial
conversion feature	-	-	524,998	-	-	524,998
Debenture issue expenses	-	-	(1,408)	-	-	(1,408)
Fair value of warrants issued on conversion
of debentures	-	-	63,062	-	-	63,062
Loss for the year	-	-	-	-	(2,860,269)	(2,860,269)

Balance, December 31, 2004	20,294,257	$20,294	$16,299,521	$	$(17,346,467)	$(1,026,652)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Years ended December 31,
	2004	2003	2002

Cash flows from operations:
Loss for the year	$(2,860,269)	$(2,886,632)	$(1,578,590)
Items not involving cash:
Amortization	28,071	59,990	78,579
Bad debt	-	-	68,251
Loss on settlement of debt	-	741,705	-
Shares issued for services rendered	48,000	5,400	64,000
Stock based compensation	-	-	39,409
Compensatory benefit of warrants issued to contractor	33,038	189,521	-
Interest on promissory notes	-	29,501	-
Accretion of debenture beneficial conversion feature	856,674	135,043	-
Fair value of warrants issued on
conversion of debentures	63,062	-	-
Changes in non-cash operating working capital:
Accounts receivable	(23,468)	137,760	(194,971)
Inventory	9,663	(14,973)	34,208
Prepaid expenses	(12,747)	(1,528)	4,972
Deferred cost of sales	-	1,488	6,277
Accounts payable and accrued liabilities	236,489	27,663	(46,006)
Accrued interest on convertible debentures	156,226	29,945	-
Deferred leasehold inducements	14,597	49,629	-
Deferred revenue	6,180	(51,515)	47,968
Net cash used in operations	(1,444,484)	(1,547,003)	(1,475,903)

Cash flows from investments:
Deposit on lease	-	(16,000)	-
Purchase of fixed assets	(35,580)	(7,136)	(9,515)
Net cash used in investments	(35,580)	(23,136)	(9,515)

Cash flows from financing:
Promissory notes payable (note 6)	-	809,154	-
Promissory notes repayment (note 6)	-	(250,000)	-
Convertible debenture payable (note 7)	525,000	1,725,000	-
Debenture issue costs	(1,408)	(45,629)	-
Common shares issued, net of issue costs	411,010	21,400	1,435,226
Net cash provided by financing	934,602	2,259,925	1,435,226

Increase (decrease) in cash and cash equivalents	(545,462)	689,786	(50,192)

Cash and cash equivalents, beginning of year	741,474	51,688	101,880

Cash and cash equivalents, end of year	$196,012	$741,474	$51,688

Supplemental information:
Non-cash financing activities:
Shares issued for services rendered	$48,000	$5,400	$64,000
Shares issued for promissory notes payable	-	1,330,360	-
Shares issued for promissory notes receivable	$-	-	$-
Shares and warrants issued on conversion of
convertible debentures	$255,060	-	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech, Inc. and began operations as a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the year ended December 31, 2004, 79% of sales revenue (2003 – 82%; 2002 – 83%) was generated from a single customer.

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. Past equity financings from related parties are detailed in note 8(d). The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by leveraging its Channel Partner Agreement and Sales and Marketing Agreement with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company’s intention to focus on developing this partnership and continuing as their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position and anticipated financings (note 18), the Company believes that its present and anticipated cash resources from operations and equity and/or debt financings will be sufficient to pay ongoing cash operating expenses until approximately October 31, 2005. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of October 2005, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Years ended December 31, 2004, 2003 and 2002

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

Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis. Cost includes laid-down cost which is the cost of materials and other applicable direct costs.

	(e)	Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company’s revenue recognition policies are in conformity with the AICPA’s Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”.

Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue and the costs related to that revenue are recorded as deferred costs.
	(f)	Warranty costs:
The Company accrues warranty costs based on management’s best estimate.
	(g)	Fixed assets:
Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

		Asset	Basis	Rate
		Furniture and fixtures	declining-balance	20%
		Computer equipment	straight-line	36 months
		Computer software	straight-line	24 months
		Leasehold improvements	straight-line	lease term

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):
	(h)	Impairment or disposal of long-lived assets:

The Company adopted the provisions in FASB Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as of January 1, 2002. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale should be considered held and used until they are disposed of. Long-lived assets to be disposed of by sale should be measured at the lower of its carrying amount or fair value less cost to sell.

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

The Company’s functional currency is the United States dollar. Assets and liabilities denominated in a foreign currency have been translated into the functional currency at rates of exchange in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates during the year. Exchange gains and losses are included in operations.

	(k)	Stock-based compensation:

The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company’s net loss and net loss per share would have been as follows:

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):
(k)	Stock-based compensation (continued):

Years ended December 31,
2004	2003	2002

Net loss as reported	$(2,860,269)	$(2,886,632)	$(1,578,590)
Stock-based employee
compensation if fair-value
based method applied	(299,248)	(121,535)	(78,235)
Pro forma loss as if fair-value
based method had been applied	$(3,159,517)	$(3,008,167)	$(1,656,825)

Basic and diluted loss per share
As reported	$(0.15)	$(0.19)	$(0.13)
Pro forma	$(0.17)	$(0.20)	$(0.14)
The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Options
Interest	Expected
rate	Term	Dividends	Volatility

Years ended:
December 31, 2004	2.24%	2 years	0%	243%
December 31, 2003	1.90%	2 years	0%	255%
December 31, 2002	2.75%	2 years	0%	80%

Weighted average	Weighted average
exercise price	grant-date fair value
December 31,	December 31,
2004	2003	2002	2004	2003	2002

Exercise price exceeds
market price of stock
on grant date	$0.46	$0.56	$0.28	$0.41	$0.51	$0.09

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

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
As the effect of all outstanding convertible debentures (note 7) options (note 8(f)) and warrants (note 9) is anti-dilutive, diluted loss per share does not differ from basic loss per share.
The number of shares used to calculate loss per share for the years ended December 31, 2004, 2003 and 2002 was reduced by 300,000 shares in each year for shares issued and held by the Company.
	(n)	Comprehensive loss:
Loss for the year for the Company is the same as comprehensive loss.
	(o)	Comparative figures:
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
Transactions with directors and officers:

During the year, the Company was charged nil (2003 - nil; 2002 - $54,885) for legal services provided by a former director. This arrangement for the provision of legal services by the director was terminated effective June 30, 2002. These charges are included in selling, general and administrative expenses. Equity financings with directors and officers are detailed in note 8.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

4.	Fixed assets:

			Accumulated	Net book
	December 31, 2004	Cost	amortization	value

	Furniture and fixtures	$80,581	$49,931	$30,650
	Computer equipment	183,084	178,425	4,659
	Computer software	51,449	35,017	16,432
	Leasehold improvements	10,829	1,932	8,897

		$325,943	$265,305	$60,638

			Accumulated	Net book
	December 31, 2003	Cost	amortization	value

	Furniture and fixtures	$80,581	$41,571	$39,010
	Computer equipment	175,888	164,908	10,980
	Computer software	33,893	30,754	3,139
	Leasehold improvements	20,538	20,538	-

		$310,900	$257,771	$53,129

5.	Deferred leasehold inducements:

			2004	2003
	Balance, beginning of year		$49,629	$–
	Leasehold inducements received during the period		25,410	52,260
	Amortization		(15,769)	(5,004)
	Foreign exchange adjustment		4,956	2,373
	Balance, end of year		$64,226	$49,629

6.	Promissory notes payable:
	In January and March, 2003, the Company’s Chief Executive Officer advanced $155,838 (CAD $235,000) in return for unsecured demand promissory notes with an annual interest rate of 8%.

Between April 12, 2003 and July 29, 2003, the Company’s Chief Executive Officer advanced a further $594,355 (CAD $833,000) to the Company. These additional financings bore interest at 8% per annum and were repayable on demand. A general security agreement covering all of the Company’s real, personal and intangible property was pledged as security for the additional advances.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

6.	Promissory notes payable (continued):

The agreements governing the issuance of the convertible debentures (note 7) provided that the general security agreement pledged as security for the promissory notes issued to the Company’s Chief Executive Officer be discharged, provided that $250,000 of the proceeds be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003, the remaining $200,000 was repaid.

All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,501 was accrued.

On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. The face value of the debt plus accrued interest is compared to the fair market value of the cash and equity received by the Chief Executive Officer and a gain or loss for the difference was recognized. Accordingly, the Company has recorded a loss on settlement of debt in the amount of $741,705.

7.	Convertible debentures:

On September 25, 2003, the Company executed a funding term sheet whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures. A general security agreement covering all of the Company’s real, personal and intangible property is pledged as security for the debentures. The debentures are to mature on August 25, 2006 and bear interest at eight percent (8%) per annum. All convertible debentures rank pari passu with all convertible debentures to be issued pursuant to the term sheet. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

The debentures may be redeemed by repayment of all outstanding principal and accrued interest at any time on 7 days notice. The debenture holders have a first right to convert all or any portion of the principal and accrued interest into units prior to redemption.

The Company may at its discretion require the debenture holders to convert the outstanding principal and accrued interest into units if the closing trading price of the Company’s shares on the OTCBB or other principal trading market is $1.00 or greater for any 30 consecutive trading days after the shares issuable pursuant to conversion of the debentures are registered under the Securities Act of 1933.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

7.	Convertible debentures (continued):

Between September 5, 2003 and May 21, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $2,250,000. Finder’s fees were paid to investors, persons related to investors, and independent third parties by way of cash payment of $26,250 and by way of issuance of 595,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the cash finder’s fees and the fair value of the units underlying the finder’s fees have been recognized as a cost of issuance and in stockholders’ equity.

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

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at December 31, 2004 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
	Cumulative beneficial conversion feature accreted to convertible
	debentures	991,717
	Accrued interest payable	186,171
	Conversion of debentures	(194,998)
	Convertible debentures at December 31, 2004	$982,895

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

8.	Common stock:
(a)

At a special meeting of shareholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

(b)

Of the common stock issued at December 31, 2004, 2,034,242 shares (2003 – 3,156,621; 2002 – 4,160,716) are subject to trading restrictions of up to one year following issue unless a registration statement is filed qualifying the shares for distribution. These include the 300,000 shares retained by the Company, as described in note 8(c).

(c)

In 1993, 1,100,000 common stock were issued for technology and recorded at a par value of $1,100. 300,000 of these shares have been retained by the Company because the development of the technology was not completed.

(d)

During the year ended December 31, 2004, nil (2003 – 79%; 2002 – 87%) of the common share issuances were to the Chief Executive Officer and nil (2002 – nil; 2002 – 10%) were with a former director of the Company. Except for the 2,354,621 common shares issued in 2003 to the Chief Executive Officer at a deemed price of $0.25 per unit (note 6), the private placements completed during 2004, 2003, and 2002 were at market value determined by the trading price of the Company’s common stock on the date of the private placement.

	(e)	Promissory notes receivable:

In conjunction with a private placement completed during the first quarter of 2001, the Chief Financial Officer of the Company received a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders’ equity. Each common share purchase warrant entitles the holder to purchase one additional share at $0.75 per share until February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. In accordance with an Agreement for Escrow of Share Certificates dated February 27, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

8.	Common stock (continued):
	(e)	Promissory notes receivable (continued):

In conjunction with a private placement completed during the second quarter of 2001, the Chief Operating Officer and President of the Company received a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. This note receivable has been recorded as a deduction from additional paid-in capital in stockholders’ equity. Each common share purchase warrant entitles the holder to purchase one additional share at $0.75 per share until February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. In accordance with an Agreement for Escrow of Share Certificates dated June 26, 2001, the common share certificate and warrant certificate issued will remain in escrow until the Company receives full payment of the $100,000 note receivable. The amount is due upon demand, unsecured and no interest is payable on this note.

	(f)	Stock options:

The Company has reserved 1,500,000 common shares pursuant to the 1997 Stock Option Plan, 1,500,000 common shares pursuant to the 2000 Stock Option Plan and 2,500,000 common shares pursuant to the 2003 Stock Option Plan. Subject to the requirements of any stock exchange on which the Company’s shares are listed, the Company’s Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 1997 and 2000 plans and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 plan.

		(i)	A summary of the Company’s stock option activity is as follows:

					Weighted
				Number	average
				of shares	exercise price

			Balance, December 31, 2001	1,060,500	$1.14
			Options granted	1,219,000	0.28
			Options exercised	-	-
			Options cancelled/expired	(464,000)	(1.06)

			Balance, December 31, 2002	1,815,500	0.59
			Options granted	940,000	0.55
			Options exercised	(107,000)	(0.20)
			Options cancelled/expired	(118,500)	(0.83)

			Balance, December 31, 2003	2,530,000	$0.57
			Options granted	290,000	0.46
			Options exercised	(77,000)	(0.22)
			Options cancelled/expired	(221,000)	(0.73)

			Balance, December 31, 2004	2,522,000	$0.55

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

8.	Common stock (continued):
	(f)	Stock options (continued):
		(ii)	Additional information regarding options outstanding as at December 31, 2004 is as follows:

				Outstanding			Exercisable
					Weighted
					average	Weighted		Weighted
					remaining	average		average
			Exercise	Number of	contractual	exercise	Number of	exercise
			prices	shares	life (years)	price	shares	Price

			$ 0.00 – 0.25	897,000	2.94	$ 0.20	897,000	$ 0.20
			$ 0.26 – 0.50	265,000	4.44	0.45	28,750	0.48
			$ 0.51 – 0.75	900,000	3.72	0.60	487,500	0.61
			$ 0.76 – 1.00	25,000	3.42	0.78	18,750	0.78
			$ 1.01 – 1.25	435,000	1.02	1.25	435,000	1.25

				2,522,000	3.05	$ 0.55	1,867,000	$ 0.56

9.	Share purchase warrants:

During the year ended December 31, 2001, in conjunction with private placements, the Company issued 1,066,902 common share purchase warrants. By directors’ resolutions, the expiry date of these warrants was subsequently extended to February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry.

During the year ended December 31, 2002, in conjunction with private placements, the Company issued 1,880,358 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for one year at prices of $0.20 to $1.00 per share. By a directors resolution dated March 20, 2003, the Company extended the expiry date of 564,319 of the warrants to February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. By a directors’ resolution dated November 5, 2003, the Company extended the expiry date of the share purchase warrants which expired on October 28, 2003 to October 28, 2005 and extended the expiry date of the remaining 1,316,039 share purchase warrants which were to expire on December 17, 2003 to December 17, 2005. The Company’s Chief Executive Officer and a former director hold all of the share purchase warrants issued during the year ended December 31, 2002. None of these warrants have been exercised or cancelled.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

9.	Share purchase warrants (continued):

On October 17, 2002, the Company authorized the issuance of 500,000 common share purchase warrants to the Company’s Chief Executive Officer pursuant to an agreement dated September 30, 2002, whereby the officer agreed to accept the warrants in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles the holder to purchase one common share for two years at $0.31 per share, which was the market value of the common shares on September 30, 2002, therefore the intrinsic market value of the warrants is nil. The fair value of the warrants as calculated by the Black-Scholes option pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002.

As partial consideration for an investor relations service agreement, the Company issued share purchase warrants as follows:
50,000 warrants exercisable at $0.50 vesting on April 8, 2003
50,000 warrants exercisable at $0.75 vesting on July 7, 2003
50,000 warrants exercisable at $1.00 vesting on October 6, 2003
50,000 warrants exercisable at $1.25 vesting on January 4, 2004

The fair value of the warrants ($4,121) has been recorded as an expense and additional paid-in capital in the year ended December 31, 2003. The fair value was calculated using the Black-Scholes option–pricing model and the following assumptions: dividend yield 0%, expected volatility 95%, risk free rate interest rate 2.61%, and an expected term of 1 year.

As partial consideration for finder’s fees relating to the issuance of convertible debentures (note 7), the Company issued a total of 297,500 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

Pursuant to the agreements governing the issuance of convertible debentures (note 7), the Company executed a consulting agreement with one of the investors for strategic introductions and general consulting in the manufacturing industry. The consulting agreement is for a period of two (2) years commencing December 22, 2003. As consideration for entering into the consulting agreement, the Company issued 500,000 share purchase warrants exercisable at $0.45 per share for a period of five (5) years. The fair value of the warrants ($185,400) has been recorded as an expense and additional paid-in capital in the year ended December 31, 2003. The fair value was calculated using the Black-Scholes option–pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.84%, and an expected term of 2 years.

On November 5, 2003, as partial repayment of the promissory notes payable (note 6), the Company issued to its Chief Executive Officer, 1,177,310 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

9.	Share purchase warrants (continued):
As consideration for a consulting agreement, on January 9, 2004, the Company issued share purchase warrants as follows:
25,000 warrants exercisable at $0.25 vesting on January 9, 2004
250,000 warrants exercisable at $0.25 vesting in accordance with certain performance criteria.

The fair value of the 25,000 warrants ($11,406) has been recorded as an expense and additional paid-in capital in the nine months ended September 30, 2004. The fair value was calculated using the Black-Scholes option–pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.68%, and an expected term of 2 years. The fair value of the 250,000 warrants will be recorded when management determines that it is likely that the warrants will become exercisable in accordance with the performance criteria.

At the request of certain debenture holders (note 7), on April 15, 2004 the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($42,170) has been recorded as an expense.

At the request of certain debenture holders (note 7), on September 10, 2004 the Company converted $62,500 of principal and $2,101 of accrued interest into 258,404 common shares and 129,202 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($20,892) has been recorded as an expense.

On September 24, 2004, as partial consideration for an investor relations service agreement, the Company issued 50,000 share purchase warrants exercisable at $0.50 into one common share for a period not to exceed three (3) years. The fair value of the warrants ($21,632) has been recorded as an expense. The fair value was calculated using the Black-Scholes option–pricing model and the following assumptions: dividend yield 0%, expected volatility 233%, risk free rate interest rate 2.62%, and an expected term of 2 years.

During December 2004, in conjunction with private placements the Company issued 516,250 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share. In conjunction with this private placement, the Company issued 8,750 common shares and 4,375 common share purchase warrants as a finder’s fee. Each of these common share purchase warrants entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share.

Of the warrants outstanding at December 31, 2004, 2,941,324 were held by the Company’s Chief Executive Officer (2003 – 3,524,658; 2002 – 2,347,348).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

9.	Share purchase warrants (continued):
	A summary of the Company’s share purchase warrants outstanding as at December 31, 2004, 2003, and 2002 is as follows:

	2004	Expiry	Exercise
	Number of warrants	date	price

	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	275,000	January 9, 2006	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	50,000	April 7, 2006	$1.25
	50,000	September 23, 2007	$0.50
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45
	260,794	April 14, 2009	$0.25
	56,500	May 27, 2009	$0.25
	129,202	September 9, 2009	$0.25
	197,500	November 30, 2009	$0.50
	93,750	December 19, 2009	$0.50
	4,375	December 20, 2004	$0.50
	225,000	December 28, 2009	$0.50

	5,226,470	Weighted average exercise price	$0.38
	2003	Expiry	Exercise
	Number of warrants	date	price

	1,066,902	February 28, 2004	$0.75
	564,319	February 28, 2004	$1.00
	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	50,000	April 7, 2006	$0.50

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

9.	Share purchase warrants (continued):

2003 (continued)	Expiry	Exercise
Number of warrants	date	price
50,000	April 7, 2006	$0.75
50,000	April 7, 2006	$1.00
75,000	September 5, 2008	$0.25
56,000	October 1, 2008	$0.25
1,177,310	November 8, 2008	$0.25
57,500	December 22, 2008	$0.25
500,000	December 22, 2008	$0.45

5,515,570	$0.51
2002	Expiry	Exercise
Number of warrants	date	price

1,066,902	February 28, 2003	$0.75
564,319	April 17, 2003	$1.00
427,797	October 28, 2003	$0.85
133,553	October 28, 2003	$0.36
500,000	October 28, 2004	$0.31
148,667	December 17, 2003	$0.32
113,740	December 17, 2003	$0.26
203,820	December 17, 2003	$0.20
288,462	December 17, 2003	$0.25

3,447,260	$0.62

10.	Income taxes:

Income taxes attributable to loss for the year in these consolidated financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 35.6% (2003 – 35.6%; 2002 – 37.6%) as follows:

2004	2003	2002

Expected tax recovery	$1,018,000	$1,028,000	$594,000

Tax effect of:
Loss of foreign parent taxed at lower rates	(22,000)	(11,000)	(3,000)
Permanent and other differences	(193,000)	(3,000)	(3,000)
Non-capital losses of prior years expired	(220,000)	-	-
Change in valuation allowance	(583,000)	(1,014,000)	(588,000)

$-	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

10.	Income taxes (continued):
	The Company’s deferred income tax assets are comprised of the following at December 31:

		2004	2003

	Net deferred tax assets and liabilities:
	Net operating loss carryforwards and other
	deductible temporary differences	$3,873,000	$3,290,000

	Total deferred tax assets	3,873,000	3,290,000

	Valuation allowance	(3,873,000)	(3,290,000)

	Net deferred tax assets	$-	$-

	At December 31, 2004, management believes that sufficient uncertainty exists as to whether or not the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2004, the Company had net operating loss carryforwards of $10,278,093 available to offset taxable income earned in Canada and $2,102,627 available to offset taxable income earned in the United States. These losses expire as follows:

		Canada	US

	2005	$1,022,937
	2006	1,255,161
	2007	1,081,275
	2008	1,966,305
	2009	1,817,526
	2010	1,647,342
	2011	1,487,547
	2018 and thereafter	-	2,102,627

		$10,278,093	$2,102,627

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

11.	Commitments:
	The Company has obligations under operating lease arrangements which require the following minimum annual payments:

	Year ending December 31:

	2005			183,096
	2006			179,879
	2007			177,462
	2008			117,771

				$658,208

12.	Contingent liabilities:
	Product warranty:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranty follows:

		Years ended December 31,
		2004	2003	2002

	Balance, beginning of year	$4,038	$11,436	$-
	Increase for new product sales	18,728	4,038	14,242
	Reversal for expired warranty	(4,038)	(11,436)	(2,806)

	Balance, end of year	$18,728	$4,038	$11,436

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

13.	Selling, general and administrative expenses:
	Selling, general and administrative expenses are comprised of the following:

		Years ended December 31,
		2004	2003	2002

	Salaries and benefits	$960,931	$908,211	$710,610
	Marketing	254,219	238,414	290,083
	Legal and audit	142,130	137,092	156,093
	Rent and facilities	193,804	151,792	140,698
	Foreign exchange loss	13,674	76,238	1,623
	Other	285,660	160,994	226,539

		$1,850,418	$1,672,741	$1,525,646

14.	Financial instruments:
	(a)	Fair values of financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and convertible debentures. The fair value of these financial instruments approximate their carrying values due to their relatively short term to maturity.

	(b)	Foreign currency risk:

Foreign currency risk reflects the risk that the Company’s net assets or operations will be negatively impacted due to fluctuations in exchange rates. Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency derivative instruments in place.

	(c)	Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As at December 31, 2004, one customer represented 97% of outstanding trade accounts receivable. (2003 - 100%). Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of its current customers. The Company's customers are currently concentrated in Canada and the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

14.	Financial instruments (continued):
(c)	Credit risk (continued):

Effect of foreign
Beginning	Recoveries	exchange on	End of
of year	Charged to	and	conversion	year
balance	expenses	write-offs	to US$	balance

Allowance for doubtful accounts
Year ended December 31,2004	-	-	-	-	-
Year ended December 31,2003	-	-	-	-	-
Year ended December 31,2002	$-	$68,251	$(67,195)	$(1,056)	$-

15.	Unaudited interim financial information:
The following table sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters (in thousands):

Fiscal 2004 Quarter End
December 31	September 30	June 30	March 31

Revenues	46	399	18	286
Gross margin	44	343	16	270
Net loss for the period	(817)	(541)	(941)	(461)
Net loss per share	(0.04)	(0.03)	(0.05)	(0.03)

Fiscal 2003 Quarter End
December 31	September 30	June 30	March 31

Revenues	57	56	25	75
Gross margin	53	41	24	72
Net loss for the period	(1,555)	(428)	(565)	(339)
Net loss per share	(0.09)	(0.03)	(0.04)	(0.02)

16.	Software license settlement:

As previously disclosed, an organization representing leading software manufacturers has made enquiries regarding the Company’s potential use of unlicensed software. The enquiry did not relate to software that the Company sold, but to software used in the conduct of its business. A self-audit revealed that the Company had unlicensed copies of software installed on its computers and, therefore, the Company agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued in the three months ended June 30, 2004, is payable in thirteen monthly installments. The Company has since developed and implemented processes to monitor and control the installation and usage of software.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

17.	Segmented information:
(a)	Segment information:
	During 2004, 2003 and 2002, the Corporation was operating only in the advanced software for vision guidance of robotics system segment.
(b)	Geographic information:
	Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows:

		Years ended December 31,
		2004	2003	2002

	Canada	$270,643	$140,405	$422,164
	U.S.	499,326	50,491	16,640
	Japan	(20,000)	22,688	21,289

		$749,969	$213,584	$460,093

(c)	Major customers:
	Sales to customers representing greater than 10% of total sales are as follows:

		Years ended December 31,
		2004	2003	2002

	Customer A	$611,237	$174,586	$379,597
	Customer B	145,420	-	-
	Customer C	-	22,688	21,289
	Customer D	-	9,248	59,207

18.	Subsequent events:

On March 4, 2005, the Company closed a private placement of 305,000 units at $0.40 per unit for total proceeds of $122,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.50 per share. A cash finders fee of $8,540 was paid in conjunction with this private placement.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

18.	Subsequent events (continued):

At a meeting held March 10, 2005, the Board of Directors approved the private placement of up to 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. It is anticipated that the private placement will close on or about March 31, 2005.

19.	Recent accounting pronouncements:
(a)

In January 2003, the FASB issued FASB Interpretation No. 46, as amended ("FIN No. 46R"), Consolidation of Variable Interest Entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R applies to the Company in fiscal 2004. The adoption of FIN No. 46 has had no material impact on the Company’s financial statements.

(b)

In May 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (“FAS 150”). FAS 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The application of FAS 150 has had no impact on the Company’s financial statements.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2004, 2003 and 2002

19.	Recent accounting pronouncements (continued):
(c)

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which superseded Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21. SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to the Company, remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no material impact on the Company’s financial statements.

(d)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any material impact on the Company’s financial statements.

(e)

In December 2004, the FASB revised its SFAS No. 123 (“SFAS 123R”). The revision requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-based compensation" in note 2 for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method in those years, similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet been determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the amounts reported in our consolidated statements of operations and net loss per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report being December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees

The following table sets forth certain information, as of March 24, 2004, with respect to our directors, executive officers and key employees.

Name	Age	Position
Owen L.J. Jones	53	Director, and Chief Executive Officer
Babak Habibi	34	Director, President, and Chief Operating Officer
Edward A. White	60	Director, Chief Financial Officer, Treasurer, and Secretary
Lionel Dodd*	65	Director
James L. Speros*	46	Director
George Joseph	59	Director
Allen Sello*	65	Director
Frederick Weidinger	46	Director

* Denotes member of the audit committee.

The Board of Directors has determined that Allen Sello, Chairman of the Audit Committee, and Lionel Dodd a member of the Audit Committee are financial experts in accordance with the SEC definition of that term and that they are independent as that term is used under the Exchange Act.

Owen L.J. Jones has been Chief Executive Officer and a Director since December 1993. Between May 1995 and November 30, 2000, Mr. Jones divided his time and effort between our affairs and the affairs of Sideware Systems Inc. Mr. Jones resigned as the President of Sideware Systems Inc. on October 16, 2000, and as a director of Sideware Systems Inc. on November 30, 2000. Mr. Jones now works full time for Braintech, Inc. Mr. Jones is not a director of any other public companies.

Babak Habibi was appointed as a Director and president effective June 19, 2001. Prior to his appointment as President, Mr Habibi was Vice President of Engineering. Mr. Habibi supervises the design, development, and deployment of machine vision systems, and has also been involved in the development of eVisionFactory. Mr. Habibi holds Bachelor’s and Master’s Degree in Applied Science from the University of Waterloo. Mr. Habibi is not a director of any other public companies.

Edward A. White was appointed as a Director and Chief Financial Officer and Treasurer effective November 1, 2000 and was appointed as Secretary on August 28, 2002. Mr. White has been a member of the British Columbia Institute of Chartered Accountants for 29 years and, for 23 of those years, Mr. White practiced as a self-employed chartered accountant serving clients in both the public and private sectors. Mr. White was a director of Sideware Systems Inc. from October 1995 to March 20, 2002. Mr. White holds a Bachelor of Commerce Degree for the University of British Columbia as well as his CA Degree. Mr. White is not a director of any other public companies.

Lionel Dodd was appointed a Director on August 1, 2002. During the period from 1996 to 2000 Mr. Dodd was the President and Chief Executive Officer of Versacold Corporation (TSX:ICE). Since that time he has sat on the boards of many public and private companies. Currently, Mr. Dodd sits as an independent director on the boards of Pope and Talbot, Inc. (NYSE:POP), Napier International Technologies Inc. (TSX:NIC), and International Absorbents Inc. (AMEX:IAX). Mr. Dodd holds a Masters degree in Business from the University Of California at Berkeley.

James L. Speros was appointed a Director on September 15, 1998. Mr. Speros was also a Director, President and Chief Executive Officer of Sideware Systems Inc. and of Sideware Corp., a wholly owned subsidiary of Sideware Systems Inc. From June 1993 to January 1997 Mr. Speros was the President and owner of two professional sports franchises, the Baltimore Stallions and Montreal Alouettes of the Canadian Football League.

George J. Joseph was appointed as a director on December 19, 2003. Mr. Joseph is a retired Director of

Global Business Development for Ford Motor Company specializing in technology acquisitions. He has led the formation of strategic alliances and acquired technology-rich companies in a variety of disciplines in the automotive sector. In addition, he managed the formation of a telematics joint venture with a global telecommunications and vehicle positioning technology partner to service Ford’s 6 million annual vehicle production fleet. He has held a board of director’s position in Zebra Imaging, a 3-D technology firm from 1998-2003. He is presently a partner in a regional venture capital firm, holds an MBA and has 35 years of experience in Ford’s central finance and business development activities.

Allen Sello was appointed as a director on September 16, 2004. Beginning in 1964 he was employed at Ford Motor Company of Canada, Gulf Canada Resources Ltd., International Forest Products Ltd., and UMA Group Ltd. where he held the position of Chief Financial Officer and other senior marketing, financial and corporate development positions. He has also served as a director on the boards of energy and mining companies. He holds a Master of Business Administration degree from the University of Toronto.

Frederick Weidinger was appointed as a director on February 14, 2005. He has worked for nearly two decades at the forefront of technology. As a telecommunications entrepreneur, he has played central roles in the founding and growth of multiple emerging technology companies worldwide. In addition to his recently successful entrepreneurial endeavor and sale of Pontio, Mr. Weidinger is credited with key roles in over 25 transactions, totaling approximately $18 Billion. These include the $2 Billion acquisition of UUNET by MFS Communications and the subsequent acquisition of MFS by WorldCom in a $14 Billion transaction in 1996. Mr. Weidinger, who retired from WorldCom in March of 1999, had earlier joined MFS at its foundation in 1989.

Owen Jones was a director of Sideware Systems Inc. at the time when two bankruptcy petitions under the Bankruptcy and Insolvency Act (Canada) were brought in the Supreme Court of British Columbia against that company by former directors of that company or private corporations controlled by them. Both bankruptcy petitions were dismissed in January 1998.

Our directors will hold office until they resign, or until our next shareholders’ meeting.

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

To the best of our knowledge, all executive officers, directors, and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Babak Habibi	1 (2)	1 (2)	Nil
Owen Jones	1 (3)	1 (3)	Nil
George Joseph	2 (1)(2)	2 (1)(2)	Nil

Allen Sello	1 (1)	1 (1)	Nil
James Speros	2 (2)	2 (2)	Nil
Edward White	1 (2)	1 (2)	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2) The named, officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Code of Ethics

On January 29, 2003 our Board of Directors adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees.

ITEM 10. EXECUTIVE COMPENSATION

During our last completed fiscal year our only named executive officer was our Chief Executive Officer. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payouts
					Restricted Stock Awards	Securities Underlying Options/SARs
Owen Jones , CEO and Director	2004 2003 2002	115,500 35,500 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 200,000	Nil Nil Nil	Nil Nil Nil

The following table sets forth information on grants of stock options to our Chief Executive Officer during our last fiscal year:

Option / SAR Grants in Last Fiscal Year

Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price	Expiration Date	Grant date present value(1)
Owen Jones	Nil

(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

The following table sets out the options exercised by our Chief Executive Officer during the last fiscal year.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARs at end of fiscal year	Value of unexercised in-the-money options/SARs at end of fiscal year
			Exercisable/Unexercisable	Exercisable/Unexercisable
Owen Jones	Nil	Nil	240,000(1) / Nil	$60,000(2)/ N/A

(1) The total of 240,000 options granted to Mr. Jones represents , 40,000 options granted to Mr. Jones during the fiscal year ended December 31, 2000, and 200,000 options granted to Mr. Jones during the fiscal year ended December, 31, 2002.

(2) The closing price for our shares on the OTC-Bulletin Board as of December 31, 2004 was $0.50.

Compensation to our Directors

We currently provide the following compensation to our directors who are executive officers:

Owen Jones. Between January 1, 2001 and August 31, 2003, Mr. Jones worked for us without salary. On October 17, 2002, we issued 500,000 common share purchase warrants to Mr. Jones in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles him to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002. The fair value of the warrants as calculated by the Black-Scholes option-pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002. Commencing September 1, 2003, Mr. Jones receives a salary of $9,625 per month from us. Mr. Jones receives no other compensation from us or any of our subsidiaries.

Babak Habibi. Mr. Habibi receives a salary of $7,700 per month from us. Mr. Habibi also holds stock options as listed in the table below. Mr. Habibi receives no other compensation from us or any of our subsidiaries.

Edward A. White. Mr. White receives a salary of $7,700 per month from us. Mr. White also holds stock options as listed in the table below. Mr. White receives no other compensation from us or any of our subsidiaries.

We currently provide the following compensation to our non-executive directors:

By a directors’ resolution dated August 11, 2004 and on the recommendation of the Compensation Committee’ we provide compensation to non-executive directors as follows:

•	Annual fee of $7,700 to be paid at the beginning of each calendar quarter.
•	Board of Director meeting fees of $577 per meeting attended.
•	Committee meeting fees of $385 per meeting attended.
•	Annual stock option award.

The independent director compensation was implemented as of October 1, 2004. None of these directors’ fees have been paid to date.

In addition to the above compensation, in conjunction with private placements, in 2004, director James Speros received $12,500 in finder’s fees.

The aggregate amount of cash remuneration that we paid or accrued to our directors as a group, was approximately $329,160 during the fiscal year ended December 31, 2004. None of our directors receive any pension plan or similar benefits.

Stock options granted to our Directors

The following table shows the stock options held by our directors and officers as at December 31, 2004.

Name	Options Granted	Number Exercised	Number Outstanding	Exercise Price	Market Value of Underlying Shares at Date of Grant	Expiry Date (m/d/y)
Owen Jones	200,000 40,000	Nil Nil	200,000 40,000	$0.20 $1.25	$0.20 $1.00	12/01/07 11/30/05
Babak Habibi	500,000 150,000 80,000	Nil Nil Nil	500,000 150,000 80,000	$0.60 $0.20 $1.25	$0.60 $0.15 $1.00	11/04/08 12/16/07 11/30/05
Edward A. White	150,000 100,000	Nil Nil	150,000 100,000	$0.20 $1.25	$0.15 $1.00	12/16/07 11/30/05
James Speros	50,000	Nil	50,000	$0.20	$0.20	12/01/07
Lionel Dodd	100,000	Nil	100,000	$0.75	$0.60	07/31/07
George Joseph	100,000	Nil	100,000	$0.48	$0.48	01/12/09
Allen Sello	100,000	Nil	100,000	$0.41	$0.41	09/14/09

We do not have a long-term incentive plan, and have not granted any stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,522,000	$0.55	1,779,800
Equity compensation plans not approved by security holders	1,326,875	$0.43	Nil
Total	3,848,875	$0.51	1,863,800

The following table shows certain information regarding beneficial ownership of common stock, as of March 24, 2005 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(1)
Owen L.J. Jones*(2) 309 – 9th Avenue New Westminster, B.C. Canada V3L 2A2	9,644,639	39.80%
Babak Habibi*(3) 3308 Manning Crescent North Vancouver, B.C. Canada V7H 2R6	738,334	3.41%
Edward A. White*(4) 416-5 K de K Court New Westminster, B.C. Canada V3M 6B6	483,334	2.26%
James L. Speros*(5) 1921 Gallos Road, Suite 540 Vienna, Virginia USA 22182	430,750	2.03%
Lionel Dodd*(6) 3508 Mathers Avenue West Vancouver, B.C. Canada V7V 2K9	147,000	0.69%
George Joseph*(7) 256 Chestnut Circle Bloomfield Hills, Michigan USA 48034-2104	484,606	2.28%
Allen Sello*(8) 2248 Kings Avenue West Vancouver, B.C. Canada V7V 2C2	25,000	0.12%
Frederick Weidinger*(9) 588 Innsbruck Avenue Great Falls, Virginia USA 22066	333,750	1.58%
All executive officers and directors as a group (8 Persons)(10)	12,287,413	47.43%

* Denotes Director of the Company

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 240,000 shares issuable pursuant to stock options and 2,941,324 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days. Figures stated for Mr. Jones exclude 321,934 shares owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(3) Includes 605,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(4) Includes 350,000 shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 97,000 shares issuable pursuant to stock options and 111,250 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(6) Includes 147,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(7) Includes 97,000 shares issuable pursuant to stock options and 129,202 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(8) Includes 25,000 shares issuable pursuant to stock options exercisable within 60 days.

(9) Includes 111,250 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(10) Includes 1,561,000 shares issuable pursuant to stock options and 3,293,026 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions involving Directors

Transactions within the last three years of which our directors have an interest are as follows:

We have acquired legal services from the law firm Sutherland Johnston, of which Grant Sutherland, a former director, is a partner. During the year ended December 31, 2004, we were charged nil (2003 - nil; 2002 - $54,855) for legal services provided by a former director. This arrangement for the provision of legal services by the director was terminated effective June 30, 2002. These charges are included in selling, general and administrative expenses.

Except where otherwise indicated all of the transactions set out below were carried on at terms and with conditions comparable to those offered to arms lenght parties.

During our last three fiscal years and to March 24, 2005 Grant Sutherland, a former director, has directly or indirectly participated in the following securities transactions:

•

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

•

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

•

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

During our last three fiscal years and to March 24, 2005 Owen Jones, a director and our Chief Executive Officer, has directly participated in the following securities transactions:

•

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

In January and March 2003, Owen Jones, a director and our Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355). These additional financings bore interest at 8% per annum and were repayable on demand. A general security agreement covering all of our real, personal and intangible property was pledged as security for the additional advances. The agreements governing the issuance of the convertible debentures (see below) provide that the general security agreement pledged as security for the promissory notes issued to the Chief Executive Officer be discharged, provided that $250,000 of the proceeds from the convertible debentures be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. We considered the value of $0.25 per unit to be the fair market of the shares and share purchase warrants which form the units, because that was the value we negotiated with independent third parties to be the conversion price of the convertible debentures that were assuming a position similar to the promissory notes being repaid. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003 a further $200,000 was repaid. All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued. On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. A gain or loss for accounting purposes was recognizable on settlement to the extent that the carrying value of the debt plus accrued interest is compared to the fair value of the cash and equity, based on the trading price on the date the Company committed to the issuance of the convertible debentures, received by the Chief Executive Officer. Accordingly we have recorded a loss on settlement of debt in the amount of $741,705.

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

In March 2001, Edward White acquired 133,334 shares at a price of $0.75 in a private placement. Mr. White provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is February 27, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. White received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised. If Mr. White fails to pay the demand promissory note, we will cancel the share certificate issued to him.

In June 2001, Babak Habibi acquired 133,334 shares at a price of $0.75 in a private placement. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is June 26, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For each two shares purchased, Mr. Habibi received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate issued to him.

On December 10, 2003 George Joseph purchased convertible debentures in the amount of $12,500 and on May 10, 2004 he purchased additional convertible debentures in the amount of $50,000. The debentures were to mature on August 25, 2006 and bear interest at eight percent (8%) per annum. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share. On September 10, 2004, Mr. Joseph converted $62,500 of principal and $2,101 of accrued interest into 258,404 common shares and 129,202 share purchase warrants.

On December 29, 2004 Jim Speros purchased 125,000 Units at a purchase price of $0.40 per Unit. On March 4, 2005 he purchased an additional 97,500 Units at a purchase price of $0.40 per Unit. Each Unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant is exercisable at $0.50 into one common share for five years. In conjunction with private placements, in 2004, he received $12,500 in finder’s fees and in 2005 he received $13,790 in finder’s fees. It is expected that he will also participate in the private placement of 1,875,000 units at $0.80 per unit approved by the Board of Directors on March 10, 2005 and described previously under “Financing Activities”. In conjunction with this private placement, it is expected that he will receive a finder’s fee relating to certain investors.

We have entered into a Marketing Communications Services Agreement with Baldacci Communications LLC. The agreement is effective February 1, 2005 and specifies monthly payments of $26,000 for the first six months and $18,000 for the final six months. Of these payments, Jim Speros is entitled to receive from Baldacci $12,000 per month during the first six months and $10,000 per month during the final six months. The agreement also provides for the issuance to Baldacci of 210,000 of common shares. Jim Speros is entitled to receive from Baldacci 105,000 of these shares.

On January 12, 2005 Frederick Weidinger purchased 125,000 Units at a purchase price of $0.40 per Unit. On March 4, 2005 he purchased an additional 97,500 Units at a purchase price of $0.40 per Unit. Each Unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant is exercisable at $0.50 into one common share for five years. It is expected that he will also participate in the private placement of 1,875,000 units at $0.80 per unit approved by the Board of Directors on March 10, 2005 and described previously under “Financing Activities”.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

ITEM 13.	INDEX TO EXHIBITS

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
11.1	Computation of net loss per share
23	Consent Letter from the Auditor dated March 29, 2004
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

(6) Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001

(7) Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.

(8) Exhibit already on file – exhibit to our Form 8-K filed September 9, 2002.

(9) Exhibit already on file – exhibit to our Form 10KSB for the year ended December 31, 2002.

(10) Exhibit already on file – exhibit to our Form 10QSB covering the quarter ended March 31, 2003.

(11) Exhibit already on file – exhibit to our Form 10QSB covering the quarter ended September 30, 2003.

(12) Exhibit already on file - exhibit to our Form 8-K filed March 9, 2004.

(13) Exhibit already on file - exhibit to our Form 8-K filed January 19, 2005.

(14) Exhibit already on file - exhibit to our Form 8-K filed March 3, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Fees for audit services totalled $30,814 for the year ended December 31, 2004 and $43,452 for the year ended December 31, 2003, including fees associated with the annual audit and audit completion assistance.

Audit-Related Fees

Fees for audit-related services totalled $22,245 for the year ended December 31, 2004, consisting of review of the interim consolidated financial statements for quarter 1, quarter 2 and quarter 3. Fees for audit-related services totalled $25,560 for the year ended December 31, 2003, consisting of $22,010 for the review of the interim consolidated financial statements for quarter 1, quarter 2 and quarter 3, and $3,550 for scoping and planning assistance with respect to Sarbanes-Oxley Section 404: Management’s Assessment of Internal Control.

Tax Fees

Fees for tax services totalled $3,850 for the year ended December 31, 2004, regarding conversion of debt to equity, including various telephone discussions and preparation of related correspondence. Fees for tax services totalled $1,242 for the year ended December 31, 2003, regarding activities in the United States.

All Other Fees

No fees were billed by KPMG, LLP for professional services during the fiscal years ended December 31, 2004 and 2003 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, and scope and fee estimates. The independent auditor submits a written proposal that details audit and audit-related services. Audit fees are fixed and contained in the proposal.

There were no fees in 2004 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Owen L. J. Jones	Chief Executive Officer,	March 29, 2005
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	March 29, 2005
Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	March 29, 2005
Edward A. White	Director
(Principal Financial and Accounting
Officer)