Form 10QSB
period 2005-03-31
BRAINTECH INC
filed 2005-05-16
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,843,989 Common shares, par value $0.001, as at May 10, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 32

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis page 19

Item 3 Controls and Procedures page 31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds page 31

Item 3. Defaults upon Senior Securities page 31

Item 4. Submission of Matters to a Vote of Securities Holders page 31

Item 5. Other Information page 31

Item 6. Exhibits page 31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at March 31, 2005 (unaudited) and December 31, 2004;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2004 and 2005;

(iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2005;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three ended March 31, 2004 and 2005; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2004 and 2005.

Condensed Consolidated Financial Statements of (Expressed in United States dollars) BRAINTECH, INC. Three months ended March 31, 2005 and 2004 (Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$473,328	$196,012
Accounts receivable	79,640	84,643
Inventory	9,011	6,569
Prepaid expenses	35,042	53,550
	597,021	340,774

Fixed assets	55,159	60,638

	$652,180	$401,412

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$68,770	$123,210
Accrued liabilities	209,467	222,600
Deferred leasehold inducements (note 3)	59,232	64,226
Deferred revenue	22,879	35,133
	360,348	445,169
Non-current liabilities
Convertible debentures (note 5)	1,211,696	982,895

Total liabilities	1,572,044	1,428,064

Stockholders’ equity
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 21,050,507 shares	21,051	20,294
(December 31, 2004 – 20,294,257)
Additional paid-in capital	17,176,574	16,299,521
Accumulated deficit	(18,117,489)	(17,346,467)
	(919,864)	(1,026,652)

	$652,180	$401,412

Subsequent events (note 10)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Three Months ended March 31
	2005	2004

Sales	$102,830	$286,264
Cost of sales	3,194	16,330

Gross margin	99,636	269,934

Operating expenses:
Research and development	133,567	118,963
Selling, general and administration	508,290	428,469
	641,857	547,432

Operating loss	(542,221)	(277,498)

Non-operating:
Interest income	-	12
Interest on convertible debentures (note 5)	(40,682)	(34,320)
Accretion of convertible debentures (note 5)	(188,119)	(149,058)
	(228,801)	(183,366)

Loss for the period	$(771,022)	$(460,864)

Loss per share information:
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of
common shares outstanding	20,460,195	17,899,575

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	equity

Balance, December 31, 2004	20,294,257	$20,294	$16,299,521	$(17,346,467)	$(1,026,652)

Common stock transactions
(net of share issue costs)
Shares issued for cash	717,500	718	286,282		287,000
Shares issued for cash on exercise
of employee stock options	23,000	23	4,577	-	4,600
Shares issued for finders’ fees	15,750	16	(16)	-	-
Cash paid for finders’ fees			(13,790)		(13,790)
Common stock subscriptions (note 10(b)			600,000		600,000
Loss for the period	-	-	-	(771,022)	(771,022)
Balance, March 31, 2005	21,050,507	$21,051	$17,176,574	$(18,117,489)	$(919,864)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Three months ended March 31
	2005	2004

Cash flows from operations:
Loss for the period	$(771,022)	$(460,864)
Items not involving cash:
Amortization	5,933	7,964
Compensatory benefit of warrants issued to a contractor	-	11,406
Accretion of convertible debentures	188,119	149,058
Changes in non-cash operating working capital:
Inventory	(2,442)	8,271
Accounts receivable	5,003	(242,291)
Prepaid expenses	18,508	(1,557)
Accounts payable and accrued liabilities	(67,573)	(8,540)
Accrued interest on convertible debentures	40,682	34,320
Deferred leasehold inducements	(4,994)	13,303
Deferred revenue	(12,254)	14,647
Net cash used in operations	(600,040)	(474,283)

Cash flows from investments:
Purchase of fixed assets	(454)	(3,046)
Net cash used in investments	(454)	(3,046)

Cash flows from financing:
Common shares issued, net of issue costs	277,810	9,400
Common share subscriptions received	600,000	-
Net cash provided by financing	877,810	9,400

Increase (decrease) in cash and cash equivalents	277,316	(467,929)

Cash and cash equivalents, beginning of period	196,012	741,474

Cash and cash equivalents, end of period	$473,328	$273,545

Supplemental information:
Non-cash financing and investing activities:
None	$-	$-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. develops and markets advanced software and related services for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the three months ended March 31, 2005, 64% of sales revenue (2004 – 100%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity or debt financings will be sufficient to pay ongoing cash operating expenses until approximately October 31, 2005. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of October 2005, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of presentation:
(a) Unaudited financial Information

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2004, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

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

	(d)	Stock-based compensation:

The Company has elected to apply the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock options granted to employees. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. Had compensation cost been determined based on the fair value of employee stock options at their grant date, the Company’s net loss and net loss per share would have been as follows:

			Three Months Ended March 31,
			2005	2004
		Net loss for the period, as reported	$(771,022)	$(460,864)
		Stock-based employee compensation if fair-value
		based method applied	(176,061)	(80,897)
		Pro forma net loss as if fair-value method had been applied	$(947,083)	$(541,761)
		Basic and diluted loss per share:
		As reported	$(0.04)	$(0.03)
		Pro forma	$(0.05)	$(0.03)

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

2.	Basis of presentation (continued)
	(d)	Stock-based compensation (continued)
		The weighted average fair value of stock options granted during the three months ended March 31, 2005 was $0.51 per option (2004 - $0.45 per option).

The fair value for the options granted during the three-month period ended March 31, 2005 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0% (2004 – 0%), expected volatility 183% (2004 – 256%), risk-free interest rate 3.25% (2004 – 1.66%), and an expected term of 2 years (2004 – 2 years).

	(e)	Deferred leasehold inducements
		Leasehold inducement are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.
	(f)	Loss per share:
		Loss per share is calculated based on the weighted average number of shares outstanding.
		As the effect of all outstanding convertible debentures (note 5) options (note 6(b)) and warrants (note 7) is anti-dilutive, diluted loss per share does not differ from basic loss per share.
		The number of shares used to calculate loss per share for the years ended December 31, 2004, 2003 and 2002 was reduced by 300,000 shares in each year for shares issued and held by the Company.
	(g)	Comparative figures:
		Certain figures have been reclassified to conform to the financial statement presentation adopted in the current year.

3.	Deferred leasehold inducement:

			Three Months Ended March 31,
			2005	2004
		Balance, beginning of period	$64,226	$49,629
		Leasehold inducements received during the period	-	17,247
		Amortization	(4,305)	(3,536)
		Foreign exchange adjustment	(689)	(408)
		Balance, end of period	$59,232	$62,932

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

4.	Promissory notes payable:
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

On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. The face value of the debt plus accrued interest was compared to the fair market value of the cash and equity received by the Chief Executive Officer and a gain or loss for the difference was recognized. Accordingly the Company has recorded a loss on settlement of debt in the amount of $741,705.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

5.	Convertible debentures (continued):

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

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures are being accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at March 31, 2005 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
	Accretion of convertible debentures	1,179,837
	Accrued interest payable	226,852
	Conversion of debentures	(194,998)
	Convertible debentures at March 31, 2004	$1,211,696

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

6.	Shareholders’ equity
	(a)

At a special meeting of stockholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

	(b)	Stock options:
		A summary of the Company’s stock option activity is as follows:

				Weighted
			Number	average
			of shares	exercise price

		Balance, December 31, 2004	2,522,000	$0.55
		Options granted	901,000	$0.66
		Options exercised	(23,000)	$0.20
		Options cancelled/expired	-	-

		Balance, March 31, 2005	3,400,000	$0.58
		Of those outstanding at March 31, 2005, 2,145,000 are exercisable (December 31, 2004 – 1,867,000), having a weighted average exercise price of $0.57.

7.	Share purchase warrants:

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

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

As partial consideration for finder’s fees relating to the issuance of convertible debentures (note 5), the Company issued a total of 297,500 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

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
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

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

At the request of certain debenture holders (note 5), on April 15, 2004 the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($42,170) has been recorded as an expense.

At the request of certain debenture holders (note 5), on September 10, 2004 the Company converted $62,500 of principal and $2,101 of accrued interest into 258,404 common shares and 129,202 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($20,892) has been recorded as an expense.

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

Between December 1, 2004 and March 4, 2005, in conjunction with private placements the Company issued 875,000 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share. In conjunction with this private placement, the Company issued 24,500 common shares and 12,250 common share purchase warrants as a finder’s fee. Each of these common share purchase warrants entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share.

Of the warrants outstanding at March 31, 2005, 2,941,324 were held by the Company’s Chief Executive Officer (March 31, 2004 – 2,941,324).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

7.	Share purchase warrants (continued):
	A summary of the Company’s share purchase warrants outstanding as at March 31, 2005 is as follows:
		Expiry	Exercise
	Number of warrants	date	price

	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	275,000	January 9, 2006	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	50,000	April 7, 2006	$1.25
	50,000	September 23, 2007	$0.50
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45
	260,794	April 14, 2009	$0.25
	56,500	May 27, 2009	$0.25
	129,202	September 9, 2009	$0.25
	197,500	November 30, 2009	$0.50
	93,750	December 19, 2009	$0.50
	4,375	December 20, 2009	$0.50
	225,000	December 28, 2009	$0.50
	214,125	January 11, 2010	$0.50
	152,500	March 3, 2010	$0.50

	5,593,095	Weighted average exercise price	$0.39

8.	Commitments:
	Annual operating lease commitments are as follows:
	Period ending December 31:
	2005		$133,942
	2006		178,589
	2007		176,197

2008	116,933

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

9.	Software license settlement:

As previously disclosed, an organization representing leading software manufacturers has made enquiries regarding the Company’s potential use of unlicensed software. The enquiry did not relate to software that the Company sold, but to software used in the conduct of its business. A self-audit revealed that the Company had unlicensed copies of software installed on its computers and, therefore, the Company agreed on June 16, 2004 to pay $103,883 as a settlement. The settlement amount, which was accrued in the three months ended June 30, 2004, is payable in thirteen monthly installments. The unpaid amount at March 31, 2005 in included in accrued liabilities. The Company has since developed and implemented processes to monitor and control the installation and usage of software.

10.	Subsequent events:
	(a)	Conversion of convertible debentures:

At the request of a convertible debenture holder, on April 5, 2005, the Company converted $25,000 of principal and $1,808 of accrued interest into 107,232 units at the rate of $0.25 per unit. Each unit consisted of one share of common stock and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for a period of five years from the date of issue of the warrant. The fair value of the warrants will be assigned and recognized as an expense in the second quarter of 2005.

	(b)	Private Placement:

On May 3, 2005, the Company closed a private placement of 1,633,750 units at a price of $0.80 per unit for gross proceeds of $1,307,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. In conjunction with this private placement, 52,500 common shares were issued and $39,210 cash was paid as finders’ fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Early in 2002 we completed a commercial version of eVisionFactory that did not include our Internet based service and support system. We included eVisionFactory software with all of the systems that we have delivered since the commercial version was completed.

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

We have delivered all 19 SC3D vision systems ordered by ABB. All of these systems include the commercialized version of eVF, SC3D and AutoCal-3D. These systems are integrated with ABB robots and are currently operating in Ford’s automotive power train assembly lines.

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

As at May 11, 2004, we have received purchase orders for over thirty additional TrueView™ systems as a result of the acceptance by end users of TrueView™ Vision Guided Robotics systems.

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

On November 4, 2004, Marubeni agreed to remove the exclusivity clauses on the condition that we repurchase from Marubeni one of the eVF development licenses and one of the run-time licenses for $20,000.

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

Since 2002 we have continued to add functionality to eVF by developing additional components as follows:

AutoCal-3D: AutoCal-3D is a fully automated process for 3D calibration of a stationary or robot-mounted camera. Calibration refers to the process whereby the mathematical relationship between pixel coordinates of objects in digital images and real-world coordinates such as inches and millimeters is calculated. In contrast to the manual calibration process, AutoCal-3D eliminates all steps involving operator input thereby increasing both efficiency and accuracy.

AutoTrain-3D: AutoTrain-3D is a fully automated process that facilitates the introduction or “training” of new parts into a given eVF-based system running the SC3D technology.

Xi2D (Single/Multi-Camera 2D): Xi2D consists of a single or multi-camera arrangement that views various features of interest.

DD3D (Direct Depth 3D): DD3D uses stereo vision for direct measurement and consists of a binocular camera arrangement to view a part or feature.

SR3D (Surround Vision 3D): SR3D is similar to SC3D but involves multiple cameras configured to view different areas of the same part.

IDM 2.5D (Inferential Depth Measurement): IDM 2.5D is targeted for processes that do not require or allow for complete 3D part location variance, but that are more complex than basic 2D tasks. IDM 2.5D exploits visual cues such as size and shape variations among parts to compute not only the planar x, y and rotation of a given part but also its height, or z coordinate, relative to the robot’s coordinate system.

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. On November 9, 2004, the United States Patent Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On July 14, 2004 We filed another application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics.

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to March 31, 2005, in the amount of $1,773,377.

We have incurred aggregate net losses of approximately $18.1 million during the period from our inception on January 3, 1994, to March 31, 2005. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Our strategic operating priorities for fiscal 2005 include the following:

Our first and major priority for 2005 is to significantly grow our revenue so that we may eventually reduce our reliance on equity financing to fund our operations. We intend to achieve this revenue growth on several fronts as follows:

We intend to assist ABB with their TrueView™ marketing and sales program to expand their sales in North America, Europe and Asia. We intend to expand the product line of eVF application solutions for ABB’s automotive customers. The eVF application solutions developed for ABB now center on rigid part handling in power train applications. We intend to expand our product line beyond power train into body panel handling, adhesive application and inspection, and real time visual tracking. It is our plan to eventually develop applications for each of the automotive business units within ABB. In doing so, we will be able to take utilize the sales personnel attached to each of these divisions. We also intend to explore the possibility of developing eVF application solutions for ABB’s channel partners in non-manufacturing industries.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the three months ended March 31, 2005 we incurred a foreign exchange loss of $4,535. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2004 and the three months ended March 31, 2005 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2005 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at March 31, 2005 approximate their carrying values.

To March 31, 2005, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Three-month period ended March 31, 2005 compared with the three-month period ended March 31, 2004.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended March 31, 2005 was 1.21274. For the three-month period ended March 31, 2004 the weighted average exchange was 1.30612. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $94,425 from $547,432 for the three-month period ended March 31, 2004 to $641,857 for the three-month period ended March 31, 2005. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $53,200. The foreign exchange adjustment accounted for an increase of $41,200 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates has on our reported results in the discussion below.

Sales revenue from operations for the three-month period ended March 31, 2005 was $102,830 (March 31, 2004 - $286,264). The amount of our sales revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided above.

Sales revenue for the three-month period ended March 31, 2005 included approximately $52,900 for two vision systems delivered to ABB for installation in an engine assembly plant, approximately $17,300 previously recorded as deferred revenue and now recognized as revenue in accordance with SOP 97-2, approximately $31,500 for eVF license sales, and approximately $1,100 for other services.

Cost of sales revenue for the three-month period ended March 31, 2005 was $3,194 or approximately 3.1%.

Sales revenue for the three-month period ended March 31, 2004, included approximately $244,000 for eight vision systems delivered to ABB for installation in engine assembly plants, approximately $10,000 previously recorded as deferred revenue and now recognized as revenue, approximately $20,000 for engineering services, and approximately $12,000 for training and commissioning.

Cost of sales revenue for the three-month period ended March 31, 2004 was $16,330 or approximately 5.7%.

Reported research and development expenses increased $14,604 from $118,963 for the three-month period ended March 31, 2004 to $133,567 for the three-month period ended March 31, 2005. The foreign exchange differential accounted for an increase of approximately $8,600 indicating that actual research and development activity increased by approximately $6,000. The increase is accounted for by an increase in wage and benefit costs.

Reported selling, general, and administrative expenses increased $79,821 from $428,469 for the three-month period ended March 31, 2004 to $508,290 for the three-month period ended March 31, 2005. The foreign exchange differential accounted for an increase of approximately $32,600 indicating an actual increase in activity of approximately $47,200. The principal factors contributing to the increase were as follows:

•

Actual general and administrative salaries increased approximately $12,000 from $240,800 to $252,800. The foreign exchange differential accounted for an increase of approximately $17,400 resulting in a net reported increase of approximately $29,400. The actual increase resulted from minor salary increases and the increase of our administrative staff by one employee.

•

Actual amortization expenses decreased approximately $2,400 from $8,000 to $5,600 principally as a result of the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $400 resulting in a net reported decrease of approximately $2,000.

•	Actual legal expenses were unchanged from 2004 to 2005.

•

Actual accounting expenses increased approximately $21,400 from $11,000 to $32,400. The foreign exchange differential accounted for an increase of approximately $2,200 resulting in a net reported increase of approximately $23,600. The increase related to corporate income tax compliance expenses.

•

Actual travel and marketing expenditures increased approximately $31,000 from approximately $58,100 to approximately $89,100. The foreign exchange differential accounted for an increase of approximately $6,100 resulting in a net reported increase of approximately $37,100. The individual components of the actual increase are as follows: trade shows decreased from $35,500 to $Nil, investor relations increased from $13,700 to $51,800, travel increased from $2,800 to $13,700, and marketing materials increased from $Nil to $15,200. The increase in investor relations relates to engagement of Baldacci Communication, LLC for the provision of investor relations and market communications services.

•

Actual rent and premises cost increased $5,700 from $44,200 to $49,900. The foreign exchange differential accounted for an increase of approximately $3,400 resulting in a net reported increase of approximately $9,100. The increase relates to the occupation of additional office space.

Liquidity and Capital Resources

Working Capital and Operations

Our accounts receivable as at May 11, 2005 is approximately $65,000 and our cash position is approximately $900,000

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

- As at May 11, 2005, we have 23 employees and our salary costs are approximately $125,000 per month.

- For the year ended December 31, 2004 and for the first three months of 2005, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $72,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase to approximately $90,000 per month over the next six months, because of an anticipated increase in general business activity.

- We do not expect to incur significant capital expenditures during the remainder of 2005 unless they result from an increase in our level of operation.

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

Based on the foregoing, we estimate that our total cash expenditures for the period from May 11, 2005 to October 31, 2005 will be approximately $1,300,000. Accordingly, at our anticipated level of operation, our existing cash balances, our existing accounts receivable, our expected sales revenue based on purchase orders received should be sufficient to pay our anticipated cash expenditures to approximately October 31, 2005. To continue beyond October 31, 2005 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by October 31, 2005, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. Since January 1, 2003 we have obtained financing as follows:

Promissory Notes Payable

In January and March 2003, our Chief Executive Officer advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355). These additional financings bore interest at 8% per annum and were repayable on demand. A general security agreement covering all of our real, personal and intangible property was pledged as security for the additional advances. The agreements governing the issuance of the convertible debentures (see below) provide that the general security agreement pledged as security for the promissory notes issued to the Chief Executive Officer be discharged, provided that $250,000 of the proceeds from the convertible debentures be used to repay the notes, and further provided that the unpaid balance of the notes be repaid by issuing units at a deemed price of $0.25 per unit. We considered the value of $0.25 per unit to be the fair market of the shares and share purchase warrants which form the units because that was the value we negotiated with independent third parties to be the conversion price of the convertible debentures that were assuming a position similar to the promissory notes being repaid. A partial repayment of $50,000 was made on September 22, 2003 and on November 3, 2003 a further $200,000 was repaid. All of the promissory notes were repayable in Canadian Dollars and as such as at November 3, 2003 a foreign exchange loss of $58,855 and interest of $29,607 was accrued. On November 3, 2003, the unpaid balance of the promissory notes was repaid by the issuance of 2,354,621 common shares and 1,177,310 share purchase warrants. Each share purchase warrant has a five year term and is exercisable into one common share at a price of $0.25 per share. Since the promissory notes did not have terms for conversion into equity, the transaction is considered a settlement of debt for accounting purposes. A gain or loss for accounting purposes was recognizable on settlement to the extent that the carrying value of the debt plus accrued interest is compared to the fair value of the cash and equity, based on the trading price on the date the Company committed to the issuance of the convertible debentures, received by the Chief Executive Officer. Accordingly we have recorded a loss on settlement of debt in the amount of $741,705.

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

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at March 31, 2005 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion of convertible debentures	1,179,837
Accrued interest payable	226,852
Conversion of debentures	(194,998)
Convertible debentures at March 31, 2005	$1,211,696

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

Private Placements

At directors’ meetings held October 13, 2004 and December 21, 2004, approval was given to a private placement of 1,750,000 units at a price of $0.40 per unit for gross proceeds of $700,000. Each unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.50 per share. The private placement closed on various dates between December 1, 2004 and March 4, 2005. In conjunction with this private placement, we paid $32,880 and issued 24,500 units as finders’ fees.

At a directors’ meeting held March 10, 2005, approved was given to a private placement of 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. On May 3 we closed $1,307,000 of the private placement. In conjunction with this portion of the private placement, we paid $39,210 and issued 52,500 shares as finders’ fees.

Employee Stock Options

The exercise of 100,000 employee stock options has generated $21,700 from January 1, 2004 to May 11, 2005.

Off-Balance Sheet Arrangements

Not Applicable

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated audited financial statements for the period ended December 31, 2004, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Because we have earned revenue of only $1,773,377 from inception to March 31, 2005, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately August 31, 2005. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The report of the independent registered public accounting firm on our December 31, 2004 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Because our Internet based service and support system is still under development, we have no assurance that we will complete development successfully.

We commenced development of our Internet based service and support system during the fall of 2000. That system is still under development. We have no assurance that we will be able to complete development of the system, or that any market will exist for the system when it is completed.

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

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2004 the market price of our common stock has varied between $0.32 and $0.99. As we have not announced any material changes to our operations, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because we have generated revenue of only $1,773,377 from inception to March 31, 2005, and our business has not been profitable with accumulated losses of $18,117,489 from inception to March 31, 2005, we may not be able to raise the additional capital we need.

We will require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

•	Our share price has been highly volatile during 2003, 2004 and 2005. The volatility of our share price may deter potential investors.
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

During 2001 and 2002, we issued approximately 6.1 million shares in private placements and other transactions. In 2003 we issued 2,354,621 common shares and 1,177,310 share purchase warrants for settlement of promissory notes payable. Those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during 2003 and 2004 we issued $2,250,000 in convertible debentures bearing interest at 8% per annum. The debenture principal and accrued interest are convertible into units at $0.25 per unit, each unit consisting of one common share and one-half share purchase warrant. In conjunction with the convertible debentures, we issued 595,000 common shares and 297,500 share purchase warrants for finders’ fees. During 2004 and 2005, we issued 3,383,750 shares and 1,691,875 share purchase warrants in private placement transactions. We may register these shares and share purchase warrants for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of our unregistered equity securities that has not been disclosed in a current report on Form 8-K prior to the filing of this report.

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

Signature	Title	Date

/s/ Owen L.J. Jones	Chief Executive Officer,	May 13, 2005
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	May 13, 2005
Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	May 13, 2005
Edward A. White	Director
(Principal Financial and Accounting
Officer)