Form 10QSB
period 2005-06-30
BRAINTECH INC
filed 2005-08-12
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,845,989 Common shares, par value $0.001, as at August 10, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 33.

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

Page #

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis page	19

Item 3 Controls and Procedures page	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Securities Holders	33

Item 5. Other Information	33

Item 6. Exhibits and Reports on Form 8-K	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at June 30, 2005 (unaudited) and December 31, 2004;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2004 and 2005;

(iii) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2005;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2005; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 30, 2004 and 2005.

Condensed Consolidated Financial Statements of

(Expressed in United States dollars)

BRAINTECH, INC.

Six months ended June 30, 2005 and 2004

Three months ended June 30, 2005 and 2004
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$404,270	$196,012
Accounts receivable	585,169	84,643
Inventory	24,231	6,569
Prepaid expenses	62,898	53,550
	1,076,568	340,774

Fixed assets	53,808	60,638

	$1,130,376	$401,412

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$72,771	$123,210
Accrued liabilities	200,604	222,600
Deferred leasehold inducements (note 3)	54,388	64,226
Deferred revenue	72,514	35,133
	400,277	445,169
Non-current liabilities:
Convertible debentures (note 4)	1,428,331	982,895

Total liabilities	1,828,608	1,428,064

Stockholders’ equity (deficiency):
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 22,845,989 shares	22,846	20,294
(December 31, 2004 – 20,294,257 shares)
Additional paid-in capital	17,878,447	16,299,521
Accumulated deficit	(18,599,525)	(17,346,467)
	(698,232)	(1,026,652)

	1,130,376	$401,412

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004

Sales	$642,869	$304,271	$540,039	$18,007
Cost of sales	28,921	18,641	25,727	2,311

Gross margin	613,948	285,630	514,312	15,696

Operating expenses:
Research and development	285,454	246,581	151,886	127,618
Selling, general and administration	1,100,642	828,323	592,353	399,854
Software license settlement (note 8)	-	103,883	-	103,883
	1,386,096	1,178,787	744,239	631,355

Operating loss	(772,148)	(893,157)	(229,927)	(615,659)

Non-operating:
Interest income	4	20	4	8
Interest on convertible
debentures (note 4)	(81,348)	(72,059)	(40,666)	(37,739)
Accretion of convertible
debentures (note 4)	(390,896)	(394,634)	(202,777)	(245,576)
Fair value of warrants issued on
conversion of debentures (note 4)	(8,670)	(42,170)	(8,670)	(42,170)
	(480,910)	(508,843)	(252,109)	(325,477)

Loss for the period	$(1,253,058)	$(1,402,000)	$(482,036)	$(941,136)

Loss per share information:
Basic and diluted	$(0.06)	$(0.08)	$(0.02)	$(0.05)

Weighted average number of
Common shares outstanding	21,200,642	18,153,822	21,927,833	18,408,067

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	equity

Balance, December 31, 2004	20,294,257	$20,294	$16,299,521	$(17,346,467)	$(1,026,652)

Common stock transactions:
(net of share issue costs)
Shares issued for cash	2,351,250	2,352	1,591,648	-	1,594,000
Shares issued for cash on exercise
of employee stock options	25,000	25	4,975	-	5,000
Shares issued on conversion of
convertible debentures	107,232	107	26,701	-	26,808
Shares issued for finders’ fees	68,250	68	(68)	-	-
Cash paid for finders’ fees	-	-	(53,000)	-	(53,000)
Fair value of warrants issued on
conversion of debentures	-	-	8,670	-	8,670
Loss for the period	-	-	-	(1,253,058)	(1,253,058)
Balance, June 30, 2005	22,845,989	$22,846	$17,878,447	$(18,599,525)	$(698,232)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30
	2005	2004

Cash flows from operations:
Loss for the period	$(1,253,058)	$(1,402,000)
Items not involving cash:
Amortization	11,914	15,632
Compensatory benefit of warrants issued to contractors	-	11,406
Accretion of convertible debentures	390,896	394,634
Fair value of warrants issued on conversion of debentures	8,670	42,170
Changes in non-cash operating working capital:
Inventory	(17,662)	(26,822)
Accounts receivable	(500,526)	(34,318)
Prepaid expenses	(9,348)	(48,214)
Accounts payable and accrued liabilities	(72,435)	74,525
Accrued interest on convertible debentures	81,348	72,059
Deferred leasehold inducements	(9,838)	11,687
Deferred revenue	37,381	925
Net cash used in operating activities	(1,332,658)	(888,316)

Cash flows from investments:
Purchase of fixed assets	(5,084)	(18,220)
Net cash used in investing activities	(5,084)	(18,220)

Cash flows from financing:
Convertible debentures issued	-	525,000
Debenture issue costs	-	(1,408)
Common shares issued, net of issue costs	1,546,000	13,100
Net cash provided by financing activities	1,546,000	536,692

Increase (decrease) in cash and cash equivalents	208,258	(369,844)

Cash and cash equivalents, beginning of period	196,012	741,474

Cash and cash equivalents, end of period	$404,270	$371,630

Supplemental information:
Non-cash financing and investing activities:
Shares and warrants issued on conversion of
convertible debentures	$35,478	$172,567

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the six months ended June 30, 2005, 80% of sales revenue (2004 – 100%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity and debt financings will be sufficient to pay ongoing cash operating expenses until approximately October 31, 2005. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or additional financings on terms acceptable to the Company. To continue as a going concern, the Company will either have to raise additional capital or begin to generate substantial sales revenue. If the Company cannot do either by the end of October 2005, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Six months ended June 30, 2005 and 2004

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

			Six Months Ended June 30,
			2005	2004
		Net loss for the period, as reported	$(1,253,058)	$(1,402,000)
		Stock-based employee compensation if fair-value
		based method applied	(281,691)	(154,305)
		Pro forma net loss as if fair-value method had been applied	$(1,534,749)	$(1,556,305)
		Basic and diluted loss per share:
		As reported	$(0.06)	$(0.08)
		Pro forma	$(0.07)	$(0.09)

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

2.	Basis of presentation (continued)
	(d)	Stock-based compensation (continued):
	The weighted average fair value of stock options granted during the six months ended June 30, 2005 was $0.51 per option (2004 - $0.45 per option).

The fair value for the options granted during the six-month period ended June 30, 2005 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0% (2004 – 0%), expected volatility 183% (2004 – 256%), risk-free interest rate 3.25% (2004 – 1.66%), and an expected term of 2 years (2004 – 2 years).

	(e)	Deferred leasehold inducements:
	Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.
	(f)	Loss per share:
	Loss per share is calculated based on the weighted average number of shares outstanding.
	As the effect of all outstanding convertible debentures (note 4) options (note 5) and warrants (note 6) is anti-dilutive, diluted loss per share does not differ from basic loss per share.

The number of shares used to calculate loss per share for the three and six month periods ended June 30, 2005 and 2004 was reduced by 300,000 shares in each period for shares issued and held by the Company.

3.	Deferred leasehold inducements:

		Six Months Ended June 30,
		2005	2004
	Balance, beginning of period	$64,226	$49,629
	Leasehold inducements received during the period	-	21,253
	Amortization	(8,545)	(7,418)
	Loss on foreign exchange	(1,293)	(2,148)
	Balance, end of period	$54,388	$61,316

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

4.	Convertible debentures:

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. On April 15, 2004, $125,000 of principal and $5,397 of accrued interest was converted into 521,588 common shares and 260,794 share purchase warrants. Accordingly, the Company expensed $42,170 as the fair value of the warrants issued. On September 10, 2004, $62,500 of principal and $2,101 of accrued interest was converted into 258,404 common shares and 129,202 share purchase warrants. Accordingly, the Company expensed $20,892 as the fair value of the warrants issued. On April 5, 2005, $25,000 of principal and $1,808 of accrued interest was converted into 107,232 common shares and 53,616 share purchase warrants. Accordingly, the Company expensed $8,670 as the fair value of the warrants issued.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

4.	Convertible debentures (continued):

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures are being accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at June 30, 2005 has been calculated as follows:

	Face value of convertible debentures issued (cash received)		$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
	Accretion of convertible debentures		1,382,615
	Accrued interest payable		267,517
	Conversion of debentures		(221,806)
	Convertible debentures at June 30, 2005		$1,428,331

5.	Stock options:
	A summary of the Company’s stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2004	2,522,000	$0.55
	Options granted	961,000	0.65
	Options exercised	(25,000)	0.20
	Options expired	-	-
	Options forfeited	(50,000)	0.66

	Balance, June 30, 2005	3,408,000	$0.58
	Of those outstanding at June 30, 2005, 2,355,500 are exercisable (December 31, 2004 – 1,867,000), having a weighted average exercise price of $0.57 (2004 - $0.56).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

6.	Share purchase warrants:

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

As partial consideration for finders’ fees relating to the issuance of convertible debentures (note 4), the Company issued a total of 241,000 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

6.	Share purchase warrants (continued):

Pursuant to the agreements governing the issuance of convertible debentures (note 4), the Company executed a consulting agreement with one of the investors for strategic introductions and general consulting in the manufacturing industry. The consulting agreement is for a period of two (2) years commencing December 22, 2003. As consideration for entering into the consulting agreement the Company issued 500,000 share purchase warrants exercisable at $0.45 per share for a period of five (5) years. The fair value of the warrants ($185,400) has been recorded as an expense and additional paid-in capital in the year ended December 31, 2003. The fair value was calculated using the Black-Scholes option–pricing model and the following assumptions: dividend yield 0%, expected volatility 256%, risk free rate interest rate 1.84%, and an expected term of 2 years.

On November 5, 2003, as partial repayment of promissory notes payable, the Company issued to its Chief Executive Officer, 1,177,310 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

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

At the request of certain debenture holders (note 4), on April 15, 2004 the Company converted $125,000 of principal and $5,397 of accrued interest into 521,588 common shares and 260,794 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($42,170) has been recorded as an expense.

At the request of certain debenture holders (note 4), on September 10, 2004 the Company converted $62,500 of principal and $2,101 of accrued interest into 258,404 common shares and 129,202 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($20,892) has been recorded as an expense.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

6.	Share purchase warrants (continued):

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

At the request of certain debenture holders (note 4), on April 5, 2005 the Company converted $25,000 of principal and $1,808 of accrued interest into 107,232 common shares and 53,616 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($8,670) has been recorded as an expense.

On May 3, 2005, in conjunction with private placements the Company issued 816,875 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three (3) years at a price of $1.00 per share.

Of the warrants outstanding at June 30, 2005, 2,941,324 were held by the Company’s Chief Executive Officer (June 30, 2004 – 2,941,324).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

6.	Share purchase warrants (continued):
	A summary of the Company’s share purchase warrants outstanding as at June 30, 2005 is as follows:
		Expiry	Exercise
	Number of warrants	date	price

	427,797	October 28, 2005	$0.85
	133,553	October 28, 2005	$0.36
	500,000	October 28, 2005	$0.31
	52,500	December 1, 2005	$0.25
	148,667	December 17, 2005	$0.32
	113,740	December 17, 2005	$0.26
	203,820	December 17, 2005	$0.20
	288,462	December 17, 2005	$0.25
	275,000	January 9, 2006	$0.25
	50,000	April 7, 2006	$0.50
	50,000	April 7, 2006	$0.75
	50,000	April 7, 2006	$1.00
	50,000	April 7, 2006	$1.25
	50,000	September 23, 2007	$0.50
	816,875	May 2, 2008	$1.00
	75,000	September 5, 2008	$0.25
	56,000	October 1, 2008	$0.25
	1,177,310	November 8, 2008	$0.25
	57,500	December 22, 2008	$0.25
	500,000	December 22, 2008	$0.45
	260,794	April 14, 2009	$0.25
	56,500	May 27, 2009	$0.25
	129,202	September 9, 2009	$0.25
	197,500	November 30, 2009	$0.50
	93,750	December 19, 2009	$0.50
	4,375	December 20, 2009	$0.50
	225,000	December 28, 2009	$0.50
	214,125	January 11, 2010	$0.50
	152,500	March 3, 2010	$0.50
	53,616	April 4, 2010	$0.25

	6,463,586	Weighted average exercise price	$0.46

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

7.	Commitments:
	Annual operating lease commitments are as follows:
	Period ending December 31:
	2005	88,466
	2006	176,932
	2007	174,562
	2008	115,848

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

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to June 30, 2005, in the amount of $2,313,416.

We have incurred aggregate net losses of approximately $18.6 million during the period from our inception on January 3, 1994, to June 30, 2005. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

During the second quarter of 2005, we started to achieve our priority of growing revenues. During the second quarter, we invoiced approximately $590,000 and, in accordance with the software revenue recognition rules, we recorded approximately $540,000 in revenues. These numbers far exceed any quarterly results since inception. We recognize that our revenue streams are still quite variable and, in the near term, these significant increases may not be repeatable. However, as at August 10, 2005, we have already received purchase orders for installations during the third and forth quarters in the amount of approximately $500,000.

We were also successful in obtaining purchase orders from ABB for VGR installations in Japan.

Our provision of vision guidance software for Nuclear Waste Handling systems for the Idaho National Laboratory demonstrates our successful pursuit of United States Government contracts.

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

Another priority for 2005 is to increase the public and investor visibility of our company and our products. In order to accomplish this, we have engaged a number of marketing and communications companies to assist us. Our director, James Speros, is also engaged full time in public and investor relations activities.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the six months ended June 30, 2005 we incurred a foreign exchange gain of $2,544. The foreign exchange gain resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2004 and the six months ended June 30, 2005 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2005 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at June 30, 2005 approximate their carrying values.

To June 30, 2005, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Six-month period ended June 30, 2005 compared with the six-month period ended June 30, 2004.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the six-month period ended June 30, 2005 was 1.22430. For the six-month period ended June 30, 2004 the weighted average exchange was 1.33984. The change in our operating expenses (net of software license settlement) illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $311,192 from $1,074,904 for the six-month period ended June 30, 2004 to $1,386,096 for the six-month period ended June 30, 2005. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $191,662. The foreign exchange adjustment accounted for an increase of $119,529 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Sales revenue from operations for the six-month period ended June 30, 2005 was $642,869 (June 30, 2004 - $304,271). The amount of our sales revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. More detail on how we apply SOP 97-2 is provided above.

Sales revenue for the six-month period ended June 30, 2005 included approximately $470,800 for 23 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $37,800 previously recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $34,500 for eVF license sales, and approximately $15,400 for training and other services.

Cost of sales revenue for the six-month period ended June 30, 2005 was $28,921 or approximately 4.5%.

Sales revenue for the six-month period ended June 30, 2004, included approximately $233,400 for eight vision systems delivered to ABB for installation in engine assembly plants, approximately $22,300 previously recorded as deferred revenue and now recognized as revenue, approximately $20,000 for engineering services, and approximately $28,500 for training and commissioning.

Cost of sales revenue for the six-month period ended June 30, 2004 was $18,641 or approximately 6.1%.

Reported research and development expenses increased $38,873 from $246,581 for the six-month period ended June 30, 2004 to $285,454 for the six-month period ended June 30, 2005. The foreign exchange differential accounted for an increase of approximately $24,600 indicating that actual research and development activity increased by approximately $14,300. The increase is accounted for by an increase in wage and benefit costs.

Reported selling, general, and administrative expenses increased $272,319 from $828,323 for the six-month period ended June 30, 2004 to $1,100,642 for the six-month period ended June 30, 2005. The foreign exchange differential accounted for an increase of approximately $94,900 indicating an actual increase in activity of approximately $177,400. The principal factors contributing to the increase were as follows:

•

Actual general and administrative salaries increased approximately $19,800 from $457,800 to $477,600. The foreign exchange differential accounted for an increase of approximately $45,100 resulting in a net reported increase of approximately $64,900. The actual increase resulted from minor salary increases, the increase of our staff by two employees.

•

Actual amortization expenses decreased approximately $4,700 from $15,600 to $10,900 principally as a result of the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $1,000 resulting in a net reported decrease of approximately $3,700.

•

Actual legal expenses increased approximately $11,000 from $33,300 to $44,300 principally as a result of filing registration statements under the Securities Act of 1933 and a general increase in corporate activities.

The foreign exchange differential accounted for an increase of approximately $4,200 resulting in a net reported increase of approximately $15,200.

•

Actual accounting expenses increased approximately $39,600 from $24,600 to $64,200. The foreign exchange differential accounted for an increase of approximately $6,100 resulting in a net reported increase of approximately $45,700. The increase related to corporate income tax compliance expenses, an increase in fees relating to the audit of the December 31, 2004 financial statements, and fees related to the filing of a registration statement under the Securities Act of 1933.

•

Actual travel and marketing expenditures increased approximately $129,800 from approximately $100,900 to approximately $230,800. The foreign exchange differential accounted for an increase of approximately $21,800 resulting in a net reported increase of approximately $150,600. The individual components of the actual increase are as follows: trade shows decreased from $34,800 to $Nil, investor relations increased from $34,700 to $135,500, travel increased from $8,600 to $31,600, and marketing materials increased from $5,400 to $41,500. The increase in investor relations relates mainly to the engagement of Baldacci Communication, LLC for the provision of investor relations and market communications services.

•

Actual rent and premises cost increased $4,200 from $90,800 to $95,000. The foreign exchange differential accounted for an increase of approximately $9,000 resulting in a net reported increase of approximately $13,100. The increase relates to the occupation of additional office space.

Three-month period ended June 30, 2005 compared with the three-month period ended June 30, 2004.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended June 30, 2005 was 1.23884. For the three-month period ended June 30, 2004 the weighted average exchange was 1.35483. We reported an increase in operating expenses (net of software license settlement) of $216,767 from $527,472 for the three-month period ended June 30, 2004 to $744,239 for the three-month period ended June 30, 2005. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $153,100. The foreign exchange adjustment accounted for an increase of $63,700 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Sales revenue from operations for the three-month period ended June 30, 2005 was $540,039 (March 31, 2004 - $18,007).

Sales revenue for the three-month period ended June 30, 2005 included approximately $417,900 for 21 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $20,500 previously recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $3,000 for eVF license sales, and approximately $14,300 for training and other services.

Cost of sales revenue for the three-month period ended June 30, 2005 was $25,727 or approximately 4.8%.

Sales revenue for the three-month period ended June 30, 2004, included approximately $12,600 previously recorded as deferred revenue and now recognized as revenue and approximately $5,400 for training and commissioning.

Cost of sales revenue for the three-month period ended March 31, 2004 was $2,311 or approximately 12.8%.

Reported research and development expenses increased $24,268 from $127,618 for the three-month period ended June 30, 2004 to $151,886 for the three-month period ended June 30, 2005. The foreign exchange differential accounted for an increase of approximately $13,000 indicating that actual research and development activity increased by approximately $11,300. The increase is accounted for by an increase in wage and benefit costs.

Reported selling, general, and administrative expenses increased $192,499 from $399,854 for the three-month period ended June 30, 2004 to $592,353 for the three-month period ended June 30, 2005. The foreign exchange differential accounted for an increase of approximately $50,700 indicating an actual increase in activity of approximately $141,800. The principal factors contributing to the increase were as follows:

•

Actual general and administrative salaries increased approximately $21,100 from $217,000 to $238,100. The foreign exchange differential accounted for an increase of approximately $22,300 resulting in a net reported increase of approximately $43,400. The actual increase resulted from minor salary increases and the increase of our staff by two employees.

•

Actual amortization expenses decreased approximately $2,200 from $7,700 to $5,500 principally as a result of the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $500 resulting in a net reported decrease of approximately $1,700.

•

Actual legal expenses increased approximately $10,300 from $20,800 to $31,100 principally as a result of filing registration statements under the Securities Act of 1933 and a general increase in corporate activities. The foreign exchange differential accounted for an increase of approximately $2,900 resulting in a net reported increase of approximately $13,200.

•

Actual accounting expenses increased approximately $19,000 from $13,600 to $32,600. The foreign exchange differential accounted for an increase of approximately $3,100 resulting in a net reported increase of approximately $22,100. The increase related to corporate income tax compliance expenses, an increase in fees relating audit of the December 31, 2004 financial statements, and fees related to the filing of a registration statement under the Securities Act of 1933.

•

Actual travel and marketing expenditures increased approximately $101,100 from approximately $42,800 to approximately $143,900. The foreign exchange differential accounted for an increase of approximately $13,500 resulting in a net reported increase of approximately $114,500. The individual components of the actual increase are as follows: trade shows decreased from $2,100 to $Nil, investor relations increased from $20,900 to $84,900, travel increased from $5,800 to $17,300, and marketing materials increased from $5,400 to $26,700. The increase in investor relations relates mainly to the engagement of Baldacci Communication, LLC for the provision of investor relations and market communications services.

•

Actual rent and premises cost decreased $300 from $46,600 to $46,300. The foreign exchange differential accounted for an increase of approximately $4,300 resulting in a net reported increase of approximately $4,000.

Liquidity and Capital Resources

Working Capital and Operations

Our accounts receivable as at August 10, 2005 is approximately $500,000 and our cash position is approximately $150,000. In addition, we have received purchase orders totalling approximately $500,000 and expect that these purchase orders will be completed prior to the end of 2005.

We estimate that, at our current level of operation, our cash expenses are approximately $230,000 per month. We base this estimate on the following data:

- As at August 10, 2005, we have 23 employees and our salary costs are approximately $130,000 per month.

- For the first six months of 2005, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $100,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

- We do not expect to incur significant capital expenditures during the remainder of 2005 unless they result from an increase in our level of operation.

Based on the foregoing, we estimate that our total cash expenditures for the period from August 10, 2005 to October 31, 2005 will be approximately $600,000. Accordingly, at our anticipated level of operation, our existing cash balances and our existing accounts receivable should be sufficient to pay our anticipated cash expenditures to approximately October 31, 2005. To continue beyond October 31, 2005 as a going concern, we will either have to raise additional capital or generate substantial sales revenue. If we cannot do either by October 31, 2005, we face the risk that our business will fail.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. In the past twenty four months we have obtained financing as follows:

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

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at June 30, 2005 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion of convertible debentures	1,382,615
Accrued interest payable	267,517
Conversion of debentures	(221,806)
Convertible debentures at June 30, 2005	$1,428,331

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. On April 15, 2004, $125,000 of principal and $5,397 of accrued interest was converted into 521,588 common shares and 260,794 share purchase warrants. Accordingly, we expensed $42,170 as the fair value of the warrants issued. On September 10, 2004, $62,500 of principal and $2,101 of accrued interest was converted into 258,404 common shares and 129,202 share purchase warrants. Accordingly, we expensed $20,892 as the fair value of the warrants issued. On April 5, 2005, $25,000 of principal and $1,808 of accrued interest was converted into 107,232 common shares and 53,616 share purchase warrants. Accordingly, we expensed $8,670 as the fair value of the warrants issued.

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

At a directors’ meeting held March 10, 2005, approval was given to a private placement of 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. On May 3 we closed $1,307,000 of the private placement. In conjunction with this portion of the private placement, we paid $39,210 and issued 52,500 shares as finders’ fees.

Employee Stock Options

The exercise of 100,000 employee stock options has generated $21,700 from January 1, 2004 to August 10, 2005.

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

Because we have earned revenue of only $2,313,416 from inception to June 30, 2005, we face a risk of insolvency.

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

Together we have been awarded contracts for over 85 vision guided robotic systems to date.

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

Because we have generated revenue of only $2,313,416 from inception to June 30, 2005, and our business has not been profitable with accumulated losses of $18,599,525 from inception to June 30, 2005, we may not be able to raise the additional capital we need.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

Changes in Internal Controls

During the quarter ended June 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 15, 2005 we held our annual general meeting of shareholders. Prior to the election of directors, the meeting Chairman advised that George Joseph, a management nominee for re-election, had withdrawn his name as a director nominee. The shareholders approved a motion that the number of directors be set at five. At the meeting the shareholders elected directors as follows:

Director	Votes For	Votes Withheld

Owen Jones	17,671,607	10,127
Babak Habibi	17,671,597	10,137
Edward White	17,671,607	10,127
Frederick Weidinger	17,670,642	11,092
James Speros	17,621,773	59,961

ITEM 5. OTHER INFORMATION

At the Board of Director’s meeting held immediately after our annual general meeting of shareholders on June 15, 2005, the Board determined that it would not populate the various committees until additional Board of Director members could be appointed. Although it was expected that the additional Board members would be appointed shortly after the meeting, suitable candidates have not yet been identified. As a consequence, this Form 10-QSB and related Financial Statements as at June 30, 2005 have not been reviewed by an Audit Committee. However, at the Board of Directors meeting held August 10, 2005 the Board unanimously approved the Form 10-QSB and related Financial Statements for issuance. The Board is currently conducting an aggressive search for suitable candidates for appointment to the Board of Director and to the various Committees of the Board.

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

Signature	Title	Date

/s/ Owen L.J. Jones	Chief Executive Officer,	August 10, 2005
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	August 10, 2005

Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	August 10, 2005
Edward A. White	Director
(Principal Financial and Accounting
Officer)