Form 10KSB/A
period 2004-12-31
BRAINTECH INC
filed 2005-11-04
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

This Form 10-KSB/A is filed to include the signature on the auditor’s report from KPMG LLP and confirmation that there were no changes in internal controls under Item 8A herein.

Braintech, Inc.

Form 10-KSB

TABLE OF CONTENTS

Page

PART I

Risk Factors	...................................................................................................................................4

Item 1.	Description of Business	7

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	18

Item 6.	Management's Discussion and Analysis	19

Item 7.	Financial Statements	29

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	30

Item 8A.	Controls and Procedures	30

Item 8B.	Other Information	30

PART III

Item 9.	Directors, Executive Officers, Promoters, and
	Control Persons	30

Item 10.	Executive Compensation	33

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	And Related Stockholder Matters	36

Item 12.	Certain Relationships and Related Transactions	38

Item 13.	Exhibits and Reports on Form 8-K	42

Item 14.	Principal Accountant Fees and Services	43

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

We have incurred aggregate net losses of approximately $17.2 million during the period from our inception on January 3, 1994, to December 31, 2004. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2004 we incurred a foreign exchange loss of $13,674. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

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

Revenue from operations for the year ended December 31, 2004 was $749,969 (December 31, 2003 - $213,584). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the significant accounting policies note to our consolidated financial statements.

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

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2004, our trade accounts receivable balance was $84,643. Subsequent to December 31, all but $8,560 of this balance was received in full. In addition, we have received $31,500 for products and services billed in 2005. We also received proceeds of $287,000 on the private placement of 717,500 shares and 358,750 share purchase warrants. Our accounts receivable as at March 24, 2005 is approximately $65,000 and our cash position is approximately $660,000 inclusive of subscriptions received of $600,000 pertaining to the private placement of 1,875,000 units at $0.80 per unit approved by the Board of Directors on March 10, 2005.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

•	As at March 24, 2005, we have 23 employees and our salary costs are approximately $125,000 per month.

•

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

Private Placement

At a meeting held March 10, 2005, the Board of Directors approved the private placement of up to 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. It is anticipated that the private placement will close on or about March 31, 2005. In conjunction with this private placement, we will pay up to 10% in finders’ fees in cash and/or units.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004, in conformity with US generally accepted accounting principles.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and convertible debentures. The fair value of these financial instruments approximate their carrying values due to their relative short term to maturity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report, being December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

Except where otherwise indicated, all of the transactions set out below were carried on at terms and conditions comparable to those offered to arms length parties.

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

Signature	Title	Date

/s/ Owen L.J. Jones	Chief Executive Officer,	November 4, 2005
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	November 4, 2005
Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	November 4, 2005
Edward A. White	Director
(Principal Financial and Accounting
Officer)