Form 10QSB
period 2005-09-30
BRAINTECH INC
filed 2005-11-18
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,353,689 Common shares, par value $0.001, as at November 17, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 30

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

Page #

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis	16

Item 3. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Securities Holders	29

Item 5. Other Information	30

Item 6. Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at September 30, 2005 (unaudited) and December 31, 2004;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and 2005;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the nine months ended September 30, 2005;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2005; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2004 and 2005.

Condensed Consolidated Financial Statements of
(Expressed in United States dollars)

BRAINTECH, INC.

Nine months ended September 30, 2005 and 2004
Three months ended September 30, 2005 and 2004
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$142,383	$196,012
Accounts receivable	331,476	84,643
Inventory	19,877	6,569
Prepaid expenses	61,712	53,550
	555,448	340,774

Fixed assets	48,866	60,638

	$604,314	$401,412

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$52,922	$123,210
Accrued liabilities	187,370	222,600
Deferred leasehold inducements (note 3)	52,550	64,226
Deferred revenue	88,163	35,133
Convertible debentures (note 4)	1,658,964	-
	2,039,969	445,169
Non-current liabilities:
Convertible debentures (note 4)	-	982,895

Total liabilities	2,039,969	1,428,064

Stockholders’ deficiency:
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 22,845,989 shares	22,846	20,294

Additional paid-in capital	17,893,035	16,299,521
Accumulated deficit	(19,351,536)	(17,346,467)
	(1,435,655)	(1,026,652)

	$604,314	$401,412

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004

Sales	$904,981	$703,769	$262,112	$399,498
Cost of sales	47,492	75,130	18,570	56,489

Gross margin	857,489	628,639	243,542	343,009

Operating expenses:
Research and development	442,979	377,022	157,526	130,442
Selling, general and administration	1,708,036	1,269,603	607,394	441,279
Software license settlement	-	103,883	-	-
	2,151,015	1,750,508	764,920	571,721

Operating loss	(1,293,526)	(1,121,869)	(521,378)	(228,712)

Non-operating:
Interest income	4	46	-	26
Interest on convertible
debentures (note 4)	(122,431)	(114,633)	(41,083)	(42,574)
Accretion of convertible
debentures (note 4)	(580,446)	(643,818)	(189,550)	(249,184)
Fair value of warrants issued on
conversion of debentures (note 4)	(8,670)	(63,062)	-	(20,892)
	(711,543)	(821,467)	(230,633)	(312,624)

Loss for the period	$(2,005,069)	$(1,943,336)	(752,011)	$(541,336)

Loss per share information:
Basic and diluted	$(0.09)	$(0.11)	(0.03)	$(0.03)

Weighted average number of
Common shares outstanding	21,654,019	18,317,743	22,545,989	18,637,861

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	deficiency

Balance, December 31, 2004	20,294,257	$20,294	$16,299,521	$(17,346,467)	$(1,026,652)

Common stock transactions:
(net of share issue costs)
Shares issued for cash	2,351,250	2,352	1,591,648	-	1,594,000
Shares issued for cash on exercise
of employee stock options	25,000	25	4,975	-	5,000
Shares issued on conversion of
convertible debentures	107,232	107	26,701	-	26,808
Shares issued for finders’ fees	68,250	68	(68)	-	-
Cash paid for finders’ fees	-	-	(53,000)	-	(53,000)
Fair value of warrants issued on
conversion of debentures	-	-	8,670	-	8,670
Fair value of stock options granted
to a contractor			14,588		14,588
Loss for the period	-	-	-	(2,005,069)	(2,005,069)
Balance, September 30, 2005	22,845,989	$22,846	$17,893,035	$(19,351,536)	$(1,435,655)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended September 30
	2005	2004

Cash flows from operations:
Loss for the period	$(2,005,069)	$(1,943,336)
Items not involving cash:
Amortization	18,179	21,172
Shares issued for services rendered	-	48,000
Compensatory benefit of warrants issued to contractors	-	33,038
Compensatory benefit of stock options issued to contractors	14,588	-
Accretion of convertible debentures	580,446	643,818
Fair value of warrants issued on conversion of debentures	8,670	63,062
Changes in non-cash operating working capital:
Accounts receivable	(246,833)	(150,478)
Inventory	(13,308)	14,865
Prepaid expenses	(8,162)	(27,418)
Accounts payable and accrued liabilities	(105,518)	46,837
Accrued interest on convertible debentures	122,431	114,633
Deferred leasehold inducements	(11,676)	15,459
Deferred revenue	53,030	30,866
Net cash used in operating activities	(1,593,222)	(1,089,482)

Cash flows from investments:
Purchase of fixed assets	(6,407)	(25,173)
Net cash used in investing activities	(6,407)	(25,173)

Cash flows from financing:
Convertible debentures issued	-	525,000
Debenture issue costs	-	(1,408)
Common shares issued, net of issue costs	1,546,000	13,100
Net cash provided by financing activities	1,546,000	536,692

Decrease in cash and cash equivalents	(53,629)	(577,963)

Cash and cash equivalents, beginning of period	196,012	741,474

Cash and cash equivalents, end of period	$142,383	$163,511

Supplemental information:
Non-cash financing and investing activities:
Shares and warrants issued on conversion of
convertible debentures	$35,478	$258,060

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the nine months ended September 30, 2005, 86% of sales revenue (2004 – 79%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and the equity financing discussed in note 8(e) will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. To continue as a going concern, the Company will either have to raise additional capital or increase sales revenue. There can be no assurance that the Company can or will obtain sufficient funds from operations or that the financing discussed in note 8(e) will close as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Nine months ended September 30, 2005 and 2004

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

			Nine Months Ended September 30,
			2005	2004
		Net loss for the period, as reported	$(2,005,069)	$(1,943,336)
		Stock-based employee compensation if fair-value
		based method applied	(394,116)	(221,851)
		Pro forma net loss as if fair-value method had been applied	$(2,399,185)	$(2,165,187)
		Basic and diluted loss per share:
		As reported	$(0.09)	$(0.11)
Pro forma	$(0.11)	$(0.12)

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

2.	Basis of presentation (continued)
	(d)	Stock-based compensation (continued):
		The weighted average fair value of stock options granted during the nine months ended September 30, 2005 was $0.48 per option (2004 - $0.42 per option).

The fair value for the options granted during the nine-month period ended September 30, 2005 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0% (2004 – 0%), expected volatility 177% (2004 – 248%), risk-free interest rate 3.41% (2004 – 2.12%), and an expected term of 2 years (2004 – 2 years).

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

The number of shares used to calculate loss per share for the three and nine month periods ended September 30, 2005 and 2004 was reduced by 300,000 shares in each period for shares issued and held by the Company.

3.	Deferred leasehold inducements:

			Nine Months Ended September 30,
			2005	2004
		Balance, beginning of period	$64,226	$49,629
		Leasehold inducements received during the period	-	25,410
		Amortization	(12,927)	(11,447)
		Gain on foreign exchange	1,251	1,496
		Balance, end of period	$52,550	$65,088

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To date, $212,500 of principal and $9,306 of accrued interest has been converted into 887,224 common shares and 443,612 share purchase warrants. Accordingly, the Company has expensed $71,732 as the fair value of the warrants issued.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

4.	Convertible debentures (continued):

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures are being accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2005 has been calculated as follows:

	Face value of convertible debentures issued (cash received)		$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
	Accretion of convertible debentures		1,572,165
	Accrued interest payable		308,600
	Conversion of debentures		(221,806)
	Convertible debentures at September 30, 2005		$1,658,964

5.	Stock options:
	A summary of the Company’s stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2004	2,522,000	$0.55
	Options granted	1,186,000	0.62
	Options exercised	(25,000)	0.20
	Options expired	(97,000)	0.57
	Options forfeited	(65,000)	0.66

	Balance, September 30, 2005	3,521,000	$0.58
	Of those outstanding at September 30, 2005, 2,481,000 are exercisable (December 31, 2004 – 1,867,000), having a weighted average exercise price of $0.58 (2004 - $0.56).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

6.	Share purchase warrants:

Between December 1, 2004 and March 4, 2005, in conjunction with private placements the Company issued 358,750 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share. In conjunction with this private placement, the Company issued 15,750 common shares and 7,875 common share purchase warrants as a finder’s fee. Each of these common share purchase warrants entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share.

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

	A summary of the Company’s share purchase warrant activity is as follows:

				Weighted
			Weighted	average remaining
		Number	average	contractual life
		of shares	exercise price	(years)

	Balance, December 31, 2004	5,226,470	$0.38	1.89
	Warrants granted
	Debenture conversion	53,616	$0.25	4.50
	Private placement	1,175,625	$0.85	4.50
	Finders’ fee – private placements	7,875	$0.50	4.25
	Warrants exercised	-
	Warrants expired	-

	Balance, September 30, 2005	6,463,586	$0.46	2.35
	Of the warrants outstanding at September 30, 2005, 2,951,324 were held by the Company’s Chief Executive Officer (September 30, 2004 – 2,941,324).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

7.	Commitments:
	Annual operating lease commitments are as follows:
	Period ending December 31:
		2005	$46,400
		2006	185,603
		2007	183,116
		2008	121,525
			$536,644

8.	Subsequent events:
	(a)	Conversion of convertible debentures:

At the request of a convertible debenture holder, on October 4, 2005, the Company converted $25,000 of principal and $2,806 of accrued interest into 111,224 units at the rate of $0.25 per unit. Each unit consisted of one share of common stock and one-half share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for a period of five years from the date of issue of the warrant. The fair value of the warrants will be assigned and recognized as an expense in the fourth quarter of 2005.

	(b)	Warrants exercised:
		On October 4, 2005 156,476 share purchase warrants were exercised at $0.25 per share generating $39,119.
	(c)	Issuance of shares for services
		On October 5, 2005, 100,000 common shares were issued for services rendered and on October 12, 2005 110,000 common shares were issued for services rendered.
	(d)	Exercise of employee stock options
		On October 17, 2005, 30,000 common shares were issued on the exercise of employee stock options at an exercise price of $0.20 per share.
	(e)	Private placement

On October 5, 2005 the directors approved a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offers 6,000,000 units at $0.50 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two (2) years at US$0.60 per share.

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

In 2000, we commenced the development of eVisionFactory ("eVF"), a software environment whose main components are: e - Real-Time Internet Support, V - Vision Science & Engineering, and F - Application Development & Operation. eVF combines vision technology, systems engineering, and Internet-based service and support system. Early in 2002 we completed a commercial version of eVF that did not include our Internet based service and support system. We included eVF software with all of the systems that we have delivered since the commercial version was completed.

In the 2nd quarter of 2001, at the request of Ford Motor Company, we completed the development of a 3D single camera (“SC3D”) vision guidance system for robots used in automotive manufacturing systems. The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm or stationary position to determine the position and orientation of an object of interest. That information is used to guide the robot to operate on or manipulate the object.

Effective February 1, 2004, we entered into an Exclusive Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products to develop and market vision guided robotic systems to ABB’s North American automotive customers. Early successes as a result of the Channel Partner Agreement convinced ABB to create a marketing strategy centred on a brand called TrueView™. TrueView™ Vision Guided Robotics systems fully integrate SC3D vision guidance technology and the eVF software platform.

As a result of achieving market acceptance for TrueView™ through 2004, the two companies initiated a significant sales program that started in January 2005. Accordingly in January 2005, the February 1, 2004 agreement was amended to allow ABB to market TrueView™, exclusively powered by our technology, to the countries of the European Economic Union and to sub-license TrueView™ to their business partners on a worldwide basis.

In addition to supplying vision guided robotic systems to ABB, we have provided them with eVF upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in the design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our amended Exclusive Channel Partner Agreement.

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

On November 4, 2004, Marubeni agreed to remove the exclusivity clauses on the condition that we repurchase from Marubeni one of the eVF development licenses and one of the run-time licenses for $20,000. The June 24, 2002 agreement with Marubeni was for a period of three years and in accordance with the terms of the agreement, we gave notice to Marubeni and the agreement terminated on June 24, 2005.

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

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to September 30, 2005, in the amount of $2,575,528.

We have incurred aggregate net losses of approximately $19.4 million during the period from our inception on January 3, 1994, to September 30, 2005. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Our strategic operating priorities for fiscal 2005 include the following:

Our first and major priority for 2005 is to significantly grow our revenue so that we may eventually reduce our reliance on equity financing to fund our operations. We intend to achieve this revenue growth on several fronts as follows:

We intend to assist ABB with their TrueView™ marketing and sales program to expand their sales in North America, Europe and Asia. We intend to expand the product line of eVF application solutions for ABB’s automotive customers. The eVF application solutions developed for ABB now center on rigid part handling in power train applications. We intend to expand our product line beyond power train into body panel handling, adhesive application and inspection, and real time visual tracking. It is our plan to eventually develop applications for each of the automotive business units within ABB. In doing so, we will be able to utilize the sales personnel attached to each of these divisions. We also intend to explore the possibility of developing eVF application solutions for ABB’s channel partners in non-manufacturing industries.

We also intend to expand our revenue sources outside ABB and the automotive industry. We are pursuing opportunities with the United States Government and are intending to develop a version of eVF suitable for sale to the research and educational markets, both private and public.

During the second quarter of 2005, we started to achieve our priority of growing revenues. During the second and third quarters of 2005, we invoiced approximately $865,000 and, in accordance with the software revenue recognition rules, we recorded approximately $800,000 in revenues. These numbers far exceed any quarterly results since inception. We recognize that our revenue streams are still quite variable and, in the near term, these significant increases may not be repeatable. However, we have already received purchase orders for installations during the fourth quarter of 2005 and the first quarter of 2006 in the amount of approximately $500,000. Included in these purchase orders are purchase orders from ABB for VGR installations in Japan.

Our provision of vision guidance software for Nuclear Waste Handling systems for the Idaho National Laboratory and the receipt of a purchase order for the supply of a 3D vision guided solution for the US Government’s new Joint Strike Fighter demonstrates our successful pursuit of United States Government contracts.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the nine months ended September 30, 2005 we incurred a foreign exchange loss of $10,519. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2004 and the nine months ended September 30, 2005 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2005 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at September 30, 2005 approximate their carrying values.

To September 30, 2005, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Nine-month period ended September 30, 2005 compared with the nine-month period ended September 30, 2004.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the nine-month period ended September 30, 2005 was 1.21720. For the nine-month period ended September 30, 2004 the weighted average exchange was 1.33209. The change in our operating expenses (net of software license settlement) illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $504,390 from $1,646,625 for the nine-month period ended September 30, 2004 to $2,151,015 for the nine-month period ended September 30, 2005. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $330,625. The foreign exchange adjustment accounted for an increase of $173,765 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Sales revenue from operations for the nine-month period ended September 30, 2005 was $904,981 (September 30, 2004 - $703,769). The amount of our sales revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. Additional details on how we apply SOP 97-2 is provided above.

Sales revenue for the nine-month period ended September 30, 2005 included approximately $685,100 for 36 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $62,000 previously recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $34,500 for eVF license sales, approximately $11,200 for commissioning, and approximately $27,900 for training and other services.

Cost of sales revenue for the nine-month period ended September 30, 2005 was $47,492 or approximately 5.2%.

Sales revenue for the nine-month period ended September 30, 2004 was $703,769, including approximately $549,000 for 21 vision systems delivered to ABB and an independent integrator for installation in engine assembly plants, approximately $44,000 previously recorded as deferred revenue and now recognized as revenue, approximately $20,000 for engineering services, approximately $74,600 for commissioning, and approximately $16,200 for training and other services.

Cost of sales revenue for the nine-month period ended September 30, 2004 was $75,130 or approximately 10.7%.

Reported research and development expenses increased $65,957 from $377,022 for the nine-month period ended September 30, 2004 to $442,979 for the nine-month period ended September 30, 2005. The foreign exchange differential accounted for an increase of approximately $35,800 indicating that actual research and development activity increased by approximately $30,200. The increase is accounted for by an increase in wage and benefit costs.

Reported selling, general, and administrative expenses increased $438,433 from $1,269,603 for the nine-month period ended September 30, 2004 to $1,708,036 for the nine-month period ended September 30, 2005. The foreign exchange differential accounted for an increase of approximately $138,000 indicating an actual increase in activity of approximately $300,400. The principal factors contributing to the increase were as follows:

•

Actual general and administrative salaries increased approximately $27,500 from $670,500 to $698,000. The foreign exchange differential accounted for an increase of approximately $61,300 resulting in a net reported increase of approximately $88,800. The actual increase resulted from minor salary increases, the increase of our staff by two employees.

•

Actual amortization expenses decreased approximately $4,500 from $21,200 to $16,700 principally as a result of the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $1,500 resulting in a net reported decrease of approximately $3,000.

•

Actual legal expenses increased approximately $48,600 from $49,000 to $97,600 principally as a result of preparation of a registration statement for filing under the Securities Act of 1933, a general increase in corporate activities and a significant increase in patent application and registration expenses. The foreign exchange differential accounted for an increase of approximately $8,600 resulting in a net reported increase of approximately $57,200.

•

Actual accounting expenses increased approximately $66,900 from $32,900 to $99,800. The foreign exchange differential accounted for an increase of approximately $8,800 resulting in a net reported increase of approximately $75,700. The increase related to corporate income tax compliance expenses, an increase in fees relating audit of the December 31, 2004 financial statements, fees related to the preparation of a registration statement under the Securities Act of 1933, and fees relating to communications with the SEC.

•

Actual travel and marketing expenditures increased approximately $179,900 from approximately $198,700 to approximately $378,600. The foreign exchange differential accounted for an increase of approximately $33,300 resulting in a net reported increase of approximately $213,200. The individual components of the actual increase are as follows: trade shows decreased from $38,200 to $35,000, investor relations increased from $110,000 to $189,100, travel increased from $13,800 to $39,100, and marketing materials increased from $5,400 to $78,100. The increase in investor relations relates mainly to the engagement of Baldacci Communication, LLC for the provision of investor relations and market communications services.

•

Actual rent and premises cost increased $2,800 from $139,900 to $142,700. The foreign exchange differential accounted for an increase of approximately $12,500 resulting in a net reported increase of approximately $15,300.

Three-month period ended September 30, 2005 compared with the three-month period ended September 30, 2004.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended September 30, 2005 was 1.20873. For the three-month period ended September 30, 2004 the weighted average exchange was 1.29390. We reported an increase in operating expenses of $193,199 from $571,721 for the three-month period ended September 30, 2004 to $764,920 for the three-month period ended September 30, 2005. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $140,000. The foreign exchange adjustment accounted for an increase of $53,200 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Sales revenue from operations for the three-month period ended September 30, 2005 was $262,112 (September 30, 2004 - $399,498).

Sales revenue for the three-month period ended September 30, 2005 included approximately $214,300 for 13 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $24,200 previously recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $10,100 for commissioning, and approximately $13,500 for training and other services.

Cost of sales revenue for the three-month period ended September 30, 2005 was $18,570 or approximately 7.1%.

Sales revenue for the three-month period ended September 30, 2004 was $399,498, including approximately $315,400 for 13 vision systems delivered to ABB and an independent integrator for installation in engine assembly plants, approximately $21,700 previously recorded as deferred revenue and now recognized as revenue, approximately $52,200 for commissioning, and approximately $10,200 for training and other services.

Cost of sales revenue for the three-month period ended September 31, 2004 was $56,498 or approximately 14.1%.

Reported research and development expenses increased $27,084 from $130,442 for the three-month period ended September 30, 2004 to $157,526 for the three-month period ended September 30, 2005. The foreign exchange differential accounted for an increase of approximately $11,000 indicating that actual research and development activity increased by approximately $16,100. The increase is accounted for by an increase in wage and benefit costs and the hiring of one additional vision scientist.

Reported selling, general, and administrative expenses increased $166,115 from $441,279 for the three-month period ended September 30, 2004 to $607,394 for the three-month period ended September 30, 2005. The foreign exchange differential accounted for an increase of approximately $42,300 indicating an actual increase in activity of approximately $123,800. The principal factors contributing to the increase were as follows:

•

Actual general and administrative salaries increased approximately $7,500 from $212,700 to $220,200. The foreign exchange differential accounted for an increase of approximately $16,500 resulting in a net reported increase of approximately $24,000. The actual increase resulted from minor salary increases and the increase of our staff by one employee.

•	Actual amortization expenses increased approximately $300 from $5,500 to $5,800 principally as a result computer hardware purchases and offset by the diminishing value of our fixed assets and the full amortization of certain fixed assets. The foreign exchange differential accounted for an increase of approximately $400 resulting in a net reported increase of approximately $700.

•

Actual legal expenses increased approximately $38,100 from $15,700 to $53,800 principally as a result of preparation of a registration statement for filing under the Securities Act of 1933, a general increase in corporate activities and a significant increase in patent application and registration expenses. The foreign exchange differential accounted for an increase of approximately $4,000 resulting in a net reported increase of approximately $42,100.

•

Actual accounting expenses increased approximately $27,300 from $8,300 to $35,600. The foreign exchange differential accounted for an increase of approximately $2,700 resulting in a net reported increase of approximately $30,000. The increase related to corporate income tax compliance expenses, fees related to the preparation of a registration statement for filing under the Securities Act of 1933, and fees relating to communications with the SEC.

•

Actual travel and marketing expenditures increased approximately $50,500 from approximately $97,700 to approximately $148,200. The foreign exchange differential accounted for an increase of approximately $11,100 resulting in a net reported increase of approximately $61,600. The individual components of the actual increase are as follows: trade shows increased from $3,400 to $35,400, investor relations decreased from $75,300 to $53,500, travel increased from $5,200 to $8,300, and marketing materials increased from $nil to $36,800. The decrease in investor relations relates mainly to the termination of the Baldacci Communication, LLC investor relations program in 2005 and the engagement of Elite Financial Communications in 2004.

•

Actual rent and premises cost decreased $1,400 from $49,200 to $47,800. The foreign exchange differential accounted for an increase of approximately $3,600 resulting in a net reported increase of approximately $2,200.

Liquidity and Capital Resources

Working Capital and Operations

Our accounts receivable as of November 17, 2005 is approximately $500,000 and our cash position is approximately $50,000. In addition, we have outstanding purchase orders totalling approximately $360,000 and expect that the majority of these purchase orders will be completed in the fourth quarter of 2005 and the first quarter of 2006.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

- As at November 17, 2005, we have 21 employees and our salary costs are approximately $125,000 per month.

- For the first nine months of 2005, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $100,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

- We do not expect to incur significant capital expenditures during the remainder of 2005 unless they result from an increase in our level of operation.

On October 5, 2005 the directors approved a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offers 6,000,000 units at $0.50 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two (2) years at US$0.60 per share. It is expected that this private placement will close by November 30, 2005.

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and the equity financing discussed above will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. To continue as a going concern, the Company will either have to raise additional capital or increase sales revenue. There can be no assurance that the Company can or will obtain sufficient funds from operations or that the financing discussed above will close as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. In the past twenty four months we have obtained financing as follows:

Convertible Debentures

On September 25, 2003, we executed a funding term sheet whereby investors agreed to provide up to $2,250,000 in exchange for convertible debentures. A general security agreement covering all of our real, personal and intangible property is pledged as security for the debentures. The debentures mature on August 25, 2006 and bear interest at eight percent (8%) per annum. All convertible debentures rank pari passu with all other convertible debentures issued pursuant to the term sheet. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share. The debentures may be redeemed by repayment of all outstanding principal and accrued interest at any time on 21 days notice. The debenture holders have a first right to convert all or any portion of the principal and accrued interest into units prior to redemption. We may at our discretion require the debenture holders to convert the outstanding principal and accrued interest into units if the closing trading price of our shares on the OTCBB or other principal trading market is $1.00 or greater for any 30 consecutive trading days after the shares issuable pursuant to conversion of the debentures are registered under the Securities Act of 1933.

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

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2005 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion of convertible debentures	1,572,164
Accrued interest payable	308,600

Conversion of debentures	(221,805)
Convertible debentures at September 30, 2005	$1,658,964

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To September 30, 2005, $212,500 of principal and $9,305 of accrued interest has been converted into 887,224 common shares and 443,612 share purchase warrants. Accordingly, we have expensed $71,732 as the fair value of the warrants issued.

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

Employee Stock Options

The exercise of 130,000 employee stock options has generated $27,700 from January 1, 2004 to November 17, 2005.

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

Because we have earned revenue of only $2,575,528 from inception to September 30, 2005, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses.

We have sufficient cash to pay ongoing operating expenses, at their current level, to approximately November 30, 2005. To continue operation beyond that we will have to raise additional capital, collect our outstanding accounts receivable and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

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

Because our Exclusive Channel Partner Agreement with ABB has only been entered into recently, we have no assurance that it will lead to additional sales.

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

Together we have been awarded contracts for 90 vision guided robotic systems to date.

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

Because we have generated revenue of only $2,575,528 from inception to September 30, 2005, and our business has not been profitable with accumulated losses of $19,351,536 from inception to September 30, 2005, we may not be able to raise the additional capital we need.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2005, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

At the Board of Director’s meeting held immediately after our annual general meeting of shareholders on June 15, 2005, the Board determined that it would not populate the various committees until additional Board of Director members could be appointed. As a consequence, the Form 10-QSB and related Financial Statements for the quarterly period ended June 30, 2005 were not reviewed by an Audit Committee. However, at the Board of Directors meeting held August 10, 2005 the Board unanimously approved the Form 10-QSB and related Financial Statements for issuance. By consent resolution dated August 24, 2005, the Board of Directors appointed Mr. Drew Miller and Mr. Richard Torre as directors of the Company and at a Directors’ meeting held October 5, 2005 it was resolved that the Committees of the Board be as follows:

Audit Committee
Drew Miller (Chair)
James Speros

Compensation Committee
James Speros (Chair)
Drew Miller
Richard Torre

Governance Committee
Richard Torre (Chair)
Drew Miller

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

Signature	Title	Date

/s/ Owen L.J. Jones	Chief Executive Officer,	November 17, 2005
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	November 17, 2005
Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	November 17, 2005
Edward A. White	Director
(Principal Financial and Accounting
Officer)