Form 10KSB
period 2005-12-31
BRAINTECH INC
filed 2006-03-31
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended                     December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                            to

Commission file number

BRAINTECH, INC.
(Name of small business issuer in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#102 – 930 West 1st Street North Vancouver, BC Canada	V7P 3N4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (604) 988-6440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]          No ☒

State issuer's revenues for the most recent fiscal year: $1,203,170

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  As at March 27, 2006: $6,633,556.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,487,237 common shares, par value $0.001, as at March 29, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒

Braintech, Inc.

Form 10-KSB

TABLE OF CONTENTS

Page

PART I

Risk Factors	13

Item 1.	Description of Business	4

Item 2.	Description of Property	17

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	17

Item 6.	Management's Discussion and Analysis	19

Item 7.	Financial Statements	28

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	58

Item 8A.	Controls and Procedures	58

Item 8B.	Other Information	58

PART III

Item 9.	Directors, Executive Officers, Promoters, and
Control Persons		58

Item 10.	Executive Compensation	62

Item 11.	Security Ownership of Certain Beneficial Owners and Management
And Related Stockholder Matters	64

Item 12.	Certain Relationships and Related Transactions	66

Item 13.	Exhibits and Reports on Form 8-K	69

Item 14.	Principal Accountant Fees and Services	71

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading “Risk Factors”. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Except where specified otherwise, our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars (“Cdn$”). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.83, being the average exchange rate during the year ended December 31, 2005.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Our company was incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990. On February 19, 1993, we changed our name to Offshore Reliance Ltd. Then, on April 20, 1993, we changed our name to Cozy Financial Corporation. On January 3, 1994, we changed our name to Braintech, Inc.

Our principal executive offices are located at Unit 102-930 West 1st Street, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet site is found at www.braintech.com.

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

In March 2000, we entered into a strategic alliance with ABB Inc. ("ABB"). ABB is a major supplier of industrial robots and manufacturing automation systems. Based in Europe, ABB employs over 165,000 people in more than 100 countries. Under the alliance agreement, we agreed to cooperate with ABB in identifying, developing, and pursuing business opportunities that combine the expertise and technology of the two companies. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry.

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

In the 2nd quarter of 2001, at the request of Ford Motor Company and in conjunction with ABB, we completed the development of a 3D single camera (“SC3D”) vision guidance system for robots used in automotive manufacturing systems. The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm or stationary position to determine the position and orientation of an object of interest. That information is used to guide the robot to operate on or manipulate the object.

Effective February 1, 2004, we entered into an Exclusive Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products to develop and market vision guided robotic systems to ABB’s North American automotive customers. Early successes as a result of the Channel Partner Agreement convinced ABB to create a marketing strategy centered on a brand called TrueView™. TrueView™ Vision Guided Robotics systems fully integrate SC3D vision guidance technology and the eVF software platform.

As a result of achieving market acceptance for TrueView™ through 2004, the two companies initiated a significant sales program that started in January 2005. Accordingly in January 2005, the February 1, 2004 agreement was expanded to allow ABB to market TrueView™, exclusively powered by our technology, to the countries of the European Economic Union and to sub-license TrueView™ to their business partners on a worldwide basis.

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

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which, we and Marubeni have agreed to cooperate in developing and marketing vision systems for industrial applications including vision guided robots in Japanese and Asian markets. During the 1st half of 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement on June 24, 2002. The agreement, which covers Southeast Asia and Australia, provided for mutual exclusivity, whereby Marubeni was granted an exclusive license to manufacture and distribute our Vision Guided Robotic systems and Marubeni agreed that it would not deal with any competitive technology or products. In March 2002, Marubeni placed an order for two eVF development licenses and these licenses were delivered upon completion of the Marketing and Development Agreement. In December 2002, Marubeni placed an order for two run-time licenses and those licenses were delivered in March 2003.

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

We have not at any time been able to generate sufficient revenue from sales of our services or products to sustain ongoing operations, and other than our agreement with ABB, we do not have an established distribution channels for our services or products. In order to continue as a going concern, we will have to begin generating significant sales revenue.

From inception on January 3, 1994 to December 31, 2005, we have generated total revenues of only $2,873,717 and as of December 31, 2005, we have incurred an aggregate deficit of $20,062,475 during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

Principal Products and Services

Our business consists of the development, supply and support of machine vision guidance systems for robots used in the automotive manufacturing industry. The field of vision guided robotics requires our vision systems to incorporate advanced robotic engineering and programming know-how for optimal integration with the robotic systems.

Our products and services are suitable for both product inspection and location analysis applications, and the projects we have completed have involved both applications. The vision guided robotic systems we have sold to date are used mainly in the manufacture of automotive parts, but we believe that we are capable of developing systems that can be applied in a large number of industrial sectors.

We develop vision guided robotic systems based on our customers’ particular needs. Solutions that we have delivered range from single and multi-camera 2D systems to single and multi-camera 3D systems.

eVisionFactory™

Our principal product is eVisionFactory (eVF™). eVF is a comprehensive software environment used in the design, development, operation, and support of vision guided robotic systems. We use the eVF environment and its array of comprehensive components to develop the custom vision guided robotic systems that we sell for use in industrial automation situations. We have also developed comprehensive training procedures that allow other users, such as integrators and channel partners, to develop customized vision guided robotic systems. eVF consists of two principal elements, a development environment and an Internet based service and support system (CoBuss™). The Internet based service and support system is still in the development stage and will be released separately.

eVisionFactory - Development Environment

The eVisionFactory software environment is designed to facilitate the expeditious and economical development of custom vision guided robotic systems. eVisionFactory stores and manipulates libraries of routines to perform the various functions that can be included within a vision guided robotic system. eVisionFactory includes standardized interfaces to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. eVisionFactory permits the operator to "drag and drop" individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized eVisionFactory interface. eVisionFactory thus eliminates the need to write specialized computer code to link individual routines.

eVisionFactory is installed on a user’s computer system as part of a completed vision guided robotic system. After installation, the system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVisionFactory will permit users to make minor modifications directly. We supply major modifications or upgrades at an extra charge.

eVisionFactory also includes maintenance and support features which monitor the performance of a vision guidance system to detect errors, and to notify the operator when an error has been detected.

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

Since its initial development in 2002 we have continued to add functionality to eVF by developing additional components as follows:

Single Camera 3 D (SC3D): Our principal vision guidance robotic technology is SC3D. We developed our SC3D technology in response to a major automaker’s request for a robust 3D robot guidance system for automotive part handling applications. A CCD (Coupled Charged Devise) camera is integrated into the robot gripper. The robot moves to position the camera near the part to be handled by the robot. A single image of the part is captured and the SC3D technology performs its analysis. The SC3D system determines the position of the part in 3D space, ie. its position on the on x, y, z axis and its orientation (roll, pitch, and yaw angles). These values are transmitted to the robot controller via Ethernet. The robot uses this information to adjust the position of its gripper to match the 3D coordinates of the part and proceeds to intercept, grasp and manipulate the part as required by the particular task at hand. The complete process takes less than one second. In extreme cases, where the part is heavily tilted to one side, the vision guidance system can perform two measurements (coarse and then fine) to achieve higher accuracy and reliability. The vision guidance system makes this decision automatically. The SC3D vision system can keep track of multiple part models and multiple part features so that the user can re-configure the vision system for use with different parts. Applications for SC3D include robot-handling applications involving precisely manufactured parts such as engine heads and manifolds. The system provides the necessary accuracy for robots transferring parts to conveyors or placing parts precisely in a fixture. The system is not suitable for flexible parts where dimensions vary significantly such as plastic blow-moulded products.

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

AccuTest: AccuTest allows operators to rapidly and accurately validate the robustness and reliability of a vision guided robotic system before and during field deployment.

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

SCTrac (Single Camera Tracking): SCTrac uses one or more cameras to image a given part in real time and provides an industrial robot with a continuous stream of data about where the part is, how fast and in what direction it is moving. SCTrac makes it possible for robots to work on parts while in motion, significantly improving production throughput. Other applications of the technology include dynamic materials handling, assembly or measurement where the objects of interest are in motion during the robotic process.

Industry Background

The growth of the machine vision industry is dictated, on the one hand, by the technical difficulty of achieving accurate "computerized vision", and on the other hand, by the vast theoretical scope of the potential applications. The principal technical difficulties include the problems of compensating for background interference that masks or distorts objects, separating objects from their backgrounds, determining how much "similarity" must exist before two visual patterns are considered to represent the same object, and comparing physical objects which are only approximately "similar" in the first place.

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

Acquisition and Digitization Module: The acquisition and digitization module receives input such as the signal from a video monitor, and creates a digitized version of that input.

Pre-processing Module: The pre-processing module receives digitized output from the acquisition and digitization module and performs certain operations and modifications on the digital data to facilitate pattern recognition. The pre-processing module performs the following principal functions:

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

Training and Matching Module: The training and matching module performs two essential functions.

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

Control and Feedback Modules: The control and feedback module controls input to, and output from, the system. The control and feedback module determines the extent to which the system is being trained and also permits direct operator participation in certain steps of the process, such as the identification of candidate objects or new objects. When a physical signature does not match any of the signatures stored in memory, the control and feedback module can also initiate procedures to create a "new" signature in memory, to be used to identify the "new" object in the future.

Competitive Position -Vision Guided Robotic Systems

Vision guided robotics is an emerging industry and as such, no statistics are available to determine the size or composition of the overall market. Many of our potential competitors are substantially larger than we are and earn substantially greater revenue. We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the machine vision market have the capability to develop the kind of vision guidance systems we develop. However, we also believe that:

•	eVisionFactory will enable us to develop vision guided robotic systems quickly and efficiently;
•	through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients; and
•	our patent regarding the Method and Apparatus for Single Camera 3D Vision Guided Robotics will provide us with a sustainable competitive advantage.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

Research and Development

During the year ended December 31, 2005, we incurred research and development expense of $588,103, and during the year ended December 31, 2004, we incurred research and development expense of $503,145. Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2006, our own employees will do substantially all of our research and development work.

Intellectual Property

We believe that the software and related technical data which we have developed constitute intellectual property belonging to us. The software and technical data over which we assert intellectual property rights include principally the following:

•	software we have written in developing our single camera 3D robot guidance system;
•	software we have written and incorporated in eVisionFactory, including the software by which eVisionFactory links the various subroutines within its libraries;
•

software we have written in developing the components of eVisionFactory including AutoCal-3D, AutoTrain-3D, AccuTest, Xi2D (Single/Multi-Camera 2D), DD3D (Direct Depth 3D), IDM 2.5D (Inferential Depth Measurement), and SR3D (Surround Vision 3D);

•	software we have written and incorporated in the Internet based service and support system included in eVisionFactory;
•	software routines we have written from time to time in developing machine vision systems; and
•	software routine we have written from time to time in developing vision guided robotic systems.

In the United States Patent and Trademark Office, we have registered the trademarks “Braintech”, “BrainTron”, and “eVisionFactory”. We have also applied for registration of the trademarks “SC3D” and “eVF” with the United States Patent and Trademark Office. In the Canadian Trade-marks Office we have registered the trademarks “eVF”, “eVisionFactory”, and “SC3D”.

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. On June 2, 2005 we filed an application in the Japanese Patent Office. On November 9, 2004, the United States Patent Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On June 23, 2005 we filed an Amendment and Supplemental Information Disclosure Statement with the US Patent and Trademark Office regarding the Method And Apparatus For Single Image 3D Vision Guided Robotics.

On July 14, 2004 We filed an application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics. On July 14, 2005 we filed a Continuation in Part entitled Method And Apparatus For Machine-Vision which referenced the application regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics as the Parent Application.

Our ability to compete successfully will depend in part on our ability to protect our proprietary technology and information. Except for the U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics described above, our application in the United States Patent Office regarding the Method And Apparatus For Machine-Vision, and apart from the above trademarks and trade mark applications, we have not applied for registration of intellectual property rights in respect of any of our software (although certain forms of legal protection, such as copyright ownership, are available without registration). Although we attempt to prevent improper disclosure of our proprietary technology, we cannot assure that the measures we take will be adequate, or that competitors will not be able to develop similar technology independently. Further, we can not assure that claims allowed on any patent we obtain will be broad enough to protect our technology, that any patent applications will ultimately be successful, or that foreign intellectual property laws will protect our intellectual property. We may have to resort to litigation to enforce or determine the validity and scope of our proprietary rights. Litigation of this nature would likely be expensive, and its outcome uncertain.

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

Because we have had negative cash flows from operations from inception to December 31, 2005, if we are not able to obtain further financing we may become insolvent and investors could lose their entire investment.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses. We have sufficient cash and accounts receivable to pay ongoing operating expenses, at their current level, to approximately May 15, 2006. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The auditors’ report on our December 31, 2005 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have accumulated losses of $20,062,475 from inception to December 31, 2005, we may not be able to raise the additional capital we need.

We have accumulated losses of $20,062,475 from inception to December 31, 2005 and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to continue the development of our products, to pay the costs of marketing those products and to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, investors may decide that other companies are more attractive investments and choose not to invest in our company.

Several other factors may also hinder our efforts to raise capital. They include the following:

•	Our share price has been highly volatile during 2003, 2004 and 2005. The volatility of our share price may deter potential investors.
•	Many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.

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

Because we have no significant sales history and are substantially dependent on our Exclusive Channel Partner Agreement with ABB Inc. to generate future sales, our future is uncertain if our relationship with ABB fails or ABB is not successful in generating the amount of sales that we need.

We believe our channel partner agreement with ABB is our best prospect for generating sales revenue. We have no other established distribution channels or marketing arrangements. If ABB does not generate sales for us, either as a result of unsuccessful sales efforts or a breakdown of our business relationship, we may not ever become profitable and our business may fail.

We are currently dependent on one channel partner for the sale of our products and if our channel partner is unable to generate significant sales of our products, our revenues may not increase significantly and our business and revenues may suffer.

We plan to market our vision guided robotic technologies, software products, and Internet based support and service system through our channel partner agreement with ABB. A channel partner is a party who will purchase our product for resale to end users. Instead of selling and supporting the end user directly, we will utilize the channel partner to conduct the sales and support activities for our products. If ABB is unable to generate significant sales of our products, then we may not be able to significantly increase our revenues and our business, financial condition and results of operations would be materially and adversely affected.

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

On January 31, 2002, we filed an application in the Canadian Patent Office regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics and on May 24, 2002 we filed an identical application in the United States Patent Office. On January 31, 2003 we filed an International Application according to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries. On June 2, 2005 we filed an application in the Japanese Patent Office. On November 9, 2004, the United States Patent Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On June 23, 2005 we filed an Amendment and Supplemental Information Disclosure Statement with the US Patent and Trademark Office regarding the Method And Apparatus For Single Image 3D Vision Guided Robotics.

On July 14, 2004 We filed an application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics. On July 14, 2005 we filed a Continuation in Part entitled Method And Apparatus For Machine-Vision which referenced the application regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics as the Parent Application.

These are the only instances in which we have applied for patent protection of our intellectual property. Accordingly, we have limited legal means to prevent other companies from developing products that perform similar functions in a similar way.

We believe that the software code that we have written for eVisionFactory and each of our custom vision guidance systems is protected by copyright law. However, copyright law does not prevent other companies from developing their own software to perform the same functions as our products.

Because the market price of our common stock has been particularly volatile, purchasers of our common stock face a high degree of market risk.

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2005 the market price of our common stock has varied between $0.35 and $0.99. As we have not announced any material changes to our operations, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because a significant percentage of our issued shares has recently become free trading, and because of the size of anticipated share offerings, there is a risk of downward pressure on our stock price.

During 2004 and early 2005, we issued approximately 2.0 million shares in private placements and other transactions. Many of those shares are now eligible for re-sale under Rule 144 to the Securities Act of 1933. In addition, during 2003 and 2004 we issued $2,250,000 in convertible debentures bearing interest at 8% per annum. The debenture principal and accrued interest are convertible into units at $0.25 per unit, each unit consisting of one common share and one-half share purchase warrant. In conjunction with the convertible debentures, we issued 595,000 common shares and 297,500 share purchase warrants for finders’ fees. During the balance of 2005 and early 2006, we issued approximately 3 million shares in private placement and other transactions. We may register these shares for resale. The market price of our stock could drop significantly if the owners of these shares sell all or a large portion of the shares, or are perceived as intending to sell them.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our office premises are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada and consist of approximately 11,300 square feet. The term of the lease is five (5) years to August 31, 2008. The annual rent is approximately $189,000 per year, inclusive of operating costs. The lease agreement provides that a rental credit equal to six months minimum rent be applied to the first six months rent payable. For financial statement purposes the monthly rental credits are recorded as deferred leasehold inducements and applied over the term of the lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol “BRHI”.

The following table shows the high and low bid information for our common shares for the quarters indicated.

Quarter	High	Low	Close
	($)	($)	($)

2005
Fourth quarter	0.57	0.37	0.40
Third quarter	0.53	0.35	0.51
Second quarter	0.92	0.40	0.48
First quarter	0.94	0.42	0.82

2004
Fourth quarter	0.66	0.32	0.45
Third quarter	0.48	0.33	0.48
Second quarter	0.80	0.42	0.42
First quarter	0.78	0.36	0.70

The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at March 29 2006, we have 24,487,237 shares of common stock issued and outstanding held by approximately 520 stockholders of record. Information regarding the holdings of our directors, executive officers and certain other beneficial owners can be found beginning on page 58.

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

Overview

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to December 31, 2005, in the amount of $2,873,717.

We have incurred aggregate net losses of $20,062,475 during the period from our inception on January 3, 1994, to December 31, 2005. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Fiscal 2005 Priorities

At the beginning of fiscal 2005, we set strategic operating priorities for the ensuing year. These priorities and the results are as follows:

Our first and major priority for 2005 was to significantly grow our revenue through our Channel Partner Agreement with ABB so that we may eventually reduce our reliance on equity financing to fund our operations. During the second quarter of 2005, we started to achieve this priority. During the year ended December 31, 2005, we invoiced approximately $1,265,000 and, in accordance with the software revenue recognition rules, we recorded approximately $1,200,000 in revenues. Although not significant in terms of profitability, it is significant in terms of increase over previous years and as a percent of our total revenue generated from inception. We achieved this revenue growth on several fronts as follows:

We assisted ABB with their TrueView marketing and sales program which expanded their sales in North America and Japan. We expanded the product line of eVF application solutions for ABB’s automotive customers by developing body panel handling, adhesive application and inspection, and real time visual tracking. It is our plan to eventually develop application for each of the automotive business units within ABB. In doing so, we will be able to utilize the sales personnel attached to each of these divisions.

We expanded our revenue sources outside ABB and the automotive industry by pursuing opportunities with the United States Government. Our provision of vision guidance software for Nuclear Waste Handling systems for the Idaho National Laboratory and the receipt of a purchase order for the supply of a 3D vision guided solution for the US Government’s new Joint Strike Fighter demonstrates our successful pursuit of United States Government contracts.

Another priority for 2005 was to develop a commercialized version of our Internet-based services and support system. On November 1, 2004, we announced the beta release of the new product: the Community Of Businesses Using Support Systems, or CoBuss. Field trials have shown that CoBuss is capable of providing remote electronic support to our installed base of eVF VGR systems. However, we have not yet completed development of a commercialized product and recognize that further research and development will be required.

Another priority for 2005 was to continue the development of our business in Asia through our relationship with Talk Engineering Co., Ltd. Our marketing strategy was to combine the strength of ABB’s TrueView brand of Vision Guided Robotics and the strength of Talk’s relationship with the Japanese automotive industry. During the year ended December 31, 2005, we delivered four eVF runtime licenses, complete with SC3D functionality, for installation in two major Japanese automakers assembly plants. To date, in 2006 we have delivered two additional eVF runtime licenses for additional installations in one of the automaker’s plants. We expect that many more eVF runtime license deliveries will result from these successful installations.

Another priority for 2005 was to increase the public and investor visibility of our company and our products. In order to accomplish this, we engaged a number of marketing and communications companies to assist us. Our director, James Speros, is also engaged in public and investor relations activities on our behalf.

Another priority for 2005 was to continue to add functionality to eVF by developing additional components and features. During the year ended December 31, 2005, we added the following components to eVF:

AccuTest: AccuTest allows operators to rapidly and accurately validate the robustness and reliability of a vision guided robotic system before and during field deployment.

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

SCTrac (Single Camera Tracking): SCTrac uses one or more cameras to image a given part in real time and provides an industrial robot with a continuous stream of data about where the part is, how fast and in what direction it is moving. SCTrac makes it possible for robots to work on parts while in motion, significantly improving production throughput. Other applications of the technology include dynamic materials handling, assembly or measurement where the objects of interest are in motion during the robotic process.

Fiscal 2006 Priorities

Our first and major priority for fiscal 2006 is to continue growing our revenue so that we achieve an operating profit for the year ended December 31, 2006. We intend to achieve this revenue growth on several fronts as follows:

We intend to expand our relationship with ABB by assisting them with their TrueView marketing and sales program throughout North America, Europe and Asia. We also intend to continue to expand our product line to develop applications for each of the automotive business units within ABB and in doing so, utilize the sales personnel attached to each of these divisions.

We also intend to continue to expand our revenue sources outside ABB and the automotive industry. We will continue to pursue opportunities with the United States Government; particularly the Departments of Energy, Defense and Homeland Security.

In September 2005, we introduced the eVF Evaluation Kit. The Evaluation Kit enables engineers, systems integrators and process design engineers to rapidly develop and run adaptive applications in real world environments. We have experienced significant interest in the Evaluation Kit and once engineers realize the ease of use of eVF they will create and develop their own vision guided robotic applications for eVF. We anticipate that this could be a significant source of revenue for us.

Another priority for 2006 is to continue the development of CoBuss, our Internet-based service and support system. This product has attracted interest outside of our original target market of the industrial manufacturing industry and we intend to pursue these other markets throughout 2006.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2005 we incurred a foreign exchange loss of $17,150. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the years ended December 31, 2005 and December 31, 2004 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2005 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2005 approximate their carrying values.

To December 31, 2005, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Year ended December 31, 2005 compared with year ended December 31, 2004

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the year ended December 31, 2005 was 1.21173. For the year ended December 31, 2004, the exchange rate was 1.29207. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. Exclusive of the software license settlement recognized in 2004, we reported an increase in operating expenses of approximately $542,065 from $2,353,563 for the year ended December 31, 2004 to $2,895,628 for the year ended December 31, 2005. However, when adjusted for the change in the foreign exchange rate, the actual change in operating expense activity was an increase of approximately $362,018. The foreign exchange adjustment accounted for an increase of $180,047 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates had on our reported results in the discussion below.

Revenue from operations for the year ended December 31, 2005 was $1,203,170 (December 31, 2004 - $749,969). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the significant accounting policies note to our consolidated financial statements.

Revenue for the year ended December 31, 2005, included approximately $901,600 for 46 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $95,300 previously recorded as deferred revenue and amortized during the year into revenue in accordance with SOP 97-2, approximately $41,600 for eVF license sales (development licenses and off-line licenses), approximately $49,100 for commissioning services, and approximately $31,300 for training and other services.

Cost of sales for the year ended December 31, 2005 was $65,786 or approximately 5.5%.

Revenue for the year ended December 31, 2004, included approximately $456,400 for 18 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $112,500 for 3 vision systems delivered to an independent integrator, approximately $68,600 previously recorded as deferred revenue and amortized during the year into revenue in accordance with SOP 97-2, approximately $113,700 for commissioning services, and approximately $18,300 for training and other services. We also recorded a credit to revenue of $20,000 regarding the repurchase of licenses from Marubeni.

Cost of sales for the year ended December 31, 2004 was $76,939 or approximately 10.3%

We reported that research and development expenses increased $84,958 from $503,145 for the year ended December 31, 2004 to $588,103 for the year ended December 31, 2005. The foreign exchange differential accounted for an increase of approximately $36,500 indicating that actual research and development activity increased by approximately $48,400. The increase is attributable to an increase in wage and benefit costs and the hiring of one additional vision scientist.

We reported that selling, general, and administrative expenses increased $457,107 from $1,850,418 for the year ended December 31, 2004 to $2,307,525 for the year ended December 31, 2005. The foreign exchange differential accounted for an increase of approximately $143,500 indicating an actual increase in activity of approximately $313,600. Several factors contributed to the decrease and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

•

Actual general and administrative salaries increased approximately $33,100 from $909,500 to $942,600. The foreign exchange differential accounted for an increase of approximately $62,500 resulting in a net reported increase of approximately $95,600. The actual increase resulted from minor benefit cost increases and a net increase of our staff by one employee.

•

For the year ended December 31, 2004, we recorded stock based compensation charges of $33,038 in accordance with the application of the Black-Scholes option pricing model on the issuance of 75,000 share purchase warrants granted in connection with consulting agreements for the provision of consulting services. For the year ended December 31, 2005, we recorded a stock based compensation charge of $14,588 in accordance with the application of the Black-Scholes option pricing model on the issuance of 60,000 stock options granted in connection with a consulting agreement for the provision of consulting services.

•

Actual amortization expenses decreased approximately $4,900 from $28,000 to $23,100 principally as a result of the diminishing value of our fixed assets and the full amortization of fixed assets amortized on the straight-line basis. The foreign exchange differential accounted for an increase of approximately $1,500 resulting in a net reported decrease of approximately $3,400.

•

Actual legal expenses increased approximately $39,300 from $73,700 to $113,000, principally as a result of preparation of a registration statement for filing under the Securities Act of 1933, a general increase in corporate activities and a significant increase in patent application and registration expenses. The foreign exchange differential accounted for an increase of approximately $7,500 resulting in a net reported increase of approximately $46,800.

•

Actual accounting expenses increased approximately $53,600 from $68,400 to $122,000. The increase related to corporate income tax compliance expenses, an increase in fees relating to the audit of the December 31, 2004 financial statements, fees related to the preparation of a registration statement under the Securities Act of 1933, and fees relating to communications with the SEC. The foreign exchange differential accounted for an increase of approximately $8,100 resulting in a net reported increase of approximately $61,700.

•

Actual overall travel and marketing expenditures increased approximately $297,900 from approximately $254,200 to approximately $552,100. The foreign exchange differential accounted for an increase of approximately $36,600 resulting in a net reported increase of approximately $334,500. The individual components of the actual decrease are as follows: Expenditures for marketing materials increased from $24,700 to $81,600, trade shows increased from $38,200 to $50,500, investor relations increased from $113,100 to $327,500, travel increased from $30,600 to $46,500, and web site expenditures decreased from $20,700 to $9,000. The increase in investor relations activities relates mainly to the engagement of Baldacci Communications LLC for the provision of investor relations and market communications services.

•

Actual rent and premises cost increased $3,800 from $193,800 to $197,600. The foreign exchange differential accounted for an increase of approximately $13,100 resulting in a net reported increase of approximately $16,900.

•	For the year ended December 31, 2004, we recorded a $100,000 charge relating to corporate income tax compliance expenses. There was no similar charge in the year ended December 31, 2005.

•

For the year ended December 31, 2004, we recorded a $103,883 charge relating to a software license settlement regarding our potential use of unlicensed software. There was no similar charge in the year ended December 31, 2005.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2005, we had $522,943 in cash and cash equivalents and working capital (deficiency) of ($1,509,067) and as of December 31, 2004, we had $196,012 in cash and cash equivalents and a working capital (deficiency) of $(104,395).

As of December 31, 2005, our trade accounts receivable balance was $311,532. Subsequent to December 31, all but $14,755 of this balance was received in full. Between January 1 and March 29, 2006, we have delivered a further $215,000 in products and services to our customers. Our accounts receivable as at March 29, 2006 is approximately $230,000 and our cash position is approximately $275,000.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

- As at March 29, 2006, we have 21 employees and our salary costs are approximately $125,000 per month.

- For the year ended December 31, 2005, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $100,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

- We do not expect to incur significant capital expenditures during the remainder of 2006 unless they result from an increase in our level of operation.

On October 5, 2005 the directors approved a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offers 6,000,000 units at $0.50 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two (2) years at US$0.60 per share. To December 31, 2005 we had received subscriptions totaling $500,000 pursuant to this private placement. At a meeting held March 15, 2006, the Board of Directors approved the private placement of up to $3,000,000 on terms to be negotiated with the investors. It is anticipated that the private placement will close on or about May 15, 2006.

Based on our current financial position, we believe that the present and anticipated cash resources from operations and the equity financings discussed above will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. To continue as a going concern, the Company will either have to raise additional capital or increase sales revenue. There can be no assurance that we can or will obtain sufficient funds from operations or that the financings discussed above will close as anticipated. If we cannot do either, there is a risk that our business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. During 2004 and 2005 we obtained financing as follows:

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

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion to convertible debentures	1,768,786
Accrued interest payable	349,207
Conversion of debentures	(249,612)
Convertible debentures at December 31, 2005	$1,868,386

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To December 31, 2005, $237,500 of principal and $12,112 of accrued interest has been converted into 998,448 common shares and 499,224 share purchase warrants. Accordingly, we have expensed $80,724 as the fair value of the warrants issued.

Private Placement

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

At a directors’ meeting held October 5, 2005, approval was given to a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offered 6,000,000 units at $0.50 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two (2) years at US$0.60 per share. To December 31, 2005 we had received subscriptions totaling $500,000 pursuant to this private placement and on January 23, 2006 we issued 1,008,548 units on account of this subscription and accrued interest.

At a meeting held March 15, 2006, the Board of Directors approved the private placement of up to $3,000,000 on terms to be negotiated with investors. It is anticipated that the private placement will close on or about May 15, 2006.

Employee Stock Options

The exercise of 55,000 employee stock options has generated $11,000 from January 1, 2005 to March 29, 2006.

Off-Balance Sheet Arrangements

Not Applicable.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the period ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 7. FINANCIAL STATEMENTS

Each of the following items is contained in our consolidated financial statements, which are attached as an exhibit to our annual report.

-	Report of Independent Registered Public Accounting Firm;
-	Consolidated Balance Sheets as of December 31, 2005 and 2004;
-	Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2005;
•	Consolidated Statements of Stockholders' Equity (Deficit) for the three year period ended December 31, 2005;
•	Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005; and
•	Notes to Consolidated Financial Statements.

Supplementary financial data showing unaudited quarterly financial information such as revenues, gross margin, net loss for the period and net loss per share during our two most recent fiscal years is contained in note 15 to our audited consolidated financial statements.

Consolidated Financial Statements

(Expressed in United States dollars)

BRAINTECH, INC.

Years ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Braintech, Inc.

We have audited the consolidated balance sheet of Braintech, Inc. as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SmytheRatcliffe (signed)

Chartered Accountants

Vancouver, Canada

February 9, 2006, except as to note 18(b) which is as of March 21, 2006

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmuir Street	Internet	www.kpmg.ca

Vancouver BC V7Y 1K3

Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Braintech, Inc.

We have audited the accompanying consolidated balance sheet of Braintech, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

February 7, 2005

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2005 and 2004

	2005	2004

Assets

Current assets:
Cash and cash equivalents	$522,943	$196,012
Accounts receivable	321,912	84,643
Inventory	17,487	6,569
Prepaid expenses	44,700	53,550
	907,042	340,774

Fixed assets (note 4)	44,590	60,638

	$951,632	$401,412

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$84,768	$123,210
Accrued liabilities	238,952	222,600
Deferred leasehold inducements (note 5)	48,264	64,226
Deferred revenue	98,551	35,133
Due to related party (note 3)	77,187	-
Convertible debentures (note 7)	1,868,387	-
	2,416,109	445,169
Non-current liabilities
Convertible debentures (note 7)	-	982,895

Total liabilities	2,416,109	1,428,064

Stockholders’ equity (deficit):
Common stock (note 8):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 23,353,689 shares	23,354	20,294
(2004 – 20,294,257)
Additional paid-in capital	18,574,644	16,299,521
Accumulated deficit	(20,062,475)	(17,346,467)
	(1,464,477)	(1,026,652)

	$951,632	$401,412

Future operations (note 1)

Commitments (note 11)

Subsequent events (note 18)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Operations
(Expressed in United States dollars)

	Years ended December 31,
	2005	2004	2003

Sales	$1,203,170	$749,969	$213,584
Cost of sales	65,786	76,939	24,286

Gross margin	1,137,384	673,030	189,298

Operating expenses:
Research and development	588,103	503,145	467,074
Selling, general and administrative
(note 13)	2,307,525	1,850,418	1,672,741
Software license settlement (note 16)	-	103,883	-
	2,895,628	2,457,446	2,139,815

Operating loss	(1,758,244)	(1,784,416)	(1,950,517)

Non-operating:
Interest income	4	109	79
Loss on settlement of debt (note 6)	-	-	(741,705)
Interest on promissory notes (note 6)	-	-	(29,501)
Interest on convertible debentures (note 7)	(163,038)	(156,226)	(29,945)
Beneficial conversion feature accreted
to convertible debentures (note 7)	(777,068)	(856,674)	(135,043)
Fair value of warrants issued on
conversion of debentures (note 7)	(17,662)	(63,062)	-
	(957,764)	(1,075,853)	(936,115)

Loss for the year	$(2,716,008)	$(2,860,269)	$(2,886,632)

Loss per share information:
Basic and diluted	$(0.12)	$(0.15)	$(0.19)

Weighted average number of common
Shares outstanding	21,997,493	18,516,638	15,408,397

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in United States dollars)
Years ended December 31, 2005, 2004 and 2003

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2002	15,219,394	15,219	11,804,849	(11,599,566)	220,502

Common stock transactions
(net of share issue costs)
Shares issued for promissory notes
payable	2,354,621	2,355	586,300	-	588,655
Shares issued for services rendered	20,000	20	5,380	-	5,400
Shares issued for cash on exercise
of employee stock options	107,000	107	21,293	-	21,400
Shares issued for finders fees	482,000	482	(482)	-	-
Compensatory benefit of warrants
issued to contractors	-	-	189,521	-	189,521
Cash paid for finders fee	-	-	(26,250)	-	(26,250)
Loss on settlement of debt	-	-	741,705	-	741,705
Fair value of debenture beneficial
conversion feature	-	-	1,724,997	-	1,724,997
Debenture issue expenses	-	-	(19,379)	-	(19,379)
Loss for the year	-	-	-	(2,886,632)	(2,886,632)

Balance, December 31, 2003	18,183,015	18,183	15,027,934	(14,486,198)	559,919
Common stock transactions
(net of share issue costs)
Shares issued for cash	1,032,500	1,032	411,968	-	413,000
Shares issued for services rendered	100,000	100	47,900	-	48,000
Shares issued for cash on exercise
of employee stock options	77,000	77	17,023	-	17,100
Shares issued on conversion of
convertible debentures	779,992	780	194,218	-	194,998
Shares issued for finders’ fees	121,750	122	(122)	-	-
Compensatory benefit of warrants				-
issued to contractors	-	-	33,038		33,038
Cash paid for finder’s fees	-	-	(19,090)	-	(19,090)
Fair value of debenture beneficial
conversion feature	-	-	524,998	-	524,998
Debenture issue expenses	-	-	(1,408)	-	(1,408)
Fair value of warrants issued on conversion
of debentures	-	-	63,062	-	63,062
Loss for the year	-	-	-	(2,860,269)	(2,860,269)

Balance, December 31, 2004	20,294,257	20,294	16,299,521	(17,346,467)	(1,026,652)

Common stock transactions
(net of share issue costs)
Shares issued for cash	2,351,250	2,352	1,591,648	-	1,594,000
Shares issued for services rendered	210,000	210	99,990	-	100,200
Shares issued for cash on exercise
of employee stock options	55,000	55	10,945	-	11,000
Shares issued on conversion of
convertible debentures	218,456	218	54,396	-	54,614
Shares issued on exercise of warrants	156,476	157	38,962	-	39,119
Shares issued for finders’ fees	68,250	68	(68)	-	-
Common stock subscriptions			500,000		500,000
Cash paid for finders’ fees	-	-	(53,000)	-	(53,000)
Fair value of warrants issued on
conversion of debentures	-	-	17,662	-	17,662
Fair value of stock options granted
to a contractor		-	14,588	-	14,588
Loss for the period				(2,716,008)	(2,716,008)

Balance, December 31, 2005	23,353,689	$23,354	$18,574,644	$(20,062,475)	$(1,464,477)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Years ended December 31,
	2005	2004	2003

Cash flows from operations:
Loss for the year	$(2,716,008)	$(2,860,269)	$(2,886,632)
Items not involving cash:
Amortization	24,659	28,071	59,990
Bad debt	10,172	-	-
Loss on settlement of debt	-	-	741,705
Shares issued for services rendered	100,200	48,000	5,400
Stock based compensation	14,588	-	-
Compensatory benefit of warrants issued to contractor	-	33,038	189,521
Interest on promissory notes	-	-	29,501
Accretion of debenture beneficial conversion feature	777,068	856,674	135,043
Fair value of warrants issued on
conversion of debentures	17,662	63,062	-
Changes in non-cash operating working capital:
Accounts receivable	(247,441)	(23,468)	137,760
Inventory	(10,918)	9,663	(14,973)
Prepaid expenses	8,850	(12,747)	(1,528)
Deferred cost of sales	-	-	1,488
Accounts payable and accrued liabilities	(22,090)	236,489	27,663
Due to related party	77,187	-	-
Accrued interest on convertible debentures	163,038	156,226	29,945
Deferred leasehold inducements	(15,962)	14,597	49,629
Deferred revenue	63,418	6,180	(51,515)
Net cash used in operations	(1,755,577)	(1,444,484)	(1,547,003)

Cash flows from investments:
Deposit on lease	-	-	(16,000)
Purchase of fixed assets	(8,611)	(35,580)	(7,136)
Net cash used in investments	(8,611)	(35,580)	(23,136)

Cash flows from financing:
Common shares issued, net of issue costs	1,591,119	411,010	21,400
Share subscription received	500,000
Promissory notes payable (note 6)	-	-	809,154
Promissory notes repayment (note 6)	-	-	(250,000)
Convertible debenture payable (note 7)	-	525,000	1,725,000
Debenture issue costs	-	(1,408)	(45,629)
Net cash provided by financing	2,091,119	934,602	2,259,925

Increase (decrease) in cash and cash equivalents	326,931	(545,462)	689,786

Cash and cash equivalents, beginning of year	196,012	741,474	51,688
Cash and cash equivalents, end of year	$522,943	$196,012	$741,474
Supplemental information:
Non-cash financing activities:
Shares issued for services rendered	$100,200	$48,000	$5,400
Shares issued for promissory notes payable	-	-	1,330,360
Shares and warrants issued on conversion of
convertible debentures	$72,276	258,060	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech, Inc. and began operations as a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the year ended December 31, 2005, 88% of sales revenue (2004 – 79%; 2003 – 82%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and the equity financing discussed in note 18(b) will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. There can be no assurance that the Company can or will obtain sufficient funds from operations or additional financing discussed in note 18(b) will close as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):
	(b)	Cash and cash equivalents:

Cash and cash equivalents include highly liquid investments, such as term deposits, having terms to maturity of three months or less at the date of acquisition and that are readily convertible to contracted amounts of cash. Cash includes $500,000 held in trust for the Company for subscriptions received for shares issued on January 23, 2006 (note 18)

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
Fixed assets do not include several robots of significant value on loan from the manufacturers.
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

Years ended December 31, 2005, 2004 and 2003

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):
(k)	Stock-based compensation (continued):

Years ended December 31,
2005	2004	2003

Net loss as reported	$(2,716,008)	$(2,860,269)	$(2,886,632)
Stock-based employee
compensation if fair-value
based method applied	(482,394)	(292,106)	(120,943)
Pro forma loss as if fair-value
based method had been applied	$(3,198,402)	$(3,152,375)	$(3,007,575)

Basic and diluted loss per share
As reported	$(0.12)	$(0.15)	$(0.19)
Pro forma	$(0.15)	$(0.17)	$(0.20)
The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

Interest	Expected
rate	Term	Dividends	Volatility

Years ended:
December 31, 2005	3.66%	2 years	0%	171%
December 31, 2004	2.24%	2 years	0%	243%
December 31, 2003	1.90%	2 years	0%	255%

Weighted average	Weighted average
exercise price	grant-date fair value
December 31,	December 31,
2005	2004	2003	2005	2004	2003

Exercise price exceeds
market price of stock
on grant date	$0.57	$0.46	$0.56	$0.43	$0.41	$0.51

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

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
The number of shares used to calculate loss per share for the years ended December 31, 2005, 2004 and 2003 was reduced by 300,000 shares in each year for shares issued and held by the Company.
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
Transactions with directors and officers:

On November 8, 2005, the Company’s Chief Executive Officer advanced $77,187 (CDN$90,000) to the Company. The advance is unsecured, without interest and without specific terms of repayment. Equity financings with directors and officers are detailed in note 8.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

4.	Fixed assets:

			Accumulated	Net book
	December 31, 2005	Cost	amortization	value

	Furniture and fixtures	$80,581	$56,880	$23,701
	Computer equipment	191,695	184,231	7,464
	Computer software	51,449	44,170	7,279
	Leasehold improvements	10,829	4,683	6,146

		$334,554	$289,964	$44,590

			Accumulated	Net book
	December 31, 2004	Cost	amortization	value

	Furniture and fixtures	$80,581	$49,931	$30,650
	Computer equipment	183,084	178,425	4,659
	Computer software	51,449	35,017	16,432
	Leasehold improvements	10,829	1,932	8,897

		$325,943	$265,305	$60,638

5.	Deferred leasehold inducements:

			2005	2004
	Balance, beginning of year		$64,226	$49,629
	Leasehold inducements received during the period		-	25,410
	Amortization		(17,422)	(15,769)
	Foreign exchange adjustment		1,460	4,956
	Balance, end of year		$48,264	$64,226
6.	Promissory notes payable:
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

Years ended December 31, 2005, 2004 and 2003

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

Years ended December 31, 2005, 2004 and 2003

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To date, $237,500 of principal and $12,112 of accrued interest has been converted into 998,448 common shares and 499,224 share purchase warrants. Accordingly, the Company has expensed $80,724 as the fair value of the warrants issued.

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at December 31, 2005 has been calculated as follows:

	Face value of convertible debentures issued (cash received)	$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
	Accretion of convertible debentures	1,768,786
	Accrued interest payable	349,207
	Conversion of debentures	(249,612)
	Convertible debentures at December 31, 2005	$1,868,386

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

8.	Common stock:
(a)

At a special meeting of shareholders held January 19, 2004, the stockholders approved an increase in the authorized share capital of the Company from 40 million common shares to 200 million common shares having a par value of $0.001 each.

(b)

Of the common stock issued at December 31, 2005, 3,085,976 shares (2004 – 2,034,242; 2003 – 3,156,621) are subject to trading restrictions of up to one year following issue unless a registration statement is filed qualifying the shares for distribution. These include the 300,000 shares retained by the Company, as described in note 8(c).

(c)

In 1993, 1,100,000 common stock were issued for technology and recorded at a par value of $1,100. 300,000 of these shares have been retained by the Company because the development of the technology was not completed.

(d)

During the year ended December 31, 2005, nil (2004 – nil; 2003 – 79%) of the common share issuances were to the Chief Executive Officer. Except for the 2,354,621 common shares issued in 2003 to the Chief Executive Officer at a deemed price of $0.25 per unit (note 6), the private placements completed during 2005, 2004, and 2003 were at market value determined by the trading price of the Company’s common stock on the date of the private placement.

	(e)	Promissory notes receivable:

In conjunction with private placements completed during 2001, the Company’s Chief Financial Officer and the Company’s Chief Operating Officer each issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. These notes receivable have been recorded as a deduction from additional paid-in capital in stockholders’ equity. Each common share purchase warrant entitled the holder to purchase one additional share at $0.75 per share until February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. In accordance with Agreements for Escrow of Share Certificates, the common share certificates and warrant certificates issued will remain in escrow until the Company receives full payment of the $100,000 for each note receivable. The amounts are due upon demand, are unsecured and are without interest.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

8.	Common stock (continued):
(f)	Stock options: (continued)
(i)	A summary of the Company’s stock option activity is as follows:

Weighted
Number	average
of shares	exercise price

Balance, December 31, 2002	1,815,500	$0.59
Options granted	940,000	0.55
Options exercised	(107,000)	(0.20)
Vested options expired	(94,500)	(0.99)
Unvested options forfeited	(24,000)	(0.20)

Balance, December 31, 2003	2,530,000	0.57
Options granted	290,000	0.46
Options exercised	(77,000)	(0.22)
Vested options expired	(161,000)	(0.86)
Unvested options forfeited	(60,000)	(0.40)

Balance, December 31, 2004	2,522,000	0.55
Options granted	1,546,000	0.57
Options exercised	(55,000)	(0.20)
Vested options expired	(504,500)	(1.09)
Unvested options forfeited	(140,000)	(0.66)

Balance, December 31, 2005	3,368,500	$0.48
(ii)	Additional information regarding options outstanding as at December 31, 2005 is as follows:

Outstanding	Exercisable
Weighted
average	Weighted	Weighted
remaining	average	average
Exercise	Number of	contractual	exercise	Number of	exercise
prices	shares	life (years)	price	shares	Price

$ 0.00 – 0.25	842,000	1.95	$ 0.20	842,000	$ 0.20
$ 0.26 – 0.50	750,000	4.57	0.43	86,250	0.43
$ 0.51 – 0.75	1,676,500	3.22	0.62	1,286,500	0.61
$ 0.76 – 1.00	45,000	3.19	0.82	30,000	0.80
$ 1.01 – 1.25	55,000	0.72	1.25	55,000	1.25
3,368,500	3.16	$ 0.48	2,299,750	$ 0.47

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2005, 2004 and 2003

9.	Share purchase warrants:
Detailed information regarding share purchase warrant activity during the years ended December 31, 2003, 2004 and 2005 is as follows:
On April 8, 2003, as partial consideration for an investor relations service agreement, the Company issued share purchase warrants as follows:
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

As partial consideration for finders’ fees relating to the issuance of convertible debentures (note 7), the Company issued a total of 297,500 share purchase warrants exercisable at $0.25 per share for a period of five (5) years.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

9.	Share purchase warrants (continued):

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

Between January 12, 2005 and March 4, 2005, in conjunction with private placements the Company issued 358,750 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share. In conjunction with this private placement, the Company issued 15,750 common shares and 7,875 common share purchase warrants as a finder’s fee. Each of these common share purchase warrants entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

9.	Share purchase warrants (continued):

At the request of certain debenture holders (note 7), on April 5, 2005 the Company converted $25,000 of principal and $1,808 of accrued interest into 107,232 common shares and 53,616 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($8,670) has been recorded as an expense.

On May 3, 2005, in conjunction with private placements the Company issued 816,875 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three (3) years at a price of $1.00 per share.

At the request of certain debenture holders (note 7), on October 4, 2005 the Company converted $25,000 of principal and $2,806 of accrued interest into 111,224 common shares and 55,612 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($8,992) has been recorded as an expense.

	On October 4, 2005 156,476 warrants were exercised at $0.25 per warrant generating $39,119.

By Directors’ consent resolution dated January 19, 2006, the Company extended certain share purchase warrants held its Chief Executive Officer for an additional two years from the original October 2005 and December 2005 expiry dates.

	Of the warrants outstanding at December 31, 2005, 2,941,324 were held by the Company’s Chief Executive Officer (2004 – 2,941,324; 2003 – 3,524,658).
	A summary of the Company’s share purchase warrant activity is as follows:

		Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

	Balance, December 31, 2002	3,447,260	$0.62	0.72
	Warrants granted
	Services rendered	650,000	0.52	4.37
	Finders’ fees	241,000	0.25	4.17
	Private placement	1,177,310	0.25	4.83
	Warrants expired	(3,447,260)	0.62	-
	Expired warrants extended	3,447,260	0.62	1.08

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

9.	Share purchase warrants (continued):

	Balance, December 31, 2003	5,515,570	0.51	2.40
	Warrants granted
	Services rendered	375,000	0.42	1.27
	Debenture conversion	389,996	0.25	4.39
	Finders fees	60,875	0.27	4.46
	Private placement	516,250	0.50	4.97
	Warrants expired	(3,447,260)	0.62	-
	Expired warrants extended	1,816,039	0.42	0.90

	Balance, December 31, 2004	5,226,470	0.38	3.10
	Warrants granted
	Debenture conversion	109,228	0.25	4.50
	Finders fees	7,875	0.50	4.00
	Private placement	1,175,625	0.85	2.84
	Warrants exercised	(156,476)	0.25	-
	Warrants expired	(1,868,539)	0.41	-
	Expired warrants extended	1,764,014	0.44	1.93

	Balance, December 31, 2005	6,258,197	$0.46	3.36

10.	Income taxes:

Income taxes attributable to loss for the year in these consolidated financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 35.6% (2004 – 35.6%; 2003 – 35.6%) as follows:

		2005	2004	2003

	Expected tax recovery	$967,000	$1,018,000	$1,028,000

	Tax effect of:
	Loss of foreign parent taxed at lower rates	(32,000)	(22,000)	(11,000)
	Permanent and other differences	(176,000)	(193,000)	(3,000)
	Non-capital losses of prior years expired	(867,000)	(220,000)	-
	Change in valuation allowance	(108,000)	(583,000)	(1,014,000)

		$-	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

10.	Income taxes: (continued)
	The Company’s deferred income tax assets are comprised of the following at December 31:

		2005	2004

	Net deferred tax assets and liabilities:
	Net operating loss carryforwards and other
	deductible temporary differences	$3,765,000	$3,873,000

	Total deferred tax assets	3,765,000	3,873,000

	Valuation allowance	(3,765,000)	(3,873,000)

	Net deferred tax assets	$-	$-

	At December 31, 2005, management believes that sufficient uncertainty exists as to whether or not the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2005, the Company had net operating loss carryforwards of $10,278,093 available to offset taxable income earned in Canada and $2,102,627 available to offset taxable income earned in the United States. These losses expire as follows:

		Canada	US

	2005	$1,022,937
	2006	1,255,161
	2007	1,081,275
	2008	1,966,305
	2009	1,817,526
	2010	1,647,342
	2011	1,487,547
	2018 and thereafter	-	2,102,627

		$10,278,093	$2,102,627

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

11.	Commitments:
	The Company has obligations under operating lease arrangements which require the following minimum annual payments:

	Year ending December 31:
	2006			$192,356
	2007			189,859
	2008			126,018
				$508,233

12.	Contingent liabilities:
	Product warranty:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. On the basis of historical claim cost, the management estimated that the warranty cost for 2005 would be negligible.

		Years ended December 31,
		2005	2004	2003

	Balance, beginning of year	$18,728	$4,038	$11,436
	Increase for new product sales	-	18,728	4,038
	Actual warranty claim costs	-	-	-
	Reversal for expired warranty	(18,728)	(4,038)	(11,436)

	Balance, end of year	$-	$18,728	$4,038

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

13.	Selling, general and administrative expenses:
	Selling, general and administrative expenses are comprised of the following:

		Years ended December 31,
		2005	2004	2003

	Salaries and benefits	$1,073,873	$960,931	$908,211
	Marketing	588,702	254,219	238,414
	Legal and audit	250,611	142,130	137,092
	Rent and facilities	210,714	193,804	151,792
	Foreign exchange loss	17,150	13,674	76,238
	Other	166,475	285,660	160,994

		$2,307,525	$1,850,418	$1,672,741
14.	Financial instruments:
	(a)	Fair values of financial instruments:

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As at December 31, 2005, one customer represented 95% of outstanding trade accounts receivable. (2004 - 97%). Management is of the opinion that any risk of accounting loss is significantly reduced due to the financial strength of its current customers. The Company's customers are currently concentrated in Canada and the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

14.	Financial instruments (continued):
(c)	Credit risk (continued):

Beginning	Recoveries	End of
of year	Charged to	and	year
balance	expenses	write-offs	balance

Allowance for doubtful accounts
Year ended December 31,2005	$-	$10,172	$(10,172)	$-
Year ended December 31,2004	-	-	-	-
Year ended December 31,2003	$-	$-	$-	$-

15.	Unaudited interim financial information:
The following table sets forth selected unaudited quarterly information for the Company’s last eight fiscal quarters (in thousands):

Fiscal 2005 Quarter End
December 31	September 30	June 30	March 31

Revenues	298	262	540	103
Gross margin	280	244	514	100
Net loss for the period	(711)	(752)	(482)	(771)
Net loss per share	(0.03)	(0.03)	(0.02)	(0.04)

Fiscal 2004 Quarter End
December 31	September 30	June 30	March 31

Revenues	46	399	18	286
Gross margin	44	343	16	270
Net loss for the period	(817)	(541)	(941)	(461)
Net loss per share	(0.04)	(0.03)	(0.05)	(0.03)

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

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

17.	Segmented information:
	(a)	Segment information:
		During 2005, 2004 and 2003, the Corporation was operating only in the advanced software for vision guidance of robotics system segment.
	(b)	Geographic information:
		Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows:

			Years ended December 31,
			2005	2004	2003

		Canada	$37,804	$270,643	$140,405
		U.S.	1,135,366	499,326	50,491
		Japan	30,000	(20,000)	22,688

			$1,203,170	$749,969	$213,584

	(c)	Major customers:
		Sales to customers representing greater than 10% of total sales are as follows:

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

17.	Segmented information: (continued)

			Years ended December 31,
			2005	2004	2003

		Customer A	$1,060,218	$611,237	$174,586
		Customer B	-	145,420	-
		Customer C	-	-	22,688

18.	Subsequent events:
	(a)	Share subscription

On January 23, 2006 the Company issued 1,008,548 units at $0.50 per unit representing subscription proceeds of $500,000 and $4,274 of accrued interest paid from receipt date of the subscription amount. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a two (2) year term and is exercisable at any time into one common share at a price of $0.60 per share.

	(b)	Private placement

At a meeting held March 15, 2006, the Board of Directors approved the private placement of up to $3,000,000 on terms to be negotiated with the investors. It is anticipated that the private placement will close on or about May 15, 2006.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

19.	Recent accounting pronouncements: (continued)
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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2005, 2004 and 2003

19.	Recent accounting pronouncements (continued):
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

(e)

In December 2004, the FASB revised its SFAS No. 123 (“SFAS 123R”). The revision requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See "Stock-based compensation" in note 2 for the pro forma net loss and net loss per share amounts, for fiscal 2003 through fiscal 2005, as if we had used a fair-value-based method in those years, similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet been determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the amounts reported in our consolidated statements of operations and net loss per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s Chief Financial Officer and our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees

The following table sets forth certain information, as of March 29, 2006, with respect to our directors, executive officers and key employees.

Name	Age	Position
Owen L.J. Jones	54	Director, and Chief Executive Officer
Babak Habibi	35	Director, President, and Chief Operating Officer
Edward A. White	61	Director, Chief Financial Officer, Treasurer, and Secretary

Name	Age	Position
James L. Speros*	47	Director
Richard M. Torre	60	Director
Drew Miller*	47	Director

* Denotes member of the audit committee.

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

Richard M Torre has over 30 years of diversified national and international finance and business experience in New York, Dallas, Los Angeles and Montreal, specializing in mergers and acquisitions, corporate finance and investment advisory services. Mr. Torre is an active board member for a variety of public and private firms and civic organizations. Presently he is Chairman of Signature Eyewear Inc (OTCBB) and The Hydrogen Fund as well as Vice Chairman of JLM Foodservices Inc. He is also President of MMT Investors Inc., Managing Partner of Dauntless Capital Partners, LLC., and a member of the Boards of both Airecomm Wireless Inc and Cosco Inc. He has completed terms as Vice Chairman of Pacific Mercantile Bank (NASDAQ) and as Chairman of Exceed Capital Holdings (CDNX). He is the former Chairman of the highly regarded Forum for Corporate Directors and is currently a member of the Executive Board of the Graduate School of Management at the University of California, Irvine. Additionally he is a member of the Association for Corporate Growth and the Southern California Investors Association. Mr. Torre's corporate career began with Mill Factors Corp. and subsequently included Philadelphia National Bank / Congress Financial and Bank of Virginia in their New York and Montreal subsidiaries. Subsequently he served as senior vice president of Heller Financial in Los Angeles, responsible for the firm's factoring and asset based lending on the West Coast, the Orient and Australia. He has been a guest lecturer at Pepperdine University, the US Naval Institute, City College of New York, Woodbury University, the New York Institute of Credit (it's former President) and Melbourne University on a diverse range of topics, principally business finance and strategy and tactics of the Pacific War 1937-1945. Particularly notable has been his commitment to the establishment of the USS Missouri as a National Monument at Pearl Harbor and his support of the National World War II Memorial, Washington D.C. which was commissioned as a National Monument on May 29, 2004.

Dr. Drew Miller has been the President of Heartland Consulting Group since 1994. He serves on the Board of Directors and Audit Committee of Signature Eyewear Inc (OTC). In past positions he served as President of Financial Continuum, a financial planning firm; Vice President of Planning and Development at Securities America, one of the largest independent broker-dealers in the United States; and President of Global Vantage Securities, an investment banking firm. Dr. Miller is a Certified Management Accountant, Certified Mergers and Acquisitions Advisor, Certified Financial Planner and a Certified Government Financial Manager. Dr. Miller began his business career at ConAgra Inc in their Corporate Planning and Development department after serving as an Air Force intelligence officer. Dr. Miller served in the Pentagon in the Senior Executive Service, and continues to pursue defense analysis work as a consultant with the Institute for Defense Analyses and a Colonel in the USAF Reserve. Dr. Miller is a summa cum laude graduate of the U.S. Air Force Academy, and received an academic scholarship to Harvard University’s Kennedy School of Government where he earned a Masters Degree and PhD in Public Policy. He currently serves as a member of the University of Nebraska Board of Regents.

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

Family Relationships

There are no family relationships among our directors or officers.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is Dr. Drew Miller. Dr. Miller is a Certified Management Accountant, Certified Mergers and Acquisitions Advisor, Certified Financial Planner and a Certified Government Financial Manager. Our board of directors has also determined that Dr. Miller is "independent", as that term is used in Item 7(b)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

To the best of our knowledge, all executive officers, directors, and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Babak Habibi	1 (2)	2	0
Owen Jones	1 (2)	2	0
Edward White	1 (2)	2	0
James Speros	2 (2)	2	0
Richard Torre	1 (1)	1	0
Drew Miller	0	0	0
Lionel Dodd	1 (2)	1	0
George Joseph	1 (2)	5	0
Frederick Weidinger	0	0	0

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

Code of Ethics

On January 29, 2003 our Board of Directors adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees.

We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to Braintech, Inc. at #102 - 930 West 1st St., North Vancouver, B.C. Canada or via email to ir@braintech.com.

ITEM 10. EXECUTIVE COMPENSATION

During the last three completed fiscal years, our only named executive officer was our Chief Executive Officer, Owen Jones. The following table shows compensation paid to our Chief Executive Officer during our last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payouts
					Restricted Stock Awards	Securities Underlying Options/SARs
Owen Jones , CEO and Director	2005 2004 2003	124,500 115,500 35,500	Nil Nil Nil	7,970 Nil Nil	Nil Nil Nil	100,000 Nil Nil	Nil Nil Nil	Nil Nil Nil

The following table sets forth information on grants of stock options to our Chief Executive Officer during our last fiscal year:

Option / SAR Grants in Last Fiscal Year

Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price	Expiration Date	Grant date present value(1)
Owen Jones	100,000	6.47%	$0.40	December 11, 2010	Nil

(1) Grant date present value was calculated by multiplying the number of option shares by the difference between the exercise price and the closing trading price on the date of grant.

The following table sets out the options exercised by our Chief Executive Officer during the last fiscal year.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARs at end of fiscal year	Value of unexercised in-the-money options/SARs at end of fiscal year
			Exercisable/Unexercisable	Exercisable/Unexercisable
Owen Jones	Nil	Nil	300,000(1) / Nil	$46,000(2)/ N/A

(1) The total of 300,000 options granted to Mr. Jones represents , 200,000 options granted to Mr. Jones during the fiscal year ended December 31, 2002, and 100,000 options granted to Mr. Jones during the fiscal year ended December, 31, 2005.

(2) The closing price for our shares on the OTC-Bulletin Board as of December 31, 2005 was $0.42.

Compensation to our Directors

We currently provide the following compensation to our directors who are executive officers:

Owen Jones. Between January 1, 2001 and August 31, 2003, Mr. Jones worked for us without salary. On October 17, 2002, we issued 500,000 common share purchase warrants to Mr. Jones in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles him to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002. The fair value of the warrants as calculated by the Black-Scholes option-pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002. Commencing September 1, 2003, Mr. Jones receives a salary of $10,375 (CDN$12,500) per month from us. Mr. Jones receives no other compensation from us or any of our subsidiaries.

Babak Habibi. Mr. Habibi receives a salary of $8,300 (CDN$10,000) per month from us. Mr. Habibi also holds stock options as listed in the table below. Mr. Habibi receives no other compensation from us or any of our subsidiaries.

Edward A. White. Mr. White receives a salary of $8,300 (CDN$10,000) per month from us. Mr. White also holds stock options as listed in the table below. Mr. White receives no other compensation from us or any of our subsidiaries.

We currently provide the following compensation to our non-executive directors:

•	Annual fee of $10,000 to be paid at the end each calendar quarter.
•	Board of Director meeting fees of $750 per meeting attended in person or $250 per meeting attended by telephone.
•	Committee meeting fees of $500 per meeting attended in person or $250 per meeting attended by telephone.
•	Annual stock option award.

To date we have accrued these director fees for future payment.

In addition to the above compensation, in conjunction with private placements, in 2005, director James Speros received $49,790 in finder’s fees. In addition, we issued James Speros 52,500 common shares at a deemed price of $0.80 per share on account of finder’s fees and 55,000 common shares at a deemed price of $0.52 per share on account of services rendered.

The aggregate amount of cash remuneration that we paid or accrued to our directors as a group, was approximately $418,466 during the fiscal year ended December 31, 2005. None of our directors receive any pension plan or similar benefits.

Stock options granted to our Directors

The following table shows the stock options held by our directors and officers as at December 31, 2005.

Name	Options Granted	Number Exercised	Number Outstanding	Exercise Price	Market Value of Underlying Shares at Date of Grant	Expiry Date (m/d/y)
Owen Jones	100,000 200,000	Nil Nil	100,000 200,000	$0.40 $0.20	$0.20 $0.20	12/11/10 12/01/07
Babak Habibi	100,000 500,000 150,000	Nil Nil Nil	100,000 500,000 150,000	$0.40 $0.60 $0.20	$0.40 $0.60 $0.15	12/11/10 11/04/08 12/16/07
Edward A. White	100,000 250,000 150,000	Nil Nil Nil	100,000 250,000 150,000	$0.40 $0.65 $0.20	$0.40 $0.62 $0.15	12/11/10 01/24/10 12/16/07
James Speros	47,000 100,000 50,000	Nil Nil Nil	47,000 100,000 50,000	$0.66 $0.65 $0.20	$0.66 $0.62 $0.20	02/09/10 01/24/10 12/01/07
Richard Torre	100,000	Nil	100,000	$0.46	$0.46	08/25/10
Drew Miller	100,000	Nil	100,000	$0.46	$0.46	08/25/10

We do not have a long-term incentive plan, and have not granted any stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,368,500	$0.48	878,300
Equity compensation plans not approved by security holders	1,782,250	$0.40	Nil
Total	5,150,750	$0.45	878,300

The following table shows certain information regarding beneficial ownership of common stock, as of March 29, 2006 by (i) each shareholder whom we know to be the beneficial owner of more than 5% of outstanding shares, (ii) each of our Directors and executive officers, and (iii) all Directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(1)
Owen L.J. Jones*(2) Chief Executive Officer 309 – 9th Avenue New Westminster, B.C. Canada V3L 2A2	9,604,639	34.76%
Babak Habibi*(3) President 1680 Orkney Place North Vancouver, B.C. Canada V7H 2Z1	783,334	3.12%
Edward A. White*(4) Chief Financial Officer 416-5 K de K Court New Westminster, B.C. Canada V3M 6B6	433,334	1.75%
James L. Speros*(5) 1921 Gallos Road, Suite 540 Vienna, Virginia USA 22182	588,250	2.38%
Richard Torre*(6) 4621 Teller Avenue, #200 Newport Beach, California USA 92660	663,824	2.68%
Drew Miller*(7) 1904 Barrington Parkway Papillion, Nebraska USA 68046	45,000	0.18%
All executive officers and directors as a group (6 Persons)(8)	12,118,381	41.62%

* Denotes Director of the Company

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 200,000 shares issuable pursuant to stock options and 2,941,324 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days. Figures stated for Mr. Jones exclude 321,934 shares owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(3) Includes 650,000 shares issuable pursuant to stock options, all being exercisable within 60 days.

(4) Includes 300,000 shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 147,000 shares issuable pursuant to stock options and 111,250 shares issuable pursuant to share purchase warrants, all being exercisable within 60 days.

(6) Includes 25,000 shares issuable pursuant to stock options, 186,568 shares issuable pursuant to share purchase warrants, and 54,120 shares issuable pursuant to the conversion of convertible debentures, all being exercisable within 60 days.

(7) Includes 25,000 shares issuable pursuant to stock options exercisable within 60 days.

(8) Includes 1,347,000 shares issuable pursuant to stock options, 3,239,142 shares issuable pursuant to share purchase warrants, and 54,120 shares issuable pursuant to the conversion of convertible debentures, all being exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions involving Directors

Transactions within the last three years of which our directors have an interest are as follows:

During our last three fiscal years and to March 29, 2006 Owen Jones, a director and our Chief Executive Officer, has directly participated in the following securities transactions:

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

•

Purchased 751,544 shares at a price of $0.60 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.85 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 29, 2007;

•

Purchased 267,106 shares at a price of $0.31 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.36 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 29, 2007;

•

Purchased 297,334 shares at a price of $0.27 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.32 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

•

Purchased 227,480 shares at a price of $0.21 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.26 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

•

Purchased 407,640 shares at a price of $0.15 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

•

Purchased 576,924 shares at a price of $0.20 per share in a private placement conducted in the last quarter of 2002. For each two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.25 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

•

On October 17, 2002, we issued 500,000 common share purchase warrants to Mr. Jones in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles him to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002. The fair value of the warrants as calculated by the Black-Scholes option-pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 29, 2007;

In January and March 2003, Owen Jones advanced CAD $235,000 ($155,838) in return for unsecured demand promissory notes with an annual interest rate of 8%. Between April 12, 2003 and July 29, 2003, the Chief Executive Officer advanced a further CAD $833,000 ($594,355).

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

On December 29, 2004 Jim Speros purchased 125,000 Units at a purchase price of $0.40 per Unit. On March 4, 2005 he purchased an additional 97,500 Units at a purchase price of $0.40 per Unit. Each Unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant is exercisable at $0.50 into one common share for five years. In conjunction with private placements, in 2004, he received $12,500 in finder’s fees and in 2005 he received $49,790 in finder’s fees. He also received 52,500 common shares at a deemed price of $0.80 per share on account of finder’s fees and 55,000 common shares at a deemed price of $0.50 per share on account of services rendered. Effective February 1, 2005 we entered into a Marketing Communications Services Agreement with Baldacci Communications LLC. The agreement and specifies monthly payments of $26,000 for the first six months and $18,000 for the final six months. Of these payments, Jim Speros is entitled to receive from Baldacci $12,000 per month during the first six months and $10,000 per month during the final six months. The agreement with Baldacci Communications LLC was terminated May 31, 2005.

On October 1, 2003 Richard Torre purchased convertible debentures in the amount of $50,000 and on May 10, 2004 he purchased additional convertible debentures in the amount of $12,500. The debentures were to mature on August 25, 2006 and bear interest at eight percent (8%) per annum. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share. On April 15, 2004, Mr. Torre converted $50,000 of principal and $2,159 of accrued interest into 208,636 common shares and 104,318 share purchase warrants. In conjunction with private placements, in 2004, he received 8,750 Units as a finder’s fee and in 2005 he received $15,750 Units as a finder’s fee. Each Unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant is exercisable at $0.50 into one common share for five years.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

ITEM 13.	INDEX TO EXHIBITS

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000

Number	Exhibit

10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
11.1	Computation of net loss per share
23.1	Consent Letter from previous Auditor dated March 29, 2006
23.2	Consent Letter from current Auditor dated March 29, 2006
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

Audit Fees

Fees for audit services totalled $63,414 for the fiscal year ended December 31, 2005 and $46,243 for the fiscal year ended December 31, 2004, including fees associated with the audit of the annual financial statements and review of financial statements included in quarterly filings.

Audit-Related Fees

Fees for audit-related services totalled $12,325 for the fiscal year ended December 31, 2005. $8,748 of these services were in connection with discussions related to the Securities and Exchange Commission’s request for supplemental information and $3,577 of these services related to consent and filing of Form S-8. There were no audit-related services for the fiscal year ended December 31, 2004.

Tax Fees

Fees for tax services totalled $60,136 for the fiscal year ended December 31, 2005 regarding preparation and filing of Canadian and United States corporate income tax returns for the all fiscal years to 2004. Fees for tax services totalled $3,850 for the fiscal year ended December 31, 2004, regarding conversion of debt to equity, including various telephone discussions and preparation of related correspondence.

All Other Fees

No fees were billed for professional services during the fiscal years ended December 31, 2005 and 2004 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, and scope and fee estimates. The independent auditor submits a written proposal that details audit and audit-related services. Audit fees are fixed and contained in the proposal.

There were no fees in 2005 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Owen L. J. Jones	Chief Executive Officer,	March 29, 2006
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	March 29, 2006

Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	March 29, 2006
Edward A. White	Director
(Principal Financial and Accounting
Officer)