Form 10QSB
period 2006-03-31
BRAINTECH INC
filed 2006-05-15
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,487,237 Common shares, par value $0.001, as at May 12, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 28

iii

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 1

Item 2. Management's Discussion and Analysis page 15

Item 3 Controls and Procedures page 27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds page 28

Item 3. Defaults upon Senior Securities page 28

Item 4. Submission of Matters to a Vote of Securities Holders page 28

Item 5. Other Information page 28

Item 6. Exhibits page 28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at March 31, 2006 (unaudited) and December 31, 2005;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2006;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the three months ended March 31, 2006;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2005 and 2006.

Condensed Consolidated Financial Statements of (Expressed in United States dollars) BRAINTECH, INC. Three months ended March 31, 2006 and 2005 (Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$200,558	$522,943
Accounts receivable	237,585	321,912
Inventory	9,160	17,487
Prepaid expenses	29,647	44,700
	476,950	907,042

Fixed assets	40,510	44,590

	$517,460	$951,632

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$61,935	$84,768
Accrued liabilities	235,776	238,952
Deferred leasehold inducements (note 3)	43,679	48,264
Deferred revenue	78,621	98,551
Due to related party	59,952	77,187
Convertible debentures (note 4)	2,090,824	1,868,387
	2,570,787	2,416,109

Stockholders’ equity (deficit)
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 24,487,237 shares	24,487	23,354
(December 31, 2005 – 23,353,689)
Additional paid-in capital	18,693,147	18,574,644
Accumulated deficit	(20,770,961)	(20,062,475)
	(2,053,327)	(1,464,477)

	$517,460	$951,632

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Three Months ended March 31
	2006	2005

Sales	$233,918	$102,830
Cost of sales	15,482	3,194

Gross margin	218,436	99,636

Operating expenses:
Research and development	165,949	133,567
Selling, general and administration	475,424	508,290
Fair value of stock based compensation (note 2(d))	59,112	-
	700,485	641,857

Operating loss	(482,049)	(542,221)

Non-operating:
Interest income	274	-
Interest expense	(4,274)	-
Interest on convertible debentures	(39,696)	(40,682)
Accretion of convertible debentures	(182,741)	(188,119)
	(226,437)	(228,801)

Loss for the period	$(708,486)	$(771,022)

Loss per share information:
Basic and diluted	$(0.03)	$(0.04)

Weighted average number of
common shares outstanding	23,883,664	20,460,195

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2005	23,353,689	$23,354	$18,574,644	$(20,062,475)	$(1,464,477)

Common stock transactions
(net of share issue costs)
Shares issued for cash on exercise
of share purchase warrants	25,000	25	6,225		6,250
Shares issued for cash net of
subscriptions received in 2005	1,008,548	1,008	3,266	-	4,274
Shares issued for services rendered	100,000	100	49,900	-	50,000
Fair value of stock options expensed			59,112	-	59,112
Loss for the period	-	-	-	(708,486)	(708,486)
Balance, March 31, 2006	24,487,237	$24,487	$18,693,147	$(20,770,961)	$(2,053,327)

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Three months ended March 31
	2006	2005

Cash flows from operations:
Loss for the period	$(708,486)	$(771,022)
Items not involving cash:
Amortization	6,202	5,933
Shares issued for services rendered	50,000	-
Accretion of convertible debentures	182,741	188,119
Fair value of stock based compensation (note 2(d))	59,112	-
Changes in non-cash operating working capital:
Inventory	8,327	(2,442)
Accounts receivable	84,327	5,003
Prepaid expenses	15,053	18,508
Accounts payable and accrued liabilities	(26,009)	(67,573)
Accrued interest on convertible debentures	39,696	40,682
Deferred leasehold inducements	(4,585)	(4,994)
Deferred revenue	(19,930)	(12,254)
Net cash used in operations	(313,552)	(600,040)

Cash flows from investments:
Purchase of fixed assets	(2,122)	(454)
Net cash used in investments	(2,122)	(454)

Cash flows from financing:
Common shares issued, net of issue costs	10,524	277,810
Repayment of amount due to related party	(17,235)	-
Common share subscriptions received	-	600,000
Net cash provided by financing	(6,711)	877,810

Increase (decrease) in cash and cash equivalents	(322,385)	277,316

Cash and cash equivalents, beginning of period	522,943	196,012

Cash and cash equivalents, end of period	$200,558	$473,328

Supplemental information:
Non-cash financing and investing activities:
None	$-	$-

See accompanying condensed notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)
Three months ended March 31, 2006 and 2005
1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the three months ended March 31, 2006, 100% of sales revenue (2005 – 64%) was generated from a single customer.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. There can be no assurance that the Company can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Subsequent to December 31, 2006, the minimum revenue commitment by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive net earnings and cash flow.

2.	Basis of presentation:
(a) Unaudited financial Information

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

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

In December 2004, the Financial Accounting Standards Board (the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line amortization approach with the following weighted average assumptions:

				Three Months Ended
				March 31, 2006	March 31, 2005
		Expected life (years)		N/A	2.0
		Risk free interest rate		N/A	3.25%
		Expected volatility		N/A	183%
		Dividend yield		N/A	0%
		N/A	No option awards granted during the period

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

2.	Basis of presentation (continued)
	(d)	Stock-based compensation (continued)

The Company adopted SFAS 123R effective January 1, 2006, using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to financial statements as pro-forma, shall now be expensed over the same amortization period.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. The pro-forma information for the three months ended March 31, 2005 was as follows:

			Three Months Ended
			March 31, 2005
		Net loss for the period, as reported	$(771,022)
		Stock-based employee compensation if fair-value
		based method applied	(176,061)
		Pro forma net loss as if fair-value method had been applied	$(947,083)
		Basic and diluted loss per share:
		As reported	$(0.04)
		Pro forma	$(0.05)
		The weighted average fair value of stock options granted during the three months ended March 31, 2005 was $0.51 per option.

In applying the Modified Prospective Application method for the three months ended March 31, 2006, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $59,112 for the three months ended March 31, 2006. No stock options were granted during the three months ended March 31, 2006 and therefore, the recorded stock based compensation expense pertains to the amortization of unvested options over the vesting period.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

2.	Basis of presentation (continued)
	(d)	Stock-based compensation (continued)

As at January 1, 2006, the Company had an unrecorded deferred stock based compensation balance related to stock options of $263,132 before estimated forfeitures. In the Company’s pro-forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock based compensation for the awards not expected to vest was nil, and therefore, the unrecorded deferred stock based compensation balance related to stock options was not adjusted for estimated forfeitures.

As of March 31, 2006, the unrecorded deferred stock based compensation balance related to stock options was $204,020 and will be recognized over an estimated weighted average amortization period of 0.96 years.

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
		The number of shares used to calculate loss per share for the three month periods ended March 31, 2006 and 2005 was reduced by 300,000 shares in each year for shares issued and held by the Company.

3.	Deferred leasehold inducements:

			Three Months Ended March 31,
			2006	2005
		Balance, beginning of period	$48,264	$64,226
		Amortization	(4,567)	(4,305)
		Foreign exchange adjustment	(18)	(689)
		Balance, end of period	$43,679	$59,232

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

4.	Convertible debentures: (continued)

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures are being accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at March 31, 2006 has been calculated as follows:

	Face value of convertible debentures issued (cash received)		$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
	Accretion of convertible debentures		1,951,527
	Accrued interest payable		388,903
	Conversion of debentures		(249,611)
	Convertible debentures at March 31, 2006		$2,090,824

5.	Stock options:
	A summary of the Company’s stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2005	3,366,000	$0.48
	Options granted	-	-
	Options exercised	-	-
	Vested options expired	(5,000)	$1.25
	Unvested options forfeited	-	-

	Balance, March 31, 2006	3,361,000	$0.48
	Of those outstanding at March 31, 2006, 2,481,000 are exercisable (December 31, 2005 – 2,299,750), having a weighted average exercise price of $0.48 (2005 - $0.47).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

6.	Share purchase warrants:
	On January 9, 2006, 250,000 unvested common share purchase warrants expired without being exercised. These warrants had an exercise price of $0.25.
	On January 9, 2006, 25,000 share common purchase warrants were exercised at a price of $0.25 per share.

On January 19, 2006, in conjunction with a private placement, the Company issued 1,008,548 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for two (2) years at a price of $0.60 per share.

	A summary of the Company’s share purchase warrant activity is as follows:
				Weighted
			Weighted	average remaining
		Number	average	contractual life
		of shares	exercise price	(years)

	Balance, December 31, 2005	6,258,197	$0.46	2.53
	Warrants granted
	Private placement	1,008,548	$0.60	1.8
	Warrants exercised	(25,000)	$0.25
	Warrants expired	(250,000)	$0.25

	Balance, March 31, 2006	6,991,745	$0.46	2.38
	Of the warrants outstanding at March 31, 2006, 2,941,324 were held by the Company’s Chief Executive Officer (March 31, 2005 – 2,941,324).

7.	Commitments:
	Annual operating lease commitments are as follows:
	Period ending December 31:
	2006			$144,070
	2007			$189,599
	2008			$125,845

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

8.	Common stock:
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

9.	Subsequent events:
Exclusive Global Channel Partner Agreement

On May 5, 2006 the Company entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of its vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing basis the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB entering into this agreement and for providing the purchase and research commitments, The Company granted ABB an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets.

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

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing basis the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB entering into this agreement and for providing the purchase and research commitments, we have granted ABB an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets.

In addition to supplying vision guided robotic systems to ABB, we have provided them with eVF upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in the design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our new Exclusive Global Channel Partner Agreement.

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB, we do not have an established distribution channels for our services or products. In order to continue as a going concern, we will have to begin generating significant sales revenue.

From inception on January 3, 1994 to March 31, 2006, we have generated total revenues of only $3,107,635 and as of March 31, 2006, we have incurred an aggregate deficit of $20,770,961 during our development and operations stage. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

Our strategic operating priorities for fiscal 2006 include the following:

Our first and major priority for fiscal 2006 is to continue growing our revenue so that we achieve an operating profit for the year ended December 31, 2006. We intend to achieve this revenue growth on several fronts as follows:

We have expanded our relationship with ABB and will assist them with their TrueView marketing and sales program throughout North America, Europe and Asia. We also intend to continue to expand our product line to develop applications for each of the automotive business units within ABB and in doing so, utilize the sales personnel attached to each of these divisions.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the three months ended March 31, 2006 we incurred a foreign exchange loss of $6,974. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2005 and the three months ended March 31, 2006 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2006 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at March 31, 2006 approximate their carrying values.

To March 31, 2006, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Three-month period ended March 31, 2006 compared with the three-month period ended March 31, 2005.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended March 31, 2006 was 1.14903. For the three-month period ended March 31, 2005 the weighted average exchange was 1.22223. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $58,628 from $641,857 for the three-month period ended March 31, 2005 to $700,485 for the three-month period ended March 31, 2006. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $16,700. The foreign exchange adjustment accounted for an increase of $41,900 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended March 31, 2006 was $233,918 (March 31, 2005 - $102,830). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

Revenue for the three-month period ended March 31, 2006 included approximately $150,500 for 8 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $46,600 previously recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, and approximately $39,300 for commissioning services.

Cost of sales revenue for the three-month period ended March 31, 2006 was $15,482 or approximately 6.6%.

Revenue for the three-month period ended March 31, 2005 included approximately $52,900 for two vision systems delivered to ABB for installation in an engine assembly plant, approximately $17,300 previously recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $31,500 for eVF license sales (development and off-line licenses), and approximately $1,100 for other services.

Cost of sales revenue for the three-month period ended March 31, 2005 was $3,194 or approximately 3.1%.

We reported that research and development expenses increased $32,382 from $133,567 for the three-month period ended March 31, 2005 to $165,949 for the three-month period ended March 31, 2006. The foreign exchange differential accounted for approximately $9,900 of the increase indicating that actual research and development activity increased by approximately $22,400. The increase is accounted for by an increase in wage and benefit costs and the hiring of one additional vision scientist.

We reported that selling, general, and administrative expenses increased $26,246 from $508,290 for the three-month period ended March 31, 2005 to $534,536 for the three-month period ended March 31, 2006. The foreign exchange differential accounted for an increase of approximately $32,000, indicating an actual decrease in activity of approximately $5,800. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased $6,295 from $262,232 to $255,937. The foreign exchange differential accounted for an increase of approximately $15,300, resulting in an actual decrease in activity of approximately $21,600. The actual decrease resulted from the decrease of our staff by one employee.

•

Reported amortization expenses increased approximately $300 from $5,900 to $6,200. The foreign exchange differential accounted for approximately $400 of the increase, resulting in an actual decrease of approximately $100.

•

Reported legal expenses increased approximately $4,400 from $14,400 to $18,800. The foreign exchange differential accounted for approximately $1,000 of the increase, resulting in an actual increase in activity of approximately $3,300. The actual increase is principally a result of an increase in patent application and registration expenses.

•

Reported accounting expenses decreased approximately $29,800 from $34,700 to $4,900. The foreign exchange differential accounted for an increase of approximately $300, resulting in an actual decrease in activity of approximately $30,000. The actual decrease related to the change in our independent registered public accounting firm.

•

Reported travel and marketing expenditures decreased approximately $16,400 from approximately $95,200 to approximately $78,800. The foreign exchange differential accounted for an increase of approximately $4,700, resulting in an actual decrease in activity of approximately $21,100. The individual components of the reported decrease are as follows: investor relations increased from $55,400 to $57,400, travel decreased from $14,600 to $13,600, and marketing materials decreased from $16,200 to $1,10

•

Reported rent and premises cost increased approximately $5,100 from $53,300 to $58,400. The foreign exchange differential accounted for approximately $3,500 of the increase, resulting in an actual increase in activity of approximately $1,600.

Liquidity and Capital Resources

Working Capital and Operations

Our accounts receivable as of May 12, 2006 is approximately $350,000 and our cash position is approximately $130,000.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

- As at May 12, 2006, we have 21 employees and our salary costs are approximately $125,000 per month.

- For the year ended December 31, 2005 and the first three months of 2006, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $100,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

- We do not expect to incur significant capital expenditures during the remainder of 2006 unless they result from an increase in our level of operation.

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. There can be no assurance that the Company can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Subsequent to December 31, 2006, the minimum revenue commitment by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive net earnings and cash flow.

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

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at March 31, 2006 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion of convertible debentures	1,951,527
Accrued interest payable	388,903
Conversion of debentures	(249,611)
Convertible debentures at September 30, 2005	$2,090,824

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To March 31, 2006, $237,500 of principal and $12,112 of accrued interest has been converted into 998,448 common shares and 499,224 share purchase warrants. Accordingly, we have expensed $80,724 as the fair value of the warrants issued.

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

At a directors’ meeting held October 5, 2005, approval was given to a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offered 6,000,000 units at $0.50 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two (2) years at US$0.60 per share. On January 23, 2006 we issued 1,008,548 units on account of this private placement.

Off-Balance Sheet Arrangements

Not Applicable

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated audited financial statements for the period ended December 31, 2005, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Because we have had negative cash flows from operations from inception to March 31, 2006, if we are not able to obtain further financing we may become insolvent and investors could lose their entire investment.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses. We have sufficient cash and accounts receivable to pay ongoing operating expenses, at their current level, to approximately July 15, 2006. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The auditors’ report on our December 31, 2005 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have accumulated losses of $20,770,961 from inception to March 31, 2006, we may not be able to raise the additional capital we need.

We have accumulated losses of $20,770,961 from inception to March 31, 2006 and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to continue the development of our products, to pay the costs of marketing those products and to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, investors may decide that other companies are more attractive investments and choose not to invest in our company.

Several other factors may also hinder our efforts to raise capital. They include the following:

•	Our share price has been highly volatile during 2004, 2005 and 2006. The volatility of our share price may deter potential investors.
•	Many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.

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

Because the secured convertible debentures mature on August 25, 2006, we may have to have to provide approximately $2,500,000 to redeem the unconverted debentures.

The secured convertible debentures mature on August 25, 2006 and in accordance with the terms of the debentures the holders may elect to convert their debentures at a price of $0.25 per Unit. Each unit comprises one common share and one half-share purchase warrant. Each whole warrant has a five year term and is exercisable at any time into one common share at a price of $0.25 per share. To the extent that holders do not elect to convert, we will have to redeem the debentures for cash. To date approximately $280,000 of principal and accrued interest has been inverted into Units. If no further conversions take place, the total outstanding principal and accrued interest as at August 25, 2006 will be approximately $2,500,000. If we are unable to fund the repayment of the secured convertible debentures, we face a risk of insolvency.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-

dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s Chief Financial Officer and our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter

10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
10.18	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Owen L.J. Jones	Chief Executive Officer,	May 12, 2006
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	May 12, 2006
Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	May 12, 2006
Edward A. White	Director
(Principal Financial and Accounting
Officer)