Form 10QSB
period 2006-06-30
BRAINTECH INC
filed 2006-08-17
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,883,101 Common shares, par value $0.001, as at August 11, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 30

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis page 17

Item 3 Controls and Procedures page 29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds page 29

Item 3. Defaults upon Senior Securities page 30

Item 4. Submission of Matters to a Vote of Securities Holders page 30

Item 5. Other Information page 30

Item 6. Exhibits page 30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at June 30, 2006 (unaudited) and December 31, 2005;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2006;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the six months ended June 30, 2006;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 30, 2005 and 2006.

Condensed Consolidated Financial Statements of

(Expressed in United States dollars)

BRAINTECH, INC.

Six months ended June 30, 2006 and 2005

Three months ended June 30, 2006 and 2005
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$69,017	$522,943
Accounts receivable	136,466	321,912
Inventory	10,555	17,487
Prepaid expenses	48,668	44,700
	264,706	907,042

Fixed assets	35,062	44,590

	$299,768	$951,632

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$83,107	$84,768
Accrued liabilities	247,447	238,952
Deferred leasehold inducements (note 3)	40,821	48,264
Deferred revenue	65,613	98,551
Due to related party	62,495	77,187
Convertible debentures (note 4)	2,286,557	1,868,387
	2,786,040	2,416,109

Stockholders’ equity (deficiency):
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 24,883,101 shares	24,883	23,354
(December 31, 2005 – 23,353,689 shares)
Additional paid-in capital	19,036,783	18,574,644
Accumulated deficit	(21,547,938)	(20,062,475)
	(2,486,272)	(1,464,477)

	$299,768	$951,632

See accompanying notes to condensed consolidated financial statements.

1

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005

Sales	$560,547	$642,869	$326,629	$540,039
Cost of sales	28,570	28,921	13,088	25,727

Gross margin	531,977	613,948	313,541	514,312

Operating expenses:
Research and development	329,661	285,454	163,712	151,886
Selling, general and administration	1,225,621	1,100,642	691,085	592,353
	1,555,282	1,386,096	854,797	744,239

Operating loss	(1,023,305)	(772,148)	(541,256)	(229,927)

Non-operating:
Interest income	274	4	-	4
Interest expense	(4,274)	-	-	-
Interest on convertible
debentures (note 4)	(79,557)	(81,348)	(39,861)	(40,666)
Accretion of convertible
debentures (note 4)	(368,829)	(390,896)	(186,088)	(202,777)
Fair value of warrants issued on
conversion of debentures (note 4)	(9,772)	(8,670)	(9,772)	(8,670)
	(462,158)	(480,910)	(235,721)	(252,109)

Loss for the period	$(1,485,463)	$(1,253,058)	(776,977)	$(482,036)

Loss per share information:
Basic and diluted	$(0.06)	$(0.06)	(0.03)	$(0.02)

Weighted average number of
Common shares outstanding	24,105,980	21,200,642	24,324,479	21,927,833

See accompanying notes to condensed consolidated financial statements.

2

BRAINTECH, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	equity

Balance, December 31, 2005	23,353,689	$23,354	$18,574,644	$(20,062,475)	$(1,464,477)

Common stock transactions:
(net of share issue costs)
Shares issued for cash on exercise
of share purchase warrants	25,000	25	6,225	-	6,250
Shares issued on conversion of
convertible debentures	120,864	121	30,095	-	30,216
Shares issued for cash net of
subscriptions received in 2005	1,008,548	1,008	3,266	-	4,274
Shares issued for services rendered	375,000	375	173,375		173,750
Common stock subscriptions			120,000		120,000
Fair value of stock options expensed	-	-	119,406	-	119,406
Fair value of warrants issued on
conversion of debentures	-	-	9,772	-	9,772
Loss for the period	-	-	-	(1,485,463)	(1,485,463)
Balance, June 30, 2006	24,883,101	$24,883	$19,036,783	$(21,547,938)	$(2,486,272)

See accompanying notes to condensed consolidated financial statements.

3

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30
	2006	2005

Cash flows from operations:
Loss for the period	$(1,485,463)	$(1,253,058)
Items not involving cash:
Amortization	12,403	11,914
Shares issued for services rendered	173,750	-
Accretion of convertible debentures	368,829	390,896
Fair value of warrants issued on conversion of debentures	9,772	8,670
Fair value of stock based compensation (note 2(d))	119,406	-
Changes in non-cash operating working capital:
Inventory	6,932	(17,662)
Accounts receivable	185,446	(500,526)
Prepaid expenses	(3,968)	(9,348)
Accounts payable and accrued liabilities	6,834	(72,435)
Accrued interest on convertible debentures	79,557	81,348
Deferred leasehold inducements	(7,443)	(9,838)
Deferred revenue	(32,938)	37,381
Net cash used in operating activities	(566,883)	(1,332,658)

Cash flows from investments:
Purchase of fixed assets	(2,875)	(5,084)
Net cash used in investing activities	(2,875)	(5,084)

Cash flows from financing:
Common shares issued, net of issue costs	10,524	1,546,000
Repayment of amount due to related party	(14,692)	-
Common share subscriptions received	120,000	-
Net cash provided by financing activities	115,832	1,546,000

Increase (decrease) in cash and cash equivalents	(453,926)	208,258

Cash and cash equivalents, beginning of period	522,943	196,012

Cash and cash equivalents, end of period	$69,017	$404,270

Supplemental information:
Non-cash financing and investing activities:
Shares and warrants issued on conversion of
convertible debentures	$39,988	$35,478

See accompanying notes to condensed consolidated financial statements.

4

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005
1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the six months ended June 30, 2006, 100% of sales revenue (2005 – 80%) was generated from a single customer, ABB Inc. (“ABB”).

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by leveraging its Exclusive Global Channel Partner Agreement with a major supplier of robotic systems, generating positive cash flows from operations and ultimately attaining profitability. It is the Company’s intention to focus on developing this partnership and continuing as their principal supplier of vision systems, raising financing and achieving profitable operations. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

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

1

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

2

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005

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

			Six Months Ended
			June 30, 2006	June 30, 2005
		Expected life (years)	2.0	2.0
		Risk free interest rate	5.01%	3.25%
		Expected volatility	152%	183%
		Dividend yield	0%	0%

1

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005

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

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. The pro-forma information for the six months ended June 30, 2005 was as follows:

			Six Months Ended
			June 30, 2005
		Net loss for the period, as reported	$(1,253,058)
		Stock-based employee compensation if fair-value
		based method applied	(281,691)
		Pro forma net loss as if fair-value method had been applied	$(1,534,749)
		Basic and diluted loss per share:
		As reported	$(0.06)
		Pro forma	$(0.07)
		The weighted average fair value of stock options granted during the six months ended June 30, 2005 was $0.51 per option.

In applying the Modified Prospective Application method for the six months ended June 30, 2006, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $119,406 for the six months ended June 30, 2006.

1

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005

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

As of June 30, 2006, the unrecorded deferred stock based compensation balance related to stock options was $212,965 and will be recognized over an estimated weighted average amortization period of 1.11 years.

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
		The number of shares used to calculate loss per share for the six month periods ended June 30, 2006 and 2005 was reduced by 300,000 shares in each year for shares issued and held by the Company.

3.	Deferred leasehold inducements:
			Six Months Ended June 30,
			2006	2005
		Balance, beginning of period	$48,264	$64,226
		Amortization	(9,263)	(8,545)
		Foreign exchange adjustment	1,820	(1,293)

2

Balance, end of period	$40,821	$54,388

3

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005

4.	Convertible debentures:

Between September 5, 2003 and May 21, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $2,250,000. A general security agreement covering all of the Company’s real, personal and intangible property has been pledged as security for the debentures. The debentures mature on August 25, 2006 and bear interest at eight percent (8%) per annum. All convertible debentures rank pari passu with all convertible debentures issued. The principal amount and accrued interest are convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To date, $262,500 of principal and $17,328 of accrued interest has been converted into 1,119,312 common shares and 559,656 share purchase warrants. Accordingly, the Company has expensed $90,513 as the fair value of the warrants issued.

1

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005

4.	Convertible debentures: (continued)

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures are being accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at June 30, 2006 has been calculated as follows:

	Face value of convertible debentures issued (cash received)		$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
	Accretion of convertible debentures		2,137,615
	Accrued interest payable		428,764
	Conversion of debentures		(279,827)
	Convertible debentures at June 30, 2006		$2,286,557

5.	Stock options:
	A summary of the Company’s stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2005	3,366,000	$0.48
	Options granted	200,000	$0.51
	Options exercised	-	-
	Vested options expired	(55,000)	$0.89
	Unvested options forfeited	(75,000)	$0.46

	Balance, June 30, 2006	3,436,000	$0.48
	Of those outstanding at June 30, 2006, 2,533,500 are exercisable (December 31, 2005 – 2,299,750), having a weighted average exercise price of $0.47 (December 31, 2005 - $0.47).

1

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005
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

	On April 7, 2006, 200,000 vested common share purchase warrants expired without being exercised. These warrants had a weighted average exercise price of $0.87.

On May 10, 2006, at the request of a debenture holder the Company converted $25,000 of principal and $5,216 of accrued interest into 120,864 common shares and 60,432 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($9,772) has been recorded as an expense.

	A summary of the Company’s share purchase warrant activity is as follows:
				Weighted
			Weighted	average remaining
		Number	average	contractual life
		of shares	exercise price	(years)

	Balance, December 31, 2005	6,258,197	$0.46	2.53
	Warrants granted
	Private placement	1,008,548	$0.60	1.6
	Debenture conversion	60,432	$0.25	4.8
	Warrants exercised	(25,000)	$0.25
	Warrants expired	(450,000)	$0.53

	Balance, June 30, 2006	6,852,177	$0.48	2.16
	Of the warrants outstanding at June 30, 2006, 2,941,324 were held by the Company’s Chief Executive Officer (June 30, 2005 – 2,941,324).

7.	Commitments:
	Annual operating lease commitments are as follows:
	Period ending December 31:

2

2006	$100,119
2007	$197,639
2008	$131,182

3

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2006 and 2005

8.	Common stock:
On January 9, 2006 the Company issued 25,000 common shares on the exercise of common share purchase warrants at a price of $0.25 per share.

On January 23, 2006 the Company issued 1,008,548 units at $0.50 per unit representing subscription proceeds of $500,000 and $4,274 of accrued interest paid from receipt date of the subscription amount. Each unit comprises one common share and one share purchase warrant. Each warrant has a two (2) year term and is exercisable at any time into one common share at a price of $0.60 per share.

On February 2, 2006 the Company issued 100,000 common shares for services rendered at a deemed price of $0.50 per share.

On May 10, 2006 the Company issued 120,864 units at $0.25 per unit representing the conversion of $25,000 of debenture principal and $5,216 of accrued interest. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five year term and is exercisable at any time into one common share at a price of $0.25 per share.

On June 7, 2006 the Company issued 275,000 common shares for services rendered at a deemed price of $0.45 per share.

9.	Exclusive Global Channel Partner Agreement:

On May 5, 2006 the Company entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of its vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB entering into this agreement and for providing the purchase and research commitments, the Company granted ABB an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets.

4

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

Where we say "we", "us", "our", or "the Company", we mean Braintech Inc. and our subsidiaries, Braintech Canada, Inc. and Brainware Systems Inc.

OVERVIEW

We are in the business of developing technologies and products used in machine, or "computerized”, vision. Machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control). Since entering into a strategic alliance with ABB Inc. in March, 2000, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry. ABB Inc., which is based in Europe and employs over 165,000 people in more than 100 countries, is a major supplier of industrial robots and manufacturing automation systems.

Effective February 1, 2004, we entered into an Exclusive Channel Partner Agreement with ABB Inc. whereby we agreed to work together to develop and market vision guided robotic systems to ABB’s North American automotive customers. Early successes convinced ABB to create a marketing strategy centered on a brand called TrueView™. TrueView™ Vision Guided Robotics systems fully integrate our technology. In January 2005, we expanded the scope of our February 1, 2004 exclusive channel partner agreement to allow ABB to market TrueView™ in the European Economic Union and to sub-license TrueView™ to their business partners on a worldwide basis.

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of our eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB Inc. has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB Inc. entering into this agreement and for providing the purchase and research commitments, we have granted ABB Inc. an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets.

In addition to supplying vision guided robotic systems to ABB Inc., we have provided them with upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in the design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our new Exclusive Global Channel Partner Agreement.

In addition to our relationship with ABB Inc., we work with Talk Engineering Co., Ltd. in an effort to develop vision guided robotic solutions powered by our technologies specifically for the auto manufacturing industry in Japan. Talk Engineering is a regional Japanese machine vision developer and integrator primarily serving Japanese automobile and foods manufacturers, and was introduced by us to ABB Japan as a regional resource for developing TrueView™ solutions for the Japanese market.

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to June 30, 2006, we have generated total revenues of only $3,434,264 and as of June 30, 2006, we have incurred an aggregate deficit of $21,547,938. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We believe that our present and anticipated cash resources from operations and equity financing will be sufficient to pay our ongoing cash operating expenses until approximately December 31, 2006. There can be no assurance we can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If we cannot do either, there is a risk that our company will fail. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

Our strategic operating priorities for the balance of 2006 focus primarily on our need to generate an operating profit by December 31, 2006. We intend to achieve this revenue growth on several fronts as follows:

We have expanded our relationship with ABB Inc. and will assist them with their TrueView™ marketing and sales program throughout North America, Europe and Asia. We also intend to continue to expand our product line to develop applications for each of the automotive business units within ABB Inc. and in doing so, utilize the sales personnel attached to each of these divisions.

We intend to continue to expand our revenue sources outside ABB Inc. and the automotive industry. We intend to continue to pursue opportunities with the United States Government; particularly the Departments of Energy, Defense and Homeland Security.

We intend to promote our eVF Evaluation Kit, which we introduced in 2005. We believe that once engineers realize the ease of use of eVF they will create and develop their own vision guided robotic applications for eVF.

Another priority for 2006 is to continue the development of CoBuss, our Internet-based service and support system. This product has attracted interest outside of our original target market of the industrial manufacturing industry and we intend to pursue these markets throughout 2006.

Finally, we intend to continue to add functionality to eVF by developing additional components and features.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the six months ended June 30, 2006 we incurred a foreign exchange loss of $15,350. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2005 and the six months ended June 30, 2006 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at June 30, 2006 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at June 30, 2006 approximate their carrying values.

To June 30, 2006, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Six-month period ended June 30, 2006 compared with the six-month period ended June 30, 2005.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the six-month period ended June 30, 2006 was 1.13063. For the six-month period ended June 30, 2005 the weighted average exchange was 1.22430. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $169,186 from $1,386,096 for the six-month period ended June 30, 2005 to $1,555,282 for the six-month period ended June 30, 2006. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $50,200. The foreign exchange adjustment accounted for an increase of $119,000 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the six month period ended June 30, 2006 was $560,547 (June 30, 2005 - $642,869). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

Revenue for the six-month period ended June 30, 2006 included approximately $253,400 for 14 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $91,100 originally recorded as deferred revenue and amortized during the current period into revenue in accordance with SOP 97-2, approximately $62,700 for commissioning services, and $150,000 for engineering services related to the bin picking project.

Cost of sales for the six-month period ended June 30, 2006 was $28,570 or approximately 5.1% of revenue.

Revenue for the six-month period ended June 30, 2005 included approximately $470,800 for 23 vision systems delivered to ABB Inc. for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $37,800 originally recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $34,500 for eVF license sales (development and off-line licenses), and approximately $15,400 for training and other services.

Cost of sales for the six-month period ended June 30, 2005 was $28,921 or approximately 4.5% of revenue.

We reported that research and development expenses increased $44,207 from $285,454 for the six-month period ended June 30, 2005 to $329,661 for the six-month period ended June 30, 2006. The foreign exchange differential accounted for approximately $25,200 of the increase indicating that actual research and development activity increased by approximately $19,000. The increase is accounted for by an increase in wage and benefit costs and the hiring of one additional vision scientist.

We reported that selling, general, and administrative expenses increased $124,979 from $1,100,642 for the six-month period ended June 30, 2005 to $1,225,621 for the six-month period ended June 30, 2006. The foreign exchange differential accounted for an increase of approximately $93,800, indicating an actual decrease in activity of approximately $31,200. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased $5,538 from $522,645 to $517,107. The foreign exchange differential accounted for an increase of approximately $37,400, resulting in an actual decrease in activity of approximately $42,900. The actual decrease resulted from the decrease of our staff by one employee.

•

Stock option expense in the amount of $119,406 was recorded for the six-month period ended June 30, 2006 in accordance with the requirements of SFAS No. 123R, “Share-Based Payment” adopted by the Company on January 1, 2006. No stock option expense was recorded for the six-month period ended June 30, 2005.

•

Reported amortization expenses increased approximately $500 from $11,900 to $12,400. The foreign exchange differential accounted for an increase of approximately $900, resulting in an actual decrease of approximately $400.

•

Reported legal expenses increased approximately $35,400 from $48,400 to $83,800. The foreign exchange differential accounted for approximately $6,063 of the increase, resulting in an actual increase in activity of approximately $29,300. The actual increase is principally a result of an increase in patent application and registration expenses.

•

Reported accounting expenses decreased approximately $57,500 from $70,300 to $12,800. The foreign exchange differential accounted for an increase of approximately $900, resulting in an actual decrease in activity of approximately $58,400. The actual decrease related to the change in our independent registered public accounting firm and one time corporate income tax compliance expenses incurred during the six-month period ended June 30, 2005

•

Reported travel and marketing expenditures decreased approximately $5,200 from approximately $252,500 to approximately $247,300. The foreign exchange differential accounted for an increase of approximately $17,800, resulting in an actual decrease in activity of approximately $23,100. The individual components of the reported decrease are as follows: investor relations increased from $148,300 to $206,200, travel decreased from $33,600 to $25,100, and marketing materials decreased from $44,300 to $1,100.

•

Reported rent and premises cost increased approximately $13,200 from $103,900 to $117,100. The foreign exchange differential accounted for approximately $8,500 of the increase, resulting in an actual increase in activity of approximately $4,700.

Three-month period ended June 30, 2006 compared with the three-month period ended June 30, 2005.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended June 30, 2006 was 1.10858. For the three-month period ended June 30, 2005 the weighted average exchange was 1.23884. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $110,558 from $744,239 for the three-month period ended June 30, 2005 to $854,797 for the three-month period ended June 30, 2006. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $20,700. The foreign exchange adjustment accounted for an increase of $89,900 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended June 30, 2006 was $326,629 (June 30, 2005 - $540,039). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

Revenue for the three-month period ended June 30, 2006 included approximately $102,900 for 6 vision systems delivered to ABB Inc. for installation in automobile manufacturing plants, approximately $44,500 originally recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, and approximately $23,400 for commissioning services.

Cost of sales for the three-month period ended June 30, 2006 was $13,088 or approximately 4.0% of revenue.

Revenue for the three-month period ended June 30, 2005 included approximately $417,900 for 21 vision systems delivered to ABB for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $20,500 originally recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $3,000 for eVF license sales (development and off-line licenses), and approximately $14,300 for training and other services.

Cost of sales for the three-month period ended June 30, 2005 was $25,727 or approximately 4.8% of revenue.

We reported that research and development expenses increased $11,826 from $151,886 for the three-month period ended June 30, 2005 to $163,712 for the three-month period ended June 30, 2006. The foreign exchange differential accounted for an increase of approximately $17,200 indicating that actual research and development activity decreased by approximately $5,400.

We reported that selling, general, and administrative expenses increased $98,732 from $592,353 for the three-month period ended June 30, 2005 to $691,085 for the three-month period ended June 30, 2006. The foreign exchange differential accounted for an increase of approximately $72,700, indicating an actual decrease in activity of approximately $26,000. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries increased $716 from $260,413 to $261,129. The foreign exchange differential accounted for an increase of approximately $27,500, resulting in an actual decrease in activity of approximately $26,800. The actual decrease resulted from the decrease of our staff by one employee.

•

Stock option expense in the amount of $60,294 was recorded for the three-month period ended June 30, 2006 in accordance with the requirements of SFAS No. 123R, “Share-Based Payment” which we adopted on January 1, 2006. No stock option expense was recorded for the three-month period ended June 30, 2006.

•

Reported amortization expenses increased approximately $200 from $6,000 to $6,200. The foreign exchange differential accounted for an increase of approximately $700, resulting in an actual decrease of approximately $500.

•

Reported legal expenses increased approximately $31,000 from $34,000 to $65,000. The foreign exchange differential accounted for approximately $6,800 of the increase, resulting in an actual increase in activity of approximately $24,200. The actual increase is principally a result of an increase in patent application and registration expenses.

•

Reported accounting expenses decreased approximately $27,700 from $35,600 to $7,900. The foreign exchange differential accounted for an increase of approximately $800, resulting in an actual decrease in activity of approximately $28,500. The actual decrease related to the change in our independent registered public accounting firm and one time corporate income tax compliance expenses incurred during the three-month period ended June 30, 2005.

•

Reported travel and marketing expenditures increased approximately $11,100 from $157,400 to $168,500. The foreign exchange differential accounted for an increase of approximately $17,700, resulting in an actual decrease in activity of approximately $6,600. The individual components of the reported decrease are as follows: investor relations increased from $92,900 to $148,700, travel decreased from $19,000 to $14,500, and marketing materials decreased from $29,200 to $Nil.

•

Reported rent and premises cost increased approximately $8,100 from $50,700 to $58,700. The foreign exchange differential accounted for approximately $6,200 of the increase, resulting in an actual increase in activity of approximately $1,900.

Liquidity and Capital Resources

Working Capital and Operations

Our accounts receivable as of August 11, 2006 is approximately $50,000 and our cash position is approximately $230,000.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

- As at August 11, 2006, we have 21 employees and our salary costs are approximately $125,000 per month.

- For the year ended December 31, 2005 and the first six months of 2006, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $100,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

- We do not expect to incur significant capital expenditures during the remainder of 2006 unless they result from an increase in our level of operation.

Based on our current financial position, we believe that our present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses until approximately December 31, 2006. There can be no assurance that we can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If we cannot do either, there is a risk that our business and our company will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of $1,500,000 for the year ended December 31, 2006. During the first six months of 2006, ABB Inc. has made purchases totalling approximately $400,000 towards this minimum purchase guarantee. We expect that the balance of $1,100,000 of the minimum purchase guarantee will be weighted towards the 4th quarter of 2006 and, when compared to our anticipated expenses, we expect to report positive net earnings and cash flow for the 4th quarter.

Subsequent to December 31, 2006, the minimum revenue commitment by ABB Inc. pursuant to the Exclusive Global Channel Partner Agreement should result in positive net earnings and cash flow on a continuing basis.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of debt and equity financing. In the past twenty four months we have obtained financing as follows:

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

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at June 30, 2006 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion of convertible debentures	2,137,615
Accrued interest payable	428,764

Conversion of debentures	(279,827)
Convertible debentures at June 30, 2006	$2,286,557

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants will be assigned and recognized as an expense. To June 30, 2006, $262,500 of principal and $17,327 of accrued interest has been converted into 1,119,312 common shares and 559,656 share purchase warrants. Accordingly, we have expensed $90,513 as the fair value of the warrants issued.

The debentures provide that holders will be paid the principal sum together with interest on August 25, 2006 (the Scheduled Maturity Date). The holders are entitled, at their option, to convert at any time until payment in full of the debenture, all or any part of the principal amount and accrued interest. The degree to which holders will either convert their debentures into units of common shares and share purchase warrants or have their debentures redeemed for cash is unknown at this time.

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

At a directors’ meeting held March 10, 2005, approval was given to a private placement of 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. On May 3, 2005 we closed $1,307,000 of the private placement. In conjunction with this portion of the private placement, we paid $39,210 and issued 52,500 shares as finders’ fees.

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

At a directors’ meeting held May 30, 2006, approval was given to a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offered 10,000,000 units at $0.30 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three (3) years at US$0.50 per share. To August 11, 2006 we have received subscription proceeds of $464,800 on account of this private placement.

Off-Balance Sheet Arrangements

Not Applicable

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our consolidated audited financial statements for the period ended December 31, 2005, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Because we have had negative cash flows from operations from inception to June 30, 2006, if we are not able to obtain further financing we may become insolvent and investors could lose their entire investment.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses. We have sufficient cash and accounts receivable to pay ongoing operating expenses, at their current level, to approximately September 30, 2006. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The auditors’ report on our December 31, 2005 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have accumulated losses of $21,547,938 from inception to June 30, 2006, we may not be able to raise the additional capital we need.

We have accumulated losses of $21,547,938 from inception to June 30, 2006 and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to continue the development of our products, to pay the costs of marketing those products and to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, investors may decide that other companies are more attractive investments and choose not to invest in our company.

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

Because the secured convertible debentures mature on August 25, 2006, we may have to provide approximately $2,500,000 to redeem the unconverted debentures.

The secured convertible debentures mature on August 25, 2006 and in accordance with the terms of the debentures the holders may elect to convert their debentures at a price of $0.25 per Unit. Each unit comprises one common share and one half-share purchase warrant. Each whole warrant has a five year term and is exercisable at any time into one common share at a price of $0.25 per share. To the extent that holders do not elect to convert, we will have to redeem the debentures for cash. To date approximately $280,000 of principal and accrued interest has been converted into Units. If no further conversions take place, the total outstanding principal and accrued interest as at August 25, 2006 will be approximately $2,500,000. If we are unable to fund the repayment of the secured convertible debentures, we face a risk of insolvency.

Because we have no significant sales history and are substantially dependent on our Exclusive Global Channel Partner Agreement with ABB Inc. to generate future sales, our future is uncertain if our relationship with ABB fails or ABB is not successful in generating the amount of sales that we need.

We believe our exclusive global channel partner agreement with ABB is our best prospect for generating sales revenue. We have no other established distribution channels or marketing arrangements. If ABB does not generate sales for us, either as a result of unsuccessful sales efforts or a breakdown of our business relationship, we may not ever become profitable and our business may fail.

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

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2005 the market price of our common stock has varied between $0.26 and $0.99. As we have not announced any material changes to our operations, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this quarterly report, we are not involved in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of our unregistered equity securities that has not been disclosed in a current report on Form 8-K prior to the filing of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 21, 2006 we held our annual general meeting of shareholders.

At the meeting the shareholders elected directors as follows:

Director	Votes For	Votes Withheld

Owen Jones	9,464,477	1,505
Babak Habibi	9,463,765	2,217
Edward White	8,941,341	524,641
James Speros	8,909,431	556,551
Drew Miller	2,781,714	6,684,268
Clifford Butler	9,464,355	1,627

At the meeting the shareholders ratified the selection of Smythe Ratcliffe, Chartered Accountants, as the Company’s independent registered public accounting firm as follows:

For:	9,370,075
Against:	1,505
Abstain:	94,402

ITEM 5. OTHER INFORMATION

By consent resolution dates June 21, 2006, the Board determined that it would not populate the various committees (the Audit Committee, the Compensation Committee and the Corporate Governance Committee) until additional Board of Director members could be appointed. Although it was expected that the additional Board members would be appointed shortly after the meeting, suitable candidates have not yet been identified. As a consequence, this Form 10-QSB and related Financial Statements as at June 30, 2006 have not been reviewed by an Audit Committee. However, by consent resolution dated August 9, 2006 the Board approved the Form 10-QSB and related Financial Statements for issuance. The Board is currently conducting an aggressive search for suitable candidates for appointment to the Board of Director and to the various Committees of the Board.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

(12) Exhibit already on file - exhibit to our Form 8-K filed March 9, 2004.

(13) Exhibit already on file - exhibit to our Form 8-K filed January 19, 2005.

(14) Exhibit already on file - exhibit to our Form 8-K filed March 3, 2005.

(15) Exhibit already on file – exhibit to our Form 10QSB covering the quarter ended March 31, 2006.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Owen L.J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	August 11, 2006

/s/ Babak Habibi Babak Habibi	President, Director	August 11, 2006

/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	August 11, 2006