Form 10QSB
period 2006-09-30
BRAINTECH INC
filed 2006-11-15
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,732,433 Common shares, par value $0.001, as at November 14, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 33

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 1

Item 2. Management's Discussion and Analysis page 19

Item 3 Controls and Procedures page 32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds page 33

Item 3. Defaults upon Senior Securities page 33

Item 4. Submission of Matters to a Vote of Securities Holders page 33

Item 5. Other Information page 33

Item 6. Exhibits page 33

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at September 30, 2006 (unaudited) and December 31, 2005;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and 2006;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the nine months ended September 30, 2006;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2005 and 2006.

Condensed Consolidated Financial Statements of

(Expressed in United States dollars)

BRAINTECH, INC.

Nine months ended September 30, 2006 and 2005

Three months ended September 30, 2006 and 2005
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$30,169	$522,943
Accounts receivable	84,017	321,912
Inventory	17,289	17,487
Prepaid expenses	65,968	44,700
	197,443	907,042

Fixed assets	29,864	44,590

	$227,307	$951,632

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$124,926	$84,768
Accrued liabilities	242,660	238,952
Deferred leasehold inducements (note 3)	36,302	48,264
Deferred revenue	46,264	98,551
Due to related party	76,288	77,187
Convertible debentures (note 4)	2,056,498	1,868,387
Current portion of long term debt (note 9)	280,000	-
	2,862,938	2,416,109
Non-current liabilities
Bank term loan (note 9)	120,000	-
	2,982,938	2,416,109

Stockholders’ equity (deficiency):
Common stock
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 26,432,433 shares	26,432	23,354
(December 31, 2005 – 23,353,689 shares)
Additional paid-in capital	19,892,883	18,574,644
Accumulated deficit	(22,674,946)	(20,062,475)
	(2,755,631)	(1,464,477)

	$227,307	$951,632

See accompanying notes to condensed consolidated financial statements.

1

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005

Sales	$692,505	$904,981	$131,958	$262,112
Cost of sales	37,234	47,492	8,663	18,570

Gross margin	655,271	857,489	123,295	243,542

Operating expenses:
Research and development	517,555	442,979	165,938	157,526
Selling, general and administration	1,668,271	1,708,036	464,607	607,394
	2,185,826	2,151,015	630,545	764,920

Operating loss	(1,530,555)	(1,293,526)	(507,250)	(521,378)

Non-operating:
Interest income	274	4	-	-
Interest expense - other	(4,274)	-		-
Interest on long-term debt	(655)		(655)
Interest on convertible
debentures (note 4)	(133,905)	(122,431)	(54,348)	(41,083)
Accretion of convertible
debentures (note 4)	(481,209)	(580,446)	(112,380)	(189,550)
Fair value of warrants issued on
conversion of debentures (note 4)	(9,772)	(8,670)	-	-
Fair value of warrants issued on
settlement of debentures (note 4)	(452,375)	-	(452,375)	-
	(1,081,916)	(711,543)	(619,758)	(230,633)

Loss for the period	$(2,612,471)	$(2,005,069)	$(1,127,008)	$(752,011)

Loss per share information:
Basic and diluted	$(0.11)	$(0.09)	(0.04)	$(0.03)

Weighted average number of
Common shares outstanding	24,442,699	21,654,019	25,105,159	22,545,989

See accompanying notes to condensed consolidated financial statements.

2

BRAINTECH, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	equity

Balance, December 31, 2005	23,353,689	$23,354	$18,574,644	$(20,062,475)	$(1,464,477)

Common stock transactions:
(net of share issue costs)
Shares issued for cash on exercise
of share purchase warrants	25,000	25	6,225	-	6,250
Shares issued on conversion of
convertible debentures	120,864	121	30,095	-	30,216
Shares issued for cash net of
subscriptions received in 2005	2,557,880	2,557	466,517	-	469,074
Shares issued for services rendered	375,000	375	173,375		173,750
Fair value of debenture settlement
warrants			452,376		452,376
Fair value of stock options expensed	-	-	179,879	-	179,879
Fair value of warrants issued on
conversion of debentures	-	-	9,772	-	9,772
Loss for the period	-	-	-	(2,612,471)	(2,612,471)
Balance, September 30, 2006	26,432,433	$26,432	$19,892,883	$(22,674,946)	$(2,755,631)

See accompanying notes to condensed consolidated financial statements.

3

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended September 30
	2006	2005

Cash flows from operations:
Loss for the period	$(2,612,471)	$(2,005,069)
Items not involving cash:
Amortization	17,601	18,179
Shares issued for services rendered	173,750	-
Accretion of convertible debentures	481,209	580,446
Fair value of warrants issued on conversion of debentures	9,772	8,670
Fair value of warrants issued on settlement of debentures	452,375	-
Fair value of stock based compensation (note 2(d))	179,879	14,588
Changes in non-cash operating working capital:
Inventory	198	(13,308)
Accounts receivable	237,895	(246,833)
Prepaid expenses	(21,268)	(8,162)
Accounts payable and accrued liabilities	43,866	(105,518)
Accrued interest on convertible debentures	133,905	122,431
Deferred leasehold inducements	(11,962)	(11,676)
Deferred revenue	(52,287)	53,030
Net cash used in operating activities	(967,538)	(1,593,222)

Cash flows from investments:
Purchase of fixed assets	(2,875)	(6,407)
Net cash used in investing activities	(2,875)	(6,407)

Cash flows from financing:
Common shares issued, net of issue costs	475,325	1,546,000
Repayment of amount due to related party	(899)	-
Proceeds from Bank Term Loan	400,000	-
Redemption of Debentures	(396,787)	-
Net cash provided by financing activities	477,639	1,546,000

Increase (decrease) in cash and cash equivalents	(492,774)	(53,629)

Cash and cash equivalents, beginning of period	522,943	196,012

Cash and cash equivalents, end of period	$30,169	$142,383

Supplemental information:
Non-cash financing and investing activities:
Shares and warrants issued on conversion of
convertible debentures	$39,988	$35,478
Warrants issued on settlement of debentures	$452,375	-

See accompanying notes to condensed consolidated financial statements.

4

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2006 and 2005
1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the nine months ended September 30, 2006, 100% of sales revenue (2005 – 86%) was generated from a single customer, ABB Inc. (“ABB”).

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses until approximately January 31, 2007. There can be no assurance that the Company can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Subsequent to January 31, 2007, the minimum revenue commitment by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive net earnings and cash flow.

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

Nine months ended September 30, 2006 and 2005

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

			Nine Months Ended
			September 30, 2006	September 30, 2005
		Expected life (years)	2.0	2.0
		Risk free interest rate	5.01%	3.41%
		Expected volatility	152%	177%
		Dividend yield	0%	0%

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2006 and 2005

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

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. The pro-forma information for the nine months ended September 30, 2005 was as follows:

			Nine Months Ended
			September 30, 2005
		Net loss for the period, as reported	$(2,005,069)
		Stock-based employee compensation if fair-value
		based method applied	(394,116)
		Pro forma net loss as if fair-value method had been applied	$(2,399,185)
		Basic and diluted loss per share:
		As reported	$(0.09)
		Pro forma	$(0.11)
		The weighted average fair value of stock options granted during the nine months ended September 30, 2005 was $0.48 per option.

In applying the Modified Prospective Application method for the nine months ended September 30, 2006, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $179,879 for the Nine months ended September 30, 2006.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)
Nine months ended September 30, 2006 and 2005

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

As of September 30, 2006, the unrecorded deferred stock based compensation balance related to stock options was $160,478 and will be recognized over an estimated weighted average amortization period of 0.95 years.

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

3.	Deferred leasehold inducements:

			Nine Months Ended September 30,
			2006	2005
		Balance, beginning of period	$48,264	$64,226
		Amortization	(13,968)	(12,927)
		Foreign exchange adjustment	2,006	1,251
		Balance, end of period	$36,302	$52,550

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2006 and 2005

4.	Convertible debentures:

Between September 5, 2003 and May 21, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $2,250,000. A general security agreement covering all of the Company’s real, personal and intangible property was pledged as security for the debentures. The debentures matured on August 25, 2006 and bore interest at eight percent (8%) per annum. All convertible debentures ranked pari passu with all convertible debentures issued. The principal amount and accrued interest were convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants was assigned and recognized as an expense. Between April 2004 and May 2006, $262,500 of principal and $17,328 of accrued interest was converted into 1,119,312 common shares and 559,656 share purchase warrants. Accordingly, the Company expensed $90,513 as the fair value of the warrants issued.

On September 9, 2006, $325,000 of principal and $71,787 of interest was redeemed.

Effective September 26, 2006, the Company entered into a Debenture Settlement Agreement with the debenture holders remaining after the September 9, 2006 redemption payments. The Debenture Settlement Agreement provided for an extension of time to redeem the remaining debentures in exchange for the pro-rata issuance of 2,100,000 share purchase warrants among the remaining debenture holders. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of five (5) years.

On October 23, 2006, the Company completed a transaction redeeming all of the remaining secured convertible debentures representing $1,662,500 of principal and $393,998 of interest.

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)
Nine months ended September 30, 2006 and 2005

4.	Convertible debentures: (continued)

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures are being accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2006 has been calculated as follows:

	Face value of convertible debentures issued (cash received)		$2,250,000
	Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
	Accretion of convertible debentures		2,249,995
	Accrued interest payable		483,113
	Conversion of debentures		(279,828)
	Redemption of debentures		(396,787)
	Convertible debentures at September 30, 2006		$2,056,498

5.	Stock options:
	A summary of the Company’s stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2005	3,366,000	$0.48
	Options granted	200,000	$0.51
	Options exercised	-	-
	Vested options expired	(115,000)	$0.74
	Unvested options forfeited	(75,000)	$0.46

	Balance, September 30, 2006	3,376,000	$0.48
	Of those outstanding at September 30, 2006, 2,633,500 are exercisable (December 31, 2005 – 2,299,750), having a weighted average exercise price of $0.47 (December 31, 2005 - $0.47).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2006 and 2005

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

On August 30, 2006, in conjunction with a private placement, the Company issued 1,549,332 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three (3) years at a price of $0.50 per share. In addition, the exercise price of 441,875 share purchase warrants previously held by participants in this private placement was reduced from $1.00 to $0.50 and the term of these warrants was extended by 12 months, so that they now expire May 2, 2009.

On September 26, 2006, in conjunction with a Debenture Settlement Agreement, the Company issued 2,100,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.25 per share. The fair value of the warrants ($452,375) has been recorded as an expense. The fair value was calculated using the Black-Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 161%, risk free interest rate 4.68%, and an expected term of two (2) years. In addition, the exercise price of 500,000 share purchase warrants previously held by the agent for the debenture holders was reduced from $0.45 to $0.25.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2006 and 2005

6.	Share purchase warrants: (continued)
	A summary of the Company’s share purchase warrant activity is as follows:
				Weighted
			Weighted	average remaining
		Number	average	contractual life
		of shares	exercise price	(years)

	Balance, December 31, 2005	6,258,197	$0.46	2.53
	Warrants granted
	Private placement	2,557,880	$0.54	2.29
	Debenture conversion	60,432	$0.25	4.58
	Debenture extension settlement	2,100,000	$0.25	5.00
	Warrants exercised	(25,000)	$0.25
	Warrants expired	(450,000)	$0.53

	Balance, September 30, 2006	10,501,509	$0.42	2.72
	Of the warrants outstanding at September 30, 2006, 2,941,324 were held by the Company’s Chief Executive Officer (September 30, 2005 – 2,941,324).

7.	Commitments:
	Annual operating lease commitments are as follows:
	Period ending December 31:
	2006			$50,325
	2007			$198,685
	2008			$131,876

8.	Common stock:
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

BRAINTECH, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)
Nine months ended September 30, 2006 and 2005

8.	Common stock: (continued)

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

On August 30, 2006, in conjunction with a private placement, the Company issued 1,549,332 units at a price of $0.30 per unit representing proceeds of $464,800. Each unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for Three (3) years at US$0.50 per share.

9.	Bank loan and loan guarantee:

On October 23, 2006 the Company completed a transaction redeeming all of the outstanding Secured Convertible Debentures. To facilitate the transaction, the Company obtained a bank loan of $2,500,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the rate of Royal Bank Prime + 0.50% until June 30, 2007. Monthly principal payments plus interest are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. The Company anticipates that the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement (note 10) will provide sufficient cash flow to service these interest and principal payments.

The Royal Bank required that standby Letters of Credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the Letters of Credit to the bank and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of the common stock of the Company; three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1 ½) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years.

As of October 23, 2006 a total of $2,150,000 letters of Credit have been obtained to secure the Bank Loan and accordingly 4,300,000 common shares, 6,450,000 warrants at $0.30 and 3,225,000 warrants at $0.50 have been issued. As further compensation, the exercise price of 250,000 share purchase warrants previously held by certain LC providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2006 and 2005

9.	Bank loan and loan guarantee: (continued)

Cash collateral in the amount of $350,000 has been pledged by accredited investors to allow the Royal Bank of Canada to fund the total loan amount of $2,500,000. It is anticipated that an additional $350,000 in Letters of Credit will be provided so that the additional cash collateral can be returned to the investors.

The Company’s Chief Executive Officer provided $400,000 in Letters of Credit and also pledged a portion of the $350,000 cash collateral.

10.	Exclusive Global Channel Partner Agreement:

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to September 30, 2006, we have generated total revenues of only $3,566,222 and as of September 30, 2006, we have incurred an aggregate deficit of $22,674,946. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We believe that our present and anticipated cash resources from operations and equity financing will be sufficient to pay our ongoing cash operating expenses until approximately January 31, 2007. There can be no assurance we can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If we cannot do either, there is a risk that our company will fail. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the nine months ended September 30, 2006 we incurred a foreign exchange loss of $7,035. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2005 and the nine months ended September 30, 2006 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2006 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at September 30, 2006 approximate their carrying values.

To September 30, 2006, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

Stock based Compensation

In December 2004, the Financial Accounting Standards Board (the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and our prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the risk free interest rate. The expected stock price volatility assumption was determined using historical volatility of our common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the fair value is amortized on a straight line basis.

We adopted SFAS 123R effective January 1, 2006, using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to financial statements as pro-forma, shall now be expensed over the same amortization period.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned.

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

Nine-month period ended September 30, 2006 compared with the nine-month period ended September 30, 2005.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the nine-month period ended September 30, 2006 was 1.12488. For the nine-month period ended September 30, 2005 the weighted average exchange was 1.21720. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $34,811 from $2,151,015 for the nine-month period ended September 30, 2005 to $2,185,826 for the nine-month period ended September 30, 2006. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $131,000. The foreign exchange adjustment accounted for an increase of $165,800 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the nine month period ended September 30, 2006 was $692,505 (September 30, 2005 - $904,981). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

Revenue for the nine-month period ended September 30, 2006 included approximately $318,500 for 14 software licenses delivered to ABB for installation in automobile manufacturing plants, approximately $127,800 originally recorded as deferred revenue and amortized during the current period into revenue in accordance with SOP 97-2, approximately $96,200 for commissioning and other engineering services, and $150,000 for research and development services related to the bin picking project.

Cost of sales for the nine-month period ended September 30, 2006 was $37,234 or approximately 5.4% of revenue.

Revenue for the nine-month period ended September 30, 2005 included approximately $685,100 for 36 software licenses delivered to ABB Inc. for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $62,000 originally recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, approximately $34,500 for eVF license sales (development and off-line licenses), and approximately $39,100 for training and other engineering services.

Cost of sales for the nine-month period ended September 30, 2005 was $47,492 or approximately 5.2% of revenue.

We reported that research and development expenses increased $74,576 from $442,979 for the nine-month period ended September 30, 2005 to $517,555 for the nine-month period September 30, 2006. Stock option expense allocated to research and development accounted for an increase of $32,500. After eliminating the stock option expense increase, the foreign exchange differential accounted for an increase of approximately $36,800, indicating that actual research and development activity increased by approximately $5,300. No stock option expense was recorded for the nine-month period ended September 30, 2005.

We reported that selling, general, and administrative expenses decreased $39,765 from $1,708,036 for the nine-month period ended September 30, 2005 to $1,668,271 for the nine-month period ended September 30, 2006. The foreign exchange differential accounted for an increase of approximately $126,500, indicating an actual decrease in activity of approximately $166,300. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries increased $4,547 from $759,348 to $763,895. The foreign exchange differential accounted for an increase of approximately $55,254, resulting in an actual decrease in activity of approximately $50,707. The actual decrease resulted from the decrease of our staff by one employee.

•

Stock option expense in the amount of $147,379 was recorded for the nine-month period ended September 30, 2006 in accordance with the requirements of SFAS No. 123R, “Share-Based Payment” adopted by the Company on January 1, 2006. No stock option expense was recorded for the nine-month period ended September 30, 2005.

•

Reported amortization expenses decreased approximately $600 from $18,200 to $17,600. The foreign exchange differential accounted for an increase of approximately $1,300, resulting in an actual decrease of approximately $1,900.

•

Reported legal expenses increased approximately $25,000 from $106,200 to $131,200. The foreign exchange differential accounted for approximately $9,500 of the increase, resulting in an actual increase in activity of approximately $15,500. The actual increase is principally a result of an increase in patent application and registration expenses.

•

Reported accounting expenses decreased approximately $87,900 from $108,600 to $20,700. The foreign exchange differential accounted for an increase of approximately $1,500, resulting in an actual decrease in activity of approximately $89,400. The actual decrease related to the change in our independent registered public accounting firm and one time corporate income tax compliance expenses incurred during the nine-month period ended September 30, 2005

•

Reported travel and marketing expenditures decreased approximately $149,500 from approximately $411,900 to approximately $262,400. The foreign exchange differential accounted for an increase of approximately $19,000, resulting in an actual decrease in activity of approximately $168,500. The individual components of the reported decrease are as follows: investor relations increased $7,500 from $205,700 to $213,200, travel decreased $13,100 from $42,500 to $29,400, trade shows decreased $38,100 from $38,100 to nil, and marketing materials decreased $83,900 from $85,000 to $1,100.

•

Reported rent and premises cost increased approximately $20,300 from $155,300 to $175,600. The foreign exchange differential accounted for approximately $12,700 of the increase, resulting in an actual increase in activity of approximately $7,600.

Three-month period ended September 30, 2006 compared with the three-month period ended September 30, 2005.

The weighted average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended September 30, 2006 was 1.11661. For the three-month period ended September 30, 2005 the weighted average exchange was 1.20873. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $134,375 from $764,920 for the three-month period ended September 30, 2005 to $630,545 for the three-month period ended September 30, 2006. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $182,400. The foreign exchange adjustment accounted for an increase of $48,100 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended September 30, 2006 was $131,958 (September 30, 2005 - $262,112). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

Revenue for the three-month period ended September 30, 2005 included approximately $65,100 for 7 software licenses delivered to ABB Inc. for installation in automobile manufacturing plants, approximately $36,700 originally recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, and approximately $30,200 for commissioning and other engineering services.

Cost of sales for the three-month period ended September 30, 2006 was $8,663 or approximately 6.6% of revenue.

Revenue for the three-month period ended September 30, 2005 included approximately $214,300 for 13 software licenses delivered to ABB for installation in automobile manufacturing plants, approximately $24,200 originally recorded as deferred revenue and amortized during the period into revenue in accordance with SOP 97-2, and approximately $23,600 for commissioning and other engineering services.

Cost of sales for the three-month period ended September 30, 2005 was $18,570 or approximately 7.1% of revenue.

We reported that research and development expenses increased $8,412 from $157,526 for the three-month period ended September 30, 2005 to $165,938 for the three-month period ended September 30, 2006. Stock option expense allocated to research and development accounted for an increase of $10,500. After eliminating the stock option increase, the foreign exchange differential accounted for an increase of approximately $11,800 indicating that actual research and development activity decreased by approximately $14,000. No stock option expense was recorded for the three-month period ended September 30, 2005.

We reported that selling, general, and administrative expenses decreased $142,787 from $607,394 for the three-month period ended September 30, 2005 to $464,607 for the three-month period ended September 30, 2006. The foreign exchange differential accounted for an increase of approximately $35,400, indicating an actual decrease in activity of approximately $178,200. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries increased $10,085 from $236,703 to $246,788. The foreign exchange differential accounted for an increase of approximately $18,800, resulting in an actual decrease in activity of approximately $8,700. The actual decrease resulted from an increase in benefits cost, the use of a contract employee for web site development, and the decrease of our staff by one employee.

•

Stock option expense in the amount of $49,930 was recorded for the three-month period ended September 30, 2006 in accordance with the requirements of SFAS No. 123R, “Share-Based Payment” which we adopted on January 1, 2006. No stock option expense was recorded for the three-month period ended September 30, 2005.

•

Reported amortization expenses decreased approximately $1,100 from $6,300 to $5,200. The foreign exchange differential accounted for an increase of approximately $400, resulting in an actual decrease in activity of approximately $1,500.

•

Reported legal expenses decreased approximately $10,400 from $57,800 to $47,400. The foreign exchange differential accounted for an increase of approximately $3,600, resulting in an actual decrease in activity of approximately $14,000. The actual decrease is principally a result of a decrease in patent application and registration expenses.

•

Reported accounting expenses decreased approximately $30,400 from $38,300 to $7,900. The foreign exchange differential accounted for an increase of approximately $600, resulting in an actual decrease in activity of approximately $31,000. The decrease related to the change in our independent registered public accounting firm, corporate income tax compliance expenses, fees related to the preparation of a registration statement under the Securities Act of 1933, and fees related to communications with the SEC incurred during the three-month period ended September 30, 2005.

•

Reported travel and marketing expenditures decreased approximately $144,300 from $159,300 to $15,000. The foreign exchange differential accounted for an increase of approximately $1,100, resulting in an actual decrease in activity of approximately $145,400. The individual components of the reported decrease are as follows: investor relations decreased $50,500 from $57,500 to $7,000, travel decreased $4,600 from $8,900 to $4,300, trade shows decreased from $38,100 to nil, and marketing materials decreased from $39,500 to $Nil.

•

Reported rent and premises cost increased approximately $7,100 from $51,300 to $58,400. The foreign exchange differential accounted for approximately $4,400 of the increase, resulting in an actual increase in activity of approximately $2,700.

Liquidity and Capital Resources

Working Capital and Operations

Our accounts receivable as of November 14, 2006 is approximately $120,000 and our cash position is approximately $50,000.

We estimate that, at our current level of operation, our cash expenses are approximately $210,000 per month. We base this estimate on the following data:

- As at November 14, 2006, we have 20 employees and our salary costs are approximately $120,000 per month.

- For the first nine months of 2006, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $90,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

- We do not expect to incur significant capital expenditures during the remainder of 2006 unless they result from an increase in our level of operation.

Based on our current financial position, we believe that our present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses until approximately January 31, 2007. There can be no assurance that we can or will obtain sufficient funds from operations or that an equity financing can be obtained as anticipated. If we cannot do either, there is a risk that our business and our company will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of $1,500,000 for the year ended December 31, 2006. During the first nine months of 2006, ABB Inc. has made purchases totalling approximately $300,000 towards this minimum purchase guarantee. The balance of $1,200,000 of the minimum purchase guarantee will be delivered and invoiced in the 4th quarter of 2006 and, when compared to our anticipated expenses, we expect to report positive operating income for the 4th quarter.

Subsequent to December 31, 2006, the minimum revenue commitment by ABB Inc. pursuant to the Exclusive Global Channel Partner Agreement should result in positive net income and cash flow on a continuing basis.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of debt and equity financing. In the past twenty four months we have obtained financing as follows:

Convertible Debentures

Between September 2003 and May 2004, in accordance with the terms of Securities Purchase Agreements, we issued convertible debentures in the amount of $2,250,000. A general security agreement covering all of our real, personal and intangible property was pledged as security for the debentures. The debentures matured on August 25, 2006 and bore interest at eight percent (8%) per annum. All convertible debentures ranked pari passu with all convertible debentures issued. The principal amount and accrued interest were convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

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

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants was assigned and recognized as an expense. $262,500 of principal and $17,327 of accrued interest was converted into 1,119,312 common shares and 559,656 share purchase warrants. Accordingly, we have expensed $90,513 as the fair value of the warrants issued.

On September 9, 2006, we redeemed $325,000 of principal and $71,787 of interest.

Effective September 26, 2006, we entered into a Debenture Settlement Agreement with the debenture holders remaining after the September 9, 2006 redemption payments. The Debenture Settlement Agreement provided for an extension of time in which to redeem the remaining debentures in exchange for the pro-rate issuance of 2,100,000 share purchase warrants among the remaining debenture holders. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of five years. In addition, the exercise price of 500,000 share purchase warrants previously held by the agent for the debenture holders was reduced from $0.45 to $0.25.

On October 23, 2006, we completed a transaction redeeming all of the remaining secured convertible debentures representing $1,662,500 of principal and $393,998 of interest.

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeds the face value of the debentures and is therefore limited to the face value. The face value of the debt has been allocated to additional paid-in capital and is being accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at September 30, 2006 has been calculated as follows:

Face value of convertible debentures issued (cash received)	$2,250,000
Beneficial conversion feature allocated to additional paid-in capital	(2,249,995)
Accretion of convertible debentures	2,249,995
Accrued interest payable	483,113
Conversion of debentures	(279,828)
Redemption of debentures	(396,787)
Convertible debentures at September 30, 2006	$2,056,498

Bank Loan and Loan Guarantee

On October 23, 2006 we completed a transaction redeeming all of the outstanding secured convertible debentures. To facilitate the transaction, we arranged a bank loan of up to $2,500,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the rate of Royal Bank Prime + 0.50% until June 30, 2007. Monthly principal payments plus interest are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. We anticipate that the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement will provide sufficient cash flow to service these interest and principal payments.

The Royal Bank required that standby letters of credit securing the $2,500,000 loan be provided. Certain accredited investors agreed to provide the letters of credit to the bank and as compensation we agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of our common stock, three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1 ½) share purchase warrants, each whole warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years.

As of November 14, 2006 we have obtained letters of credit securing a total of $2,150,000 of the Bank Loan and accordingly 4,300,000 common shares, 6,450,000 warrants at $0.30 and 3,225,000 warrants at $0.50 have been issued. As further compensation, the exercise price of 250,000 share purchase warrants previously held by certain providers of the letters of credit has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

Cash collateral in the amount of $350,000 has been pledged by accredited investors to allow the Royal Bank of Canada to fund the total loan amount of $2,500,000. It is anticipated that an additional $350,000 in letters of credit will be provided so that the additional cash collateral can be returned to the investors.

Our Chief Executive Officer provided $400,000 in letters of credit and also pledged a portion of the $350,000 cash collateral.

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

At a directors’ meeting held May 30, 2006, approval was given to a private placement of up to $3,000,000. The financing term sheet executed to implement the private placement offered 10,000,000 units at $0.30 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three (3) years at US$0.50 per share. On August 30, 2006 we issued 1,549,332 units on account of this private placement representing $464,800.

Off-Balance Sheet Arrangements

Not Applicable

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our consolidated audited financial statements for the period ended December 31, 2005, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Because we have had negative cash flows from operations from inception to September 30, 2006, if we are not able to obtain further financing we may become insolvent and investors could lose their entire investment.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses. We have sufficient cash and accounts receivable to pay ongoing operating expenses, at their current level, to approximately November 30, 2006. To continue operation beyond that we will have to raise additional capital and/or generate significant revenue. If we are unable to do so, we face a risk of insolvency.

The auditors’ report on our December 31, 2005 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have accumulated losses of $22,674,946 from inception to September 30, 2006, we may not be able to raise the additional capital we need.

We have accumulated losses of $22,674,946 from inception to September 30, 2006 and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to continue the development of our products, to pay the costs of marketing those products and to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, investors may decide that other companies are more attractive investments and choose not to invest in our company.

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

The market price of our common stock has experienced extreme fluctuations. Since January 1, 2005 the market price of our common stock has varied between $0.21 and $0.99. As we have not announced any material changes to our operations, we believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

By consent resolution dates June 21, 2006, the Board determined that it would not populate the various committees (the Audit Committee, the Compensation Committee and the Corporate Governance Committee) until additional Board of Director members could be appointed. Although it was expected that the additional Board members would be appointed shortly after the meeting, suitable candidates have not yet been identified. As a consequence, this Form 10-QSB and related Financial Statements as at September 30, 2006 have not been reviewed by an Audit Committee. However, by consent resolution dated November 14, 2006 the Board approved the Form 10-QSB and related Financial Statements for issuance. The Board is currently conducting an aggressive search for suitable candidates for appointment to the Board of Director and to the various Committees of the Board.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990

3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies
10.19(16)	Form of Loan Guarantee and Subscription Agreement
10.20(16)	General Security Agreement dated October 18, 2006
11.1	Computation of net loss per share
31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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

(16) Exhibit already on file - exhibit to our Form 8-K filed October 26, 2006.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Owen L.J. Jones Owen L.J. Jones	Chief Executive Officer, Director (Principal Executive Officer)	November 14, 2006
/s/ Babak Habibi Babak Habibi	President, Director	November 14, 2006
/s/ Edward A. White Edward A. White	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	November 14, 2006