Form 10KSB
period 2006-12-31
BRAINTECH INC
filed 2007-03-27
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number __________________________________________

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

Common Stock, $0.001 par value
(Title of class)

__________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

State issuer's revenues for the most recent fiscal year: $1,756,032

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As at
March 13, 2007: $8,746,314.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

33,532,433 common shares, par value $0.001, as at March 22, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

Braintech, Inc.
Form 10-KSB

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

Except where specified otherwise, our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. As our head office is in Canada, many of our transactions (including payment of salaries to our employees) are completed in Canadian dollars (“Cdn$”). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.88, being the average exchange rate during the year ended December 31, 2006.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Overview

We were incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1993, to Cozy Financial Corporation on April 20, 1993 and to Braintech, Inc. on January 3, 1994.

We were registered as an extra-provincial company under the British Columbia Company Act (now called the British Columbia Corporations Act) on January 17, 1996. Our principal executive offices are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet address is www.braintech.com.

We have two wholly owned subsidiaries. The first, Braintech Canada, Inc., was incorporated in British Columbia, Canada on March 30, 1994 under the name Brainware Systems Inc. Brainware Systems Inc. changed its name to Braintech Canada, Inc. on September 19, 2001. Braintech Canada, Inc. carries out our research and development activities, employs our technical and managerial personnel, and carries on our sales activities.

Our other subsidiary was incorporated on September 15, 1999, as 9141 Investments Ltd. On September 19, 2001, 9141 Investments Ltd. changed its name to Brainware Systems Inc. This subsidiary currently has no active operations. Its function is to hold the Brainware Systems name.

The description of our business in this Form 10-KSB includes the activities of both Braintech, Inc. and Braintech Canada, Inc.

History

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

In March 2000, we entered into a strategic alliance with ABB, Inc. ABB is a major supplier of industrial robotics as well as manufacturing automation systems. Since entering into our alliance with ABB, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry.

In 2000, we commenced the development of eVisionFactory, or eVF, which is a software environment whose main components are a development environment component and an Internet based service and support system. eVF combines vision technology, systems engineering, and Internet-based service and support system. The Internet-based service and support system is designed to provide technical support through the Internet to purchasers of our vision guidance systems. The Internet-based support system could also be used to provide technical support to companies operating other types of industrial or non-industrial machinery and systems.

Early in 2002 we completed a commercial version of eVF that did not include the Internet based service and support system component. We have included this commercial version of eVF with all of the vision guidance systems that we have delivered since 2002

In the second quarter of 2001, at the request of Ford Motor Company and in conjunction with ABB, we completed the development of a single camera 3D vision guidance system, or “SC3D”, for robots used in automotive manufacturing systems. The SC3D system uses a single conventional CCD (Charge Coupled Device) camera. Software algorithms use images from the camera mounted on the robot arm or stationary position to determine the position and orientation of an object of interest. That information is used to guide the robot to operate on or manipulate the object. All of the vision guidance systems delivered to Ford Motor Company include the commercialized version of eVF, SC3D and AutoCal-3D. AutoCal-3D is a fully automated process for 3D calibration of a stationary or robot-mounted camera. Calibration refers to the process whereby the mathematical relationship between pixel coordinates of objects in digital images and real-world coordinates such as inches and millimeters is calculated. In contrast to the manual calibration process, AutoCal-3D eliminates all steps involving operator input thereby increasing both efficiency and accuracy. These vision guidance systems are integrated with ABB robots and are currently operating in Ford’s automotive power train assembly lines.

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

As a result of achieving market acceptance for TrueView™ through 2004, ABB and our company initiated a significant sales program that started in January 2005. Accordingly in January 2005, the February 1, 2004 agreement was amended to allow ABB to market TrueView™, exclusively powered by our technology, to the countries of the European Economic Union and sub-license TrueView™ to their business partners on a worldwide basis.

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

In addition to supplying vision guided robotic systems to ABB, we have provided them with eVF upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our amended Exclusive Channel Partner Agreement with ABB.

In July 2001, we entered into a Memorandum of Understanding with Marubeni Corporation, pursuant to which we and Marubeni agreed to cooperate in developing and marketing vision systems for industrial applications including vision guided robots in Japanese and Asian markets. During the first half of 2002, we continued the development of our relationship with Marubeni Corporation and that culminated in the signing of a Marketing and Development Agreement on June 24, 2002. The agreement, which covered Southeast Asia and Australia, provided for mutual exclusivity, whereby Marubeni was granted an exclusive license to manufacture and distribute our Vision Guided Robotic systems and Marubeni agreed that it would not deal with any manufacturers or developers of competitive technology or products. In March 2002, Marubeni placed an order for two eVF development licenses and these licenses were delivered upon completion of the Marketing and Development Agreement. In December 2002, Marubeni placed an order for two run-time licenses and those licenses were delivered in March 2003. On November 4, 2004, Marubeni Corporation agreed to remove the exclusivity clauses on the condition that we repurchase from Marubeni Corporation one of the eVF development licenses and one of the run-time licenses for $20,000. The June 24, 2002 agreement was for a period of three years and in accordance with the terms of the agreement, we gave notice to Marubeni and the agreement terminated on June 24, 2005.

On December 2, 2004, we signed a non-exclusive developer's agreement with Talk Engineering Co., Ltd. to develop Vision Guided Robotic solutions powered by our eVF technologies specifically for the auto manufacturing industry in Japan. Talk is a regional Japanese machine vision developer and integrator primarily serving Japanese automobile and foods manufacturers, and was introduced to us by ABB Japan as a regional resource for developing TrueView™ solutions for the Japanese market. The non-exclusive developer’s agreement with Talk was not renewed on the December 31, 2005 expiry date. However, Talk has continued to market and integrate Braintech’s products in association with ABB Japan.

Business Overview

Our business consists of the development, supply and support of machine vision guidance systems for robots used in manufacturing industries. The field of vision guided robotics requires our vision systems to incorporate advanced robotic engineering and programming know-how for optimal integration with the robotic systems.

Principal Products and Services

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

eVisionFactory

eVisionFactory (eVF) is intended to provide a comprehensive software environment for the design, development, operation, and support of vision guided robotic systems. eVF consists of two principal elements, a development environment and an Internet-based service and support system.

We use eVF to develop custom vision guided robotic systems. We have developed comprehensive training procedures that allow other users, such as integrators and channel partners, to develop customized vision guided robotic systems. We include a version of eVF without the Internet-based service and support system in all of the vision guidance systems that we deliver. The Internet-based support system is still in the development stage and is subject to future release.

Since we commenced its development in 2000 we have added functionality to eVF by developing components as follows:

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

SL3D (Structured Light 3D): SL3D uses Structured Light (i.e. laser) patterns to calculate the position and orientation of smooth, sparsely featured objects (e.g., automotive body components and panels). A structured light pattern is projected onto the surface of an object and the reflection of this pattern is captured and analyzed to determine surface topology, object position and orientation.

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

eVisionFactory is installed on a user’s computer system as part of a completed vision guided robotic system. After installation, the system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVisionFactory will permit users to make minor modifications directly. We plan to supply major modifications or upgrades at an extra charge.

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

In the fall of 2000, we commenced development of a system for Internet-based service and support of industrial systems. During the first half of 2001, for development purposes we began to incorporate this system as part of eVisionFactory. The principal components of the system include the following:

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

To complete development of the system we will have to develop interfaces between the wireless components and software applications that will be used to support Internet-based communications.

We have developed software that permits companies operating the Internet-based service and support system to obtain the following types of support services in a secure manner:

-   Fault Information Wizards. The wizards ask the system operator a few simple questions aimed at identifying the nature of the problem and its location. The system then transmits the support request to the remote support facility. The technical support staff at the remote facility will acknowledge the receipt of the support request and respond by invoking one of three support mechanisms provided by the system;

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

Our Internet-based service and support system was developed to support users of our vision guided robotic systems. However, it can be adapted for use with a variety of industrial manufacturing systems.

Investors are cautioned that our Internet-based service and support system is in the development stage, and that we have no assurance that we will be able to complete technical development of the system, or to market the system successfully if it is completed.

Industry Background

The growth of the machine vision industry is dictated, on the one hand, by the technical difficulty of achieving accurate "computerized vision", and on the other hand, by the vast theoretical scope of the potential applications. The principal technical difficulties include the problems of compensating for background noise that masks or distorts objects, separating objects from their backgrounds, determining how much "similarity" must exist before two visual patterns are considered to represent the same object and comparing physical objects which are only approximately "similar" in the first place.

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

Acquisition and Digitization Module

The acquisition and digitization module receives input such as the signal from a video monitor, and creates a digitized version of that input.

Pre-processing Module

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

Training and Matching Module

The training and matching module performs two essential functions

-   First, it receives the physical signatures of potential objects and attempts to match them to the signatures of specified objects already stored in memory (the objects the system is trying to locate or recognize). The training and matching module "classifies" physical signatures by calculating how well they match the signatures stored in memory. Since physical objects are unlikely to be perfectly identical, or to be described perfectly by a digitized version of visual input, classification necessarily involves the comparison of approximate quantities. The classification of physical signatures thus requires a mathematical algorithm for deciding how closely a physical signature and a signature match. A variety of mathematical models, including fuzzy mathematics and standard probability error functions, can be used to fulfil this requirement. While the technical details of the mathematical models differ, they have the common object of producing a numerical measure of how closely two mathematical data vectors match.

-   Second, tt refines the stored signatures to which future physical signatures can be matched, that is it "trains" the system for more accurate object recognition in the future. Depending on the mathematical algorithm used to identify matching signatures, the training and matching module can adjust the appropriate memory signatures, or the mathematical parameters or functions used in matching physical signatures to the signatures stored in memory.

Control and Feedback Modules

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

Competitive Position -Vision Guided Robotic Systems

Vision guided robotics is an emerging industry and as such, no statistics are available to determine the size or composition of the overall market. Many of our potential competitors are substantially larger than we are and earn substantially greater revenue. We do not know of a reliable way to evaluate our future competitive position within the industry. We believe that a substantial number of companies operating in the machine vision market have the capability to develop the kind of vision guidance systems we develop. However, we also believe that:

-   eVisionFactory will enable us to develop vision guided robotic systems quickly and efficiently;

-   through our alliance with ABB, we have demonstrated an ability to complete projects for major industrial clients; and

-   our patent regarding the Method and Apparatus for Single Camera 3D Vision Guided Robotics will provide us with a sustainable competitive advantage.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

Research and Development

During the year ended December 31, 2006, we incurred research and development expense of $632,570 net of $48,367 Precarn funding, and during the year ended December 31, 2005, we incurred research and development expense of $588,103. Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. For 2007, our own employees will do substantially all of our research and development work.

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

-   software we have written in developing the components of eVisionFactory including AutoCal-3D, AutoTrain-3D, AccuTest, Xi2D (Single/Multi-Camera 2D), DD3D (Direct Depth 3D), IDM 2.5D (Inferential Depth Measurement), SR3D (Surround Vision 3D), SCTrac (Single Camera Tracking), and SL3D (Structured Light 3D);

-   software we have written and incorporated in the Internet-based service and support system included in eVisionFactory;

-   software routines we have written from time to time in developing machine vision systems; and

-   software routine we have written from time to time in developing vision guided robotic systems.

We have registered the trademarks “Braintech” “eVF” and “eVisionFactory” with the United States Patent and Trademark office. We have also applied for registration of the trademark “SC3D” with the United States Patent and Trademark Office. In the Canadian Trade-marks Office we have registered the trademarks “SC3D”, “eVF”, and “eVisionFactory”.

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

Employees

As of March 22, 2007, we have 19 employees. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

We may require additional funds to achieve our current business strategy. Our inability to obtain such financing will inhibit our ability to expand or even maintain our business operations.

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing will inhibit our ability to implement our business strategy, and as a result, could require us to diminish or suspend our business strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or cease our operations, which could put your investment dollars at significant risk.

We have a history of losses and have a significant deficit, which raises substantial doubt about our ability to continue as a going concern.

We have generated only $4,629,749 in revenues since our incorporation and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to December 31, 2006 was $26,024,167. We had cash in the amount of $16,950 as of December 31, 2006. We estimate our average monthly operating expenses to be approximately $200,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

All of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, the majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 200,000,000 common shares, of which 33,532,433 are issued and outstanding as of March 22, 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar products independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our products.

We plan to rely on a single channel partner to distribute and generate sales of our products. If our channel partner is unsuccessful in distributing and generating sales of our products, or if the relationship with our channel partner is terminated and we are unable to find a suitable replacement, our business may fail and investors may lose their entire investment.

We plan to rely solely on ABB Inc. to purchase our products and distribute them to end users. If ABB is unsuccessful in generating sales of our products, or if the relationship with ABB is terminated and we are unsuccessful in establishing a relationship with an alternative channel partner who offers to purchase and distribute our products for similar prices, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a portion of our continued operations will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We operate in a highly competitive industry. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. Our failure to compete effectively in the areas of hiring qualified personnel, product line and price may adversely affect our ability to generate revenue.

The market for vision guided robotics is subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet customer requirements in a timely manner, there can be no assurance that our existing and new products will gain enough market acceptance to allow us to increase our revenues. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. They may be better able to attract qualified personnel than we will. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will compete successfully with such new or existing competing products. Increased competition in the industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business. If we go out of business, investors will lose their entire investment.

Rapid technological changes in the vision guided robotics industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues, causing us to go out of business and investors to lose their entire investment.

The vision guided robotics industry is characterized by rapidly changing technology and evolving industry standards. We believe that our success will depend in part on our ability to develop our products or enhance our current products and to introduce our improved products promptly into the market. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies by competitors. If we are unable to continue to develop and introduce new products to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, could be adversely affected. If we go out of business, investors will lose their entire investment.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Braintech Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in Braintech will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our office premises are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada and consist of approximately 11,300 square feet. The term of the lease is five (5) years to August 31, 2008. The annual rent is approximately $193,300 per year, inclusive of operating costs. The lease agreement provides that a rental credit equal to six months minimum rent be applied to the first six months rent payable. For financial statement purposes the monthly rental credits are recorded as deferred leasehold inducements and applied over the term of the lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are currently trading through the OTC Bulletin Board under the symbol “BRHI”.

The following table shows the high and low bid information for our common shares for the quarters indicated.

Quarter	High	Low	Close
	($)	($)	($)

2006
Fourth quarter	0.40	0.17	0.28
Third quarter	0.36	0.21	0.29
Second quarter	0.51	0.30	0.32
First quarter	0.49	0.35	0.36

2005
Fourth quarter	0.57	0.37	0.40
Third quarter	0.53	0.35	0.51
Second quarter	0.92	0.40	0.48
First quarter	0.94	0.42	0.82

The source of this information is the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As at March 22, 2007 we have 33,532,433 shares of common stock issued and outstanding held by approximately 520 stockholders of record. Information regarding the holdings of our directors, executive officers and certain other beneficial owners can be found beginning on page 38.

Our common shares are issued in registered form. Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111 (telephone; (801) 355-5740; facsimile (801) 355-5742) is the registrar and transfer agent for our common shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" beginning on page 14 of this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We generate the majority of our revenues from the sale of computer software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception on January 3, 1994 to December 31, 2006, in the amount of $4,629,749.

We have incurred aggregate net losses of $26,024,167 during the period from our inception on January 3, 1994, to December 31, 2006. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2006 we realized a foreign exchange gain of $15,163. The foreign exchange gain resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this annual report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future we cannot assure that we will be successful.

In the years ended December 31, 2006 and December 31, 2005 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2006 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report. The fair value of all financial instruments at December 31, 2006 approximate their carrying values.

To December 31, 2006, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Year ended December 31, 2006 compared with year ended December 31, 2005

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the year ended December 31, 2006 was 1.13461. For the year ended December 31, 2005, the exchange rate was 1.21173. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $163,284 from $2,895,628 for the year ended December 31, 2005 to $2,732,344 for the year ended December 31, 2006. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $337,200. The foreign exchange adjustment accounted for an increase of approximately $173,900 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates had on our reported results in the discussion below.

Revenue from operations for the year ended December 31, 2006 was $1,756,032 (December 31, 2005 - $1,203,170). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the significant accounting policies note to our consolidated financial statements.

Revenue for the year ended December 31, 2006, included approximately $516,500 for 31 eVF software runtime licenses delivered to ABB for installation in automobile manufacturing plants, approximately $16,300 for 15 eVF off-line software licenses (for development, integration, and training), approximately $157,400 previously recorded as deferred revenue and amortized during the year into revenue in accordance with SOP 97-2, approximately $115,000 for engineering services, approximately $12,100 for training and other services, and $150,000 for research and development services related to the bin-picking project. In addition we received $927,900 from ABB for the purchase of 46 eVF software runtime licenses as the balance of their purchase guarantee in accordance with the terms of the Exclusive Global Channel Partner Agreement. In accordance with SOP 97-2, of the $927,900 invoiced, we recorded $788,700 in revenue and deferred $139,200.

Cost of sales for the year ended December 31, 2006 was $101,806 or approximately 5.8% .

Revenue for the year ended December 31, 2005, included approximately $901,600 for 46 eVF software runtime licenses delivered to ABB for installation in automobile manufacturing plants, approximately $84,300 for software delivered to Idaho National Laboratory, approximately $41,600 for 8 eVF off-line software licenses (for development, integration, and training), approximately $95,300 previously recorded as deferred revenue and amortized during the year into revenue in accordance with SOP 97-2, approximately $49,100 for engineering services, and approximately $31,300 for training and other services.

Cost of sales for the year ended December 31, 2005 was $65,786 or approximately 5.5% .

We reported that research and development expenses increased $44,467 from $588,103 for the year ended December 31, 2005 to $632,570 for the year December 31, 2006. Stock option expense allocated to research and development accounted for an increase of approximately $43,000 and a Precarn funding grant of $48,367 was received to offset our expense. After eliminating the stock option expense increase and the funding grant decrease, the foreign exchange differential accounted for an increase of approximately $40,600, indicating that actual research and development activity increased by approximately $9,200. No stock option expense or funding grants were recorded for the year ended December 31, 2005.

We reported that selling, general, and administrative expenses decreased $207,751 from $2,307,525 for the year ended December 31, 2005 to $2,099,774 for the year ended December 31, 2006. The foreign exchange differential accounted for an increase of approximately $133,600 indicating an actual decrease in activity of approximately $341,400. Several factors contributed to the decrease and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

-

Reported general and administrative salaries decreased $4,349 from $1,005,084 to $1,000,735. The foreign exchange differential accounted for an increase of approximately $63,700, resulting in an actual decrease in activity of approximately $68,000. The actual decrease resulted from the decrease of our staff by one employee. It is expected that the actual cost of general and administrative salaries will decrease further in 2007 because of the decrease of our staff by two additional employees.

-

Stock option expense in the amount of $193,580 was recorded for the year ended December 31, 2006 in accordance with the requirements of SFAS No. 123R, “Share-Based Payment” adopted by the Company on January 1, 2006. No stock option expense was recorded for the year ended December 31, 2005.

-

Reported amortization expenses decreased approximately $2,900 from $24,700 to $21,800. The foreign exchange differential accounted for an increase of approximately $1,400, resulting in an actual decrease of approximately $4,300.

-

Reported legal expenses increased approximately $52,900 from $120,500 to $173,400. The foreign exchange differential accounted for approximately $11,000 of the increase, resulting in an actual increase in activity of approximately $41,800. The actual increase is principally a result of an increase in patent application and registration expenses.

-

Reported audit accounting expenses decreased approximately $90,700 from $130,100 to $39,400. The foreign exchange differential accounted for an increase of approximately $2,500, resulting in an actual decrease in activity of approximately $93,200. The actual decrease related to the change in our independent registered public accounting firm and one time corporate income tax compliance expenses incurred during the year ended December 31, 2005.

-

Reported travel and marketing expenditures decreased approximately $317,800 from $588,700 to $270,900. The foreign exchange differential accounted for an increase of approximately $17,200, resulting in an actual decrease in activity of approximately $335,000. The individual components of the actual decrease are as follows: investor relations decreased $146,400 from $349,200 to $202,800, travel decreased $20,800 from $49,500 to $28,700, trade shows decreased $53,800 from $53,800 to nil, and marketing materials decreased $86,000 from $87,000 to $1,000.

-

Reported rent and premises cost increased approximately $23,900 from $210,700 to $234,600. The foreign exchange differential accounted for an increase of approximately $14,900, resulting in an actual increase in activity of approximately $9,000.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2006, we had $16,950 in cash and cash equivalents and working capital (deficiency) of ($109,027) and as of December 31, 2005, we had $522,943 in cash and cash equivalents and a working capital (deficiency) of $(1,509,067).

As of December 31, 2006, our trade accounts receivable balance was $1,149,797. Subsequent to December 31, all of this balance was received in full. Our cash position as at March 22, 2007 is approximately $650,000.

We estimate that, at our current level of operation, our cash expenses are approximately $200,000 per month. We base this estimate on the following data:

-

As at March 22, 2007, we have 19 employees and our salary costs are approximately $125,000 per month. For the year ended December 31, 2006, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $75,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

-	We do not expect to incur significant capital expenditures during 2007 unless they result from an increase in our level of operation.

-

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of $1,500,000 for the year ended December 31, 2006. To December 15, 2006, ABB Inc. made purchases totaling approximately $573,000 towards this minimum purchase guarantee. A Purchase order for the balance of $927,000 of the minimum purchase guarantee was received on December 15, 2006 and we delivered software on that date and invoiced $927,000 on December 15, 2006. Because of this 4th quarter minimum purchase guarantee, we reported positive operating income for the 4th quarter.

-

Subsequent to December 31, 2006, the minimum purchase commitment by ABB Inc. pursuant to the Exclusive Global Channel Partner Agreement should result in positive net income and cash flow on a continuing basis.

We expect that interest payment on our bank loan will total approximately $160,000 during the year ending December 31, 2007 and approximately $80,000 during the year ending December 31, 2008. We are scheduled to make principal payments totaling $490,000 during the year ending December 31, 2007 and $1,982,837 during the year ending December 31, 2008. We expect that the minimum purchase commitments by ABB during 2007 and 2008 ($3,500,000 and $5,500,000 respectively) will be more than sufficient to service these debt requirements as well as produce an operating income and positive cash flow during 2007 and 2008.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. During 2005 and 2006 we obtained financing as follows:

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

On September 9, 2006, we redeemed $325,000 of principal and $71,787 of accrued interest.

Effective September 26, 2006, we entered into a Debenture Settlement Agreement with the debenture holders remaining after the September 9, 2006 redemption payments. The Debenture Settlement Agreement provided for an extension of time in which to redeem the remaining debentures in exchange for the pro-rata issuance of 2,100,000 share purchase warrants among the remaining debenture holders. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of five years. In addition, the exercise price of 500,000 share purchase warrants previously held by the agent for the debenture holders was reduced from $0.45 to $0.25 and the exercise period of these share purchase warrants and a further 100,000 share purchase warrants previously held by the agent for the debenture holders was extended to September 26, 2011.

On October 23, 2006, we completed a transaction redeeming all of the remaining secured convertible debentures representing $1,662,500 of principal and $393,998 of interest.

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeded the face value of the debentures and was therefore limited to the face value. The face value of the debt was allocated to additional paid-in capital and was accreted to the face value of the convertible debentures over the term of the debentures by a charge to interest expense. Accrued interest was also recorded based on the face value of the debentures at the stated interest rate (8%). The amount recorded on the balance sheet as at December 31, 2006 has been calculated as follows:

Face value of convertible debentures issued (cash received)		$2,250,000
Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
Accretion of convertible debentures		2,249,995
Accrued interest payable		483,113
Conversion of debentures		(279,828)
Redemption of debentures		(2,453,285)
Convertible debentures at December 31, 2006	$	Nil

Bank Loan and Loan Guarantee

On October 23, 2006 we completed a transaction redeeming all of the outstanding secured convertible debentures as noted above. To facilitate the transaction, we arranged a bank loan of up to $2,500,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the rate of Libor + 1.50% until June 30, 2007. Monthly principal payments plus interest at the rate of Libor + 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. We anticipate that the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement will provide sufficient cash flow to service these interest and principal payments.

The Royal Bank required that standby letters of credit securing the bank loan of up to $2,500,000 be provided. Certain accredited investors agreed to provide the letters of credit to the bank and as compensation we agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of our common stock, three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1½) share purchase warrants, each whole warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years.

As of October 23, 2006 we had obtained letters of credit securing a total of $2,150,000 of the Bank Loan and accordingly on October 23, 2006 we issued 4,300,000 common shares, 6,450,000 warrants exercisable at $0.30 and 3,225,000 warrants exercisable at $0.50. As further compensation, the exercise price of 250,000 share purchase warrants previously held by certain providers of the letters of credit have been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010. Our Chief Executive Officer provided $400,000 of the letters of credit.

As of October 23, 2006, cash collateral in the amount of $350,000 had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total loan amount of $2,500,000. Our Chief Executive Officer provided a portion of the $350,000 cash collateral.

As of February 5, 2007 we had obtained further letters of credit letters totalling $300,000 and accordingly on February 5, 2007 we issued 600,000 common shares, 900,000 warrants exercisable at $0.30 and 450,000 warrants exercisable at $0.50. As further compensation, the exercise price of 62,500 share purchase warrants previously held by certain providers of the letters of credit have been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

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

At a directors’ meeting held March 10, 2005, approval was given to a private placement of up to 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share (1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. On May 3, 2005 we closed $1,307,000 of the private placement. In conjunction with this portion of the private placement, we paid $39,210 and issued 52,500 shares as finders’ fees.

At a directors’ meeting held October 5, 2005, approval was given to a private placement of up to 6,000,000 units at a price of $0.50 per unit for total proceeds of $3,000,000. Each unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two (2) years at US$0.60 per share. On January 23, 2006 we issued

1,008,548 units on account of this private placement.

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

By directors consent resolution dated November 24, 2006, approval was given to a private placement of up to $1,200,000. The financing term sheet executed to implement the private placement offered 6,000,000 units at $0.20 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three (3) years at US$0.25 per share. On January 16, 2007 we issued 1,895,000 units on account of this private placement representing $379,000. We also paid $1,500 and issued 30,000 units as a finder’s fee on account of this private placement. On February 21, 2007 we issued 275,000 units on account of this private placement representing $55,000.

Employee Stock Options

The exercise of 55,000 employee stock options has generated $11,000 from January 1, 2005 to March 22, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the period ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

ITEM 7. FINANCIAL STATEMENTS

Each of the following items is contained in our consolidated financial statements.

-	Report of Independent Registered Public Accounting Firm;
-	Consolidated Balance Sheets as of December 31, 2006 and 2005;
-	Consolidated Statements of Operations for each of the years in the two year period ended December 31, 2006;
-	Consolidated Statements of Stockholders' Equity (Deficit) for the two year period ended December 31, 2006;
-	Consolidated Statements of Cash Flows for each of the years in the two year period ended December 31, 2006; and
-	Notes to Consolidated Financial Statements.

Consolidated Financial Statements
(Expressed in United States dollars)

BRAINTECH, INC.

Years ended December 31, 2006 and 2005

               Smythe Ratcliffe LLP

7th Floor, Marine Building 3

55 Burrard Street

Vancouver, BC V6C 2G8

fax: 604.688.4675

telephone: 604.687.1231

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of
Braintech, Inc.

We have audited the consolidated balance sheets of Braintech, Inc. as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2(j) to the consolidated financial statements, in 2006 the Company adopted SFAS no. 123R related to accounting for stock-based compensation.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada
February 28, 2007

Smythe Ratcliffe LLP, a British Columbia limited liability partnership, is a member of PKF North American Network and PKF International, associations of legally independent firms.

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2006 and 2005

	2006	2005

Assets (note 7)

Current assets:
Cash and cash equivalents	$16,950	$522,943
Accounts receivable	1,224,010	321,912
Inventory	10,297	17,487
Prepaid expenses	47,930	44,700
	1,299,187	907,042

Fixed assets (note 4)	29,373	44,590

	$1,328,560	$951,632

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$260,415	$84,768
Accrued liabilities	317,387	238,952
Deferred leasehold inducements (note 5)	30,155	48,264
Deferred revenue	197,383	98,551
Due to related party (note 3)	112,874	77,187
Convertible debentures (note 6)	-	1,868,387
Current portion of bank loan (note 7)	490,000	-
	1,408,214	2,416,109

Bank loan (note 7)	1,982,837	-

Total liabilities	3,391,051	2,416,109

Stockholders’ equity (deficit):
Common stock (note 8):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 30,732,433 shares (2005 – 23,353,689)	30,732	23,354
Additional paid-in capital	23,930,944	18,574,644
Accumulated deficit	(26,024,167)	(20,062,475)
	(2,062,491)	(1,464,477)

	$1,328,560	$951,632

Future operations (note 1)
Commitments (note 12)
Subsequent events (notes 7 & 17)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Operations
(Expressed in United States dollars)

	Years ended December 31,
	2006	2005

Sales (note 1)	$1,756,032	$1,203,170
Cost of sales	101,806	65,786

Gross margin	1,654,226	1,137,384

Operating expenses:
Research and development, net (note 2(c))	632,570	588,103
Selling, general and administrative (note 14)	2,099,774	2,307,525
Software license settlement	-	-
	2,732,344	2,895,628

Operating loss	(1,078,118)	(1,758,244)

Non-operating:
Interest income	1,372	4
Interest expense - other	(4,274)	-
Financing expenses
Interest on convertible debentures (note 6)	(133,905)	(163,038)
Accretion of convertible debentures (note 6)	(481,209)	(777,068)
Fair value of warrants issued on
conversion of debentures (note 6)	(9,772)	(17,662)
Interest on bank loan (note 7)	(44,661)	-
Fair value of warrants issued on
settlement of debentures (note 6)	(452,376)	-
Fair value of equity issued as compensation
for bank loan guarantee (note 7)	(3,726,617)	-
Bank loan guarantee expenses	(32,132)	-

	(4,883,574)	(957,764)

Net loss and comprehensive loss for the year	$(5,961,692)	$(2,716,008)

Loss per share information:
Basic	$(0.23)	$(0.12)

Weighted average number of common
shares outstanding	25,681,482	21,997,493

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2004	20,294,257	$20,294	$16,299,521	$(17,346,467)	$(1,026,652)

Common stock transactions
(net of share issue costs)
Shares issued for cash	2,351,250	2,352	1,591,648	-	1,594,000
Shares issued for services rendered	210,000	210	99,990	-	100,200
Shares issued for cash on exercise
of employee stock options	55,000	55	10,945	-	11,000
Shares issued on conversion of
convertible debentures	218,456	218	54,396	-	54,614
Shares issued on exercise of warrants	156,476	157	38,962	-	39,119
Shares issued for finders’ fees	68,250	68	(68)	-	-
Common stock subscriptions			500,000		500,000
Cash paid for finders’ fees	-	-	(53,000)	-	(53,000)
Fair value of warrants issued on
conversion of debentures	-	-	17,662	-	17,662
Fair value of stock options granted
to a contractor		-	14,588	-	14,588
Loss for the year	-	-	-	(2,716,008)	(2,716,008)

Balance, December 31, 2005	23,353,689	23,354	18,574,644	(20,062,475)	(1,464,477)

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2005)	2,557,880	2,557	466,517	-	469,074
Shares issued for services rendered	375,000	375	173,375	-	173,750
Shares issued on conversion of
convertible debentures	120,864	121	30,095	-	30,216
Shares issued on exercise of warrants	25,000	25	6,225	-	6,250
Shares issued to LC providers	4,300,000	4,300	1,371,700	-	1,376,000
Common stock subscriptions	-	-	259,000	-	259,000
Fair value of warrants issued on
conversion of debentures	-	-	9,772	-	9,772
Fair value of debenture settlement warrants	-	-	452,376	-	452,376
Fair value of warrants issued to LC providers	-	-	2,350,617	-	2,350,617
Fair value of stock options expensed	-	-	236,623	-	236,623
Loss for the year	-	-	-	(5,961,692)	(5,961,692)
Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Years ended December 31,
	2006	2005

Cash flows from operations:
Loss for the year	$(5,961,692)	$(2,716,008)
Items not involving cash:
Amortization	21,796	24,659
Bad debt	-	10,172
Shares issued for services rendered	173,750	100,200
Stock-based compensation	236,623	14,588
Accretion of debenture beneficial conversion feature	481,209	777,068
Fair value of warrants issued on conversion of debentures	9,772	17,662
Fair value of warrants issued on settlement of debentures	452,376	-
Fair value of warrants and common shares issued as
compensation for bank loan guarantee	3,726,617	-
Changes in non-cash operating working capital:
Accounts receivable	(902,098)	(247,441)
Inventory	7,190	(10,918)
Prepaid expenses	(3,230)	8,850
Accounts payable and accrued liabilities	254,082	(22,090)
Due to related party	35,687	77,187
Accrued interest on convertible debentures	133,905	163,038
Deferred leasehold inducements	(18,109)	(15,962)
Deferred revenue	98,832	63,418
Net cash used in operations	(1,253,290)	(1,755,577)

Cash flows from investments:
Purchase of fixed assets	(6,579)	(8,611)
Net cash used in investments	(6,579)	(8,611)

Cash flows from financing:
Common shares issued, net of issue costs	475,324	1,591,119
Share subscription received	259,000	500,000
Repayment of debentures	(2,453,285)	-
Bank loan	2,472,837	-
Net cash provided by financing	753,876	2,091,119

Increase (decrease) in cash and cash equivalents	(505,993)	326,931

Cash and cash equivalents, beginning of year	522,943	196,012

Cash and cash equivalents, end of year	$16,950	$522,943

Supplemental information:
Non-cash financing activities:
Shares issued for services rendered	$173,750	$100,200
Shares and warrants issued on conversion of debentures	$39,988	$72,276
Shares and warrants issued to LC providers	$3,726,617	$-
Warrants issued on settlement of debentures	$452,376	$-
Cash interest paid	$465,785	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech, Inc. and began operations as a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the year ended December 31, 2006, 99% of sales revenue (2005 – 88%) was generated from a single customer, ABB Inc. (“ABB”).

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by leveraging its Exclusive Global Channel Partner Agreement with ABB, generating positive cash flows from operations and ultimately attaining profitability. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses throughout 2007 and 2008. The minimum revenue commitments by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive net earnings and cash flow for 2007 and 2008. There can be no assurance that an equity financing can be obtained as anticipated and there can be no assurance that ABB will fulfill its minimum revenue commitments. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Years ended December 31, 2006 and 2005

2.	Significant accounting policies (continued):

	(b)	Cash and cash equivalents:

Cash and cash equivalents include highly liquid investments that are readily convertible to contracted amounts of cash.

	(c)	Research and development costs:

Research and development costs are expensed as incurred and include salaries, benefits and directly related overhead costs. Research and development grants received are offset against costs incurred.

	(d)	Inventory:

Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis. Cost includes laid-down cost, which is the cost of materials and other applicable direct costs.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

2.	Significant accounting policies (continued):

	(h)	Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates relate to the impairment of assets and rates for amortization, estimated amount of income tax balances and the estimated balances of accrued liabilities, and the calculation of stock- based compensation expense. Actual amounts may differ from these estimates.

	(i)	Foreign currency:

The Company’s functional currency is the United States dollar. Assets and liabilities denominated in a foreign currency have been translated into the functional currency at rates of exchange in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates during the year. Exchange gains and losses are included in operations.

	(j)	Stock-based compensation:

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements. Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line amortization approach with the following weighted average assumptions:

	Risk Free	Expected	Dividend	Expected
	Interest Rate	Life	Yield	Volatility

Years ended:
December 31, 2006	4.97%	2 years	0%	159%
December 31, 2005	3.66%	2 years	0%	171%

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

2.	Significant accounting policies (continued):

	(j)	Stock-based compensation (continued):

The Company adopted SFAS No. 123R effective January 1, 2006, using the Modified Prospective Method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to financial statements as pro-forma, shall now be expensed over the same amortization period.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and provided the required pro-forma disclosures of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned. The pro-forma information for the year ended December 31, 2005 is as follows:

Net loss as reported	$(2,716,008)
Stock-based employee compensation if fair-value based method applied	(475,695)
Pro-forma loss as if fair-value based method had been applied	$(3,191,703)

Basic and diluted loss per share
As reported	$(0.12)
Pro forma	$(0.15)

The weighted average fair value of stock options granted during the year ended December 31, 2006 was $0.36 per option.

In applying the Modified Prospective Application method for the year ended December 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock-based compensation of $236,623 for the year ended December 31, 2006.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

2.	Significant accounting policies (continued):

	(j)	Stock-based compensation (continued):

As at January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $263,132 before estimated forfeitures. In the Company’s pro- forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was nil, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was not adjusted for estimated forfeitures.

As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $81,991 and will be recognized over an estimated weighted average amortization period of 1.04 years.

	(k)	Income taxes:

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

Loss per share is calculated based on the weighted average number of common shares outstanding.

As the effect of all outstanding stock options (note 9) and share purchase warrants (note 10) is anti-dilutive and therefore, diluted loss per share is not presented.

The number of shares used to calculate loss per share for the years ended December 31, 2006 and 2005 was reduced by 300,000 shares in each year for shares issued and held by the Company (note 8(c)).

	(m)	Deferred leasehold inducements:

Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

3.	Related party balances and transactions:

Transactions with directors and officers:

During the year ended December 31, 2005, the Company’s Chief Executive Officer advanced $77,187 to the Company. During the year ended December 31, 2006, the Company’s Chief Executive Officer advanced a further $35,687. The advances are unsecured, without interest and without specific terms of repayment. The Company’s Chief Executive Officer also provided $400,000 in letters of credit as security for the bank loan (note 7). Financings with directors and officers are detailed in note 8.

4.	Fixed assets:

		Accumulated	Net book
December 31, 2006	Cost	amortization	value

Furniture and fixtures	$80,581	$62,646	$17,935
Computer equipment	198,274	191,584	6,690
Computer software	51,449	49,910	1,539
Leasehold improvements	10,829	7,620	3,209

	$341,133	$311,760	$29,373

		Accumulated	Net book
December 31, 2005	Cost	amortization	value

Furniture and fixtures	$80,581	$56,880	$23,701
Computer equipment	191,695	184,231	7,464
Computer software	51,449	44,170	7,279
Leasehold improvements	10,829	4,683	6,146

	$334,554	$289,964	$44,590

5.	Deferred leasehold inducements:

	2006	2005
Balance, beginning of year	$48,264	$64,226
Amortization	(18,601)	(17,422)
Foreign exchange adjustment	492	1,460

Balance, end of year	$30,155	$48,264

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

6.	Convertible debentures:

Between September 5, 2003 and May 21, 2004, in accordance with the terms of Securities Purchase Agreements, the Company issued convertible debentures in the amount of $2,250,000. A general security agreement covering all of the Company’s real, personal and intangible property was pledged as security for the debentures. The debentures matured on August 25, 2006 and bore interest at eight percent (8%) per annum. All convertible debentures ranked pari passu with all convertible debentures issued. The principal amount and accrued interest were convertible until maturity into units at a price of $0.25 per unit. Each unit comprises one common share and one-half share (1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.25 per share.

Finders’ fees were paid to investors, persons related to investors, and independent third parties by way of cash payment of $26,250 and by way of issuance of 595,000 units at $0.25 per unit each unit comprised of one share and one-half (1/2) share purchase warrant, with each whole warrant exercisable at $0.25 into one common share for five (5) years. The fair value of the cash finders’ fees and the fair value of the units underlying the finders’ fees have been recognized as a cost of issuance and in stockholders’ equity. On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants was assigned and recognized as an expense. Prior to maturity, $262,500 of principal and $17,328 of accrued interest was converted into 1,119,312 common shares and 559,656 share purchase warrants. Accordingly, the Company expensed $90,513 as the fair value of the warrants issued.

On September 9, 2006, $325,000 of principal and $71,787 of interest was repaid.

Effective September 26, 2006, the Company entered into a Debenture Settlement Agreement with the remaining debenture holders after the September 9, 2006 repayments. The Debenture Settlement Agreement provided for an extension of time to repay the remaining debentures in exchange for the pro- rata issuance of 2,100,000 share purchase warrants among the remaining debenture holders. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of five (5) years.

On October 23, 2006, the Company completed a transaction repaying all of the remaining secured convertible debentures representing $1,662,500 of principal and $393,998 accrued interest.

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeded the face value of the debentures and was therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures were accreted back to their face value over the term to maturity with a corresponding charge to interest expense. Accrued interest is also recorded based on the face value of the debentures at the stated interest rate (8%). The convertible debentures have been recorded as follows:

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

6.	Convertible debentures (continued):

Face value of convertible debentures issued (cash received)		$2,250,000
Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
Accretion of convertible debentures		2,249,995
Accrued interest payable		483,113
Conversion of debentures		(279,828)
Repayment of debentures		(2,453,285)

Convertible debentures at December 31, 2006	$	Nil

7.	Bank loan and loan guarantee:

On October 23, 2006 the Company completed a series of transactions repaying all of the outstanding Secured Convertible Debentures. To facilitate the transaction, the Company obtained a bank loan of up to $2,500,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the rate of Libor plus 1.50% until June 30, 2007. Monthly principal payments plus interest at the rate of Libor plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due.

The Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of the common stock of the Company; three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1½) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years. A general security agreement covering all of the Company’s real, personal and intangible property has been pledged as security to the LC Providers.

As of October 23, 2006 a total of $2,150,000 letters of credit had been obtained to secure the bank loan and accordingly 4,300,000 common shares, 6,450,000 warrants at $0.30 and 3,225,000 warrants at $0.50 have been issued. As further compensation, the exercise price of 250,000 share purchase warrants previously held by certain LC providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

7.	Bank loan and loan guarantee (continued):

As of February 5, 2007 a total of $300,000 additional letters of credit had been obtained to secure the bank loan and accordingly, 600,000 common shares, 900,000 warrants exercisable at $0.30 and 450,000 warrants exercisable at $0.50 have been issued. As further compensation, the exercise price of 62,500 share purchase warrants previously held by certain providers of the letters of credit have been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

8.	Common stock:

(a)

Of the common stock issued at December 31, 2006, 7,678,744 shares (2005 – 3,085,976) are subject to trading restrictions of up to one year following issue unless a registration statement is filed qualifying the shares for distribution. These include the 300,000 shares retained by the Company, as described in note 8(c).

(b)

In 1993, 1,100,000 common stock were issued for technology and recorded at a par value of $1,100. Of these shares, 300,000 have been retained by the Company because the development of the technology was not completed.

(c) Promissory notes receivable:

In conjunction with private placements completed during 2001, the Company’s Chief Financial Officer and the Company’s Chief Operating Officer each issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants. These notes receivable have been recorded as a deduction from additional paid-in capital in stockholders’ equity. Each common share purchase warrant entitled the holder to purchase one additional share at $0.75 per share until February 28, 2004. These warrants expired on February 28, 2004 and none of these warrants were exercised prior to expiry. In accordance with Agreements for Escrow of Share Certificates, the common share certificates remain in escrow until the Company receives full payment of the $100,000 for each note receivable. The amounts are due upon demand, unsecured and without interest.

(d) In conjunction with a private placement closed January 16, 2007, $259,000 of subscription proceeds was received prior to December 31, 2006.

9.	Stock options:

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

9.	Stock options (continued):

During the year ended December 31, 2006, the Company issued 220,000 stock options to directors, consultants and employees. Stock options normally vest in 25% increments every six months starting six months from the grant date.

(a)	A summary of the Company’s stock option activity is as follows:

			Weighted
	Number		average
	of shares		exercise price

Balance, December 31, 2004	2,522,000		$0.55
Options granted	1,546,000		$0.57
Options exercised	(55,000)		$(0.20)
Vested options expired	(507,000)		$(1.08)
Unvested options forfeited	(140,000)		(0.66)
		$
Balance, December 31, 2005	3,366,000		$0.48
Options granted	220,000		$0.49
Vested options expired	(115,000)		$(0.71)
Unvested options forfeited	(75,000)		$(0.46)

Balance, December 31, 2006	3,396,000		$0.48

(b)	Additional information regarding options outstanding as at December 31, 2006 is as follows:

	Outstanding			Exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number of	contractual	exercise	Number of	exercise
price	shares	life (years)	price	shares	price

$ 0.00 – 0.25	842,000	0.94	$0.20	842,000	$0.20
$ 0.26 – 0.50	670,000	3.61	$0.42	407,500	$0.42
$ 0.51 – 0.75	1,814,000	2.49	$0.61	1,532,750	$0.62
$ 0.76 – 1.00	45,000	2.19	$0.82	40,000	$0.81
$ 1.01 – 1.25	25,000	0.70	$1.25	25,000	$1.25

	3,396,000	2.31	$0.48	2,847,250	$0.47

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

10.	Share purchase warrants:

Detailed information regarding share purchase warrant activity during the years ended December 31, 2005 and 2006 is as follows: Between January 12, 2005 and March 4, 2005, in conjunction with private placements the Company issued 358,750 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share. In conjunction with this private placement, the Company issued 15,750 common shares and 7,875 common share purchase warrants as a finder’s fee. Each of these common share purchase warrants entitles the holder to purchase one additional share for five (5) years at a price of $0.50 per share.

At the request of certain debenture holders (note 6), on April 5, 2005 the Company converted $25,000 of principal and $1,808 of accrued interest into 107,232 common shares and 53,616 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($8,670) has been recorded as an expense.

On May 3, 2005, in conjunction with private placements the Company issued 816,875 common share purchase warrants (the purchasers received one common share purchase warrant for each two common shares purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three (3) years at a price of $1.00 per share.

At the request of certain debenture holders (note 6), on October 4, 2005 the Company converted $25,000 of principal and $2,806 of accrued interest into 111,224 common shares and 55,612 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($8,992) has been recorded as an expense.

On October 4, 2005 156,476 warrants were exercised at $0.25 per warrant generating $39,119.

By directors’ consent resolution dated January 19, 2006, the Company extended certain share purchase warrants held by its Chief Executive Officer for an additional two years from the original October 2005 and December 2005 expiry dates.

On January 19, 2006, in conjunction with a private placement, the Company issued 1,008,548 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for two (2) years at a price of $0.60 per share.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

10.	Share purchase warrants (continued):

On May 10, 2006, at the request of a debenture holder the Company converted $25,000 of principal and $5,216 of accrued interest into 120,864 common shares and 60,432 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five (5) years. The fair value of the warrants ($9,772) has been recorded as a cost of financing expense.

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

On September 26, 2006, in conjunction with a Debenture Settlement Agreement, the Company issued 2,100,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one additional share for five (5) years at a price of $0.25 per share. The fair value of the warrants ($452,376) has been recorded as an expense. The fair value was calculated using the Black- Scholes option-pricing model and the following assumptions: dividend yield 0%, expected volatility 161%, risk free interest rate 4.68%, and an expected term of two (2) years. In addition, the exercise price of 500,000 share purchase warrants previously held by the agent for the debenture holders was reduced from $0.45 to $0.25.

On October 23, 2006, the Company issued 6,450,000 warrants exercisable at $0.30 per share and 3,225,000 warrants exercisable at $0.50 per share as compensation to accredited investors (the “LC Providers”) for providing standby letters of credit securing the bank loan (note 7). The fair value of the warrants ($2,350,617) has been recorded as an expense. The fair value was calculated using the Black- Scholes option pricing model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two (2) years. As further compensation, the exercise price of 250,000 share purchase warrants previously held by certain LC providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

Of the warrants outstanding at December 31, 2006, 4,741,324 were held by the Company’s Chief Executive Officer (2005 – 2,941,324).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

10.	Share purchase warrants (continued):

A summary of the Company’s share purchase warrant activity is as follows:

			Weighted
		Weighted	average remaining
	Number	average	contractual life
	of shares	exercise price	(years)

Balance, December 31, 2004	5,226,470	$ 0.38	3.10
Warrants granted
Debenture conversion	109,228	$ 0.25	4.50
Finders’ fees	7,875	$ 0.50	4.00
Private placement	1,175,625	$ 0.85	2.86
Warrants exercised	(156,476)	$ 0.25	-
Warrants expired	(1,868,539)	$ 0.41	-
Expired warrants extended	1,764,014	$ 0.44	1.90

Balance, December 31, 2005	6,258,197	$ 0.46	2.53
Warrants granted
Debenture conversion	60,432	$ 0.25	4.33
Private placement	2,557,880	$ 0.54	2.04
Debenture settlement compensation	2,100,000	$ 0.25	4.75
LC providers’ compensation	9,675,000	$ 0.37	4.83
Warrants exercised	(25,000)	$ 0.25	-
Warrants expired	(450,000)	$ 0.53	-

Balance, December 31, 2006	20,176,509	$ 0.37	3.62

11.	Income taxes:

Income taxes attributable to loss for the year in these consolidated financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 34% (2005 – 35%) as follows:

	2006	2005

Expected tax recovery	$2,153,000	$967,000

Tax effect of:
Loss of foreign parent taxed at lower rates	(46,000)	(32,000)
Permanent and other differences	(1,639,000)	(176,000)
Non-capital losses of prior years expired	(468,000)	(867,000)
Change in valuation allowance	0	108,000

	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

11.	Income taxes (continued):

The Company’s deferred income tax assets are comprised of the following at December 31:

	2006	2005

Net deferred tax assets and liabilities:
Net operating loss carryforwards and other
deductible temporary differences	$3,765,000	$3,765,000

Total deferred tax assets	3,765,000	3,765,000

Valuation allowance	(3,765,000)	(3,765,000)

Net deferred tax assets	$-	$-

At December 31, 2006, management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2006, the Company had net operating loss carryforwards of $10,267,117 available to offset taxable income earned in Canada and $2,239,659 available to offset taxable income earned in the United States. These losses expire as follows:

	Canada	US

2007	$1,111,686
2008	2,021,365
2009	1,888,403
2010	2,086,964
2011	1,704,350
2012	1,092,669
2013	361,680
2018 and thereafter	-	$2,239,659

	$10,267,117	$2,239,659

12.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2007	$194,152
2008	128,880

$323,032

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

13.	Product warranty:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. On the basis of historical claim cost, the management estimated that the warranty cost for 2006 and the accumulated warranty liability would be negligible.

14.	Selling, general and administrative expenses:

Selling, general and administrative expenses are comprised of the following:

	Years ended December 31,
	2006	2005

Salaries and benefits	$1,234,778	$1,073,873
Marketing and investor relations	270,945	588,702
Legal and audit	212,805	250,611
Rent and facilities	234,579	210,714
Foreign exchange loss/(gain)	(15,163)	17,150
Other	161,830	166,475

	$2,099,774	$2,307,525

15.	Financial instruments:

	(a)	Fair values of financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amount due to related party. The fair value of these financial instruments approximate their carrying values due to their relative short term to maturity. The carry value of the bank loan approximates fair value as the interest rate fluctuates with market conditions..

	(b)	Foreign currency risk:

Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and, accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency derivative instruments in place.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

15.	Financial instruments (continued):

	(c)	Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As at December 31, 2006, one customer represented 100% of outstanding trade accounts receivable (2005 – 95).

	(d)	Interest rate risk:

The interest rate of the Company’s bank loan is at Libor plus 1.50%, and therefore, the Company is exposed to interest rate cash flow risk.

16.	Exclusive Global Channel Partner Agreement:

On May 5, 2006 the Company entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of its vision guided robotics technologies and software products. ABB has committed to a minimum purchase of eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum purchase commitments are as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB has agreed to fund US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB entering into this agreement and for providing the purchase and research commitments, the Company granted ABB an exclusive global channel partner license for the use of the Company’s software products in the automotive market and in specified general industry markets.

17.	Subsequent events:

(a)	Private placement

Pursuant to a term sheet approved by the board of directors on November 22, 2006, on January 16, 2007 the Company issued 1,895,000 units at $0.20 per unit representing subscription proceeds of $379,000. Each unit comprises one common share and one share purchase warrant. Each share purchase warrant has a three (3) year term and is exercisable at any time into one common share at a price of $0.25 per share. Of the subscription proceeds, $259,000 had been received prior to December 31, 2006. The Company’s Chief Executive officer purchased 1,220,000 units of this private placement representing subscription proceeds of $244,000. In conjunction with the private placement, the Company paid $1,500 and issued 30,000 units as a finder’s fee. Also, on February 21, 2007 the Company issued 275,000 units on account of this private placement representing $55,000.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

17.	Subsequent events (continued):

(b) Bank loan and loan guarantee

As of February 5, 2007 a total of $300,000 additional letters of credit had been obtained to secure the bank loan (note 7). Accordingly, 600,000 common shares, 900,000 warrants exercisable at $0.30 and 450,000 warrants exercisable at $0.50 were issued as compensation. As further compensation, the exercise price of 62,500 share purchase warrants previously held by certain providers of the letters of credit have been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

18.	Recent accounting pronouncements:

(a)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The adoption of SFAS No. 154 did not have any material impact on the Company’s financial statements.

(b)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

(c)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2006 and 2005

18.	Recent accounting pronouncements (continued):

(d)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 is effective as of the beginning of the first fiscal year that begins after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

(e)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the US, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s Chief Financial Officer and our company’s Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

Not Applicable

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees

The following table sets forth certain information, as of March 22, 2007, with respect to our directors, executive officers and key employees.

Name	Age	Position
Owen L.J. Jones	55	Director, and Chief Executive Officer
Babak Habibi	36	Director, President, and Chief Operating Officer
Edward A. White	62	Director, Chief Financial Officer, Treasurer, and Secretary
James L. Speros*	47	Director
Drew Miller	48	Director
Clifford G. Butler*	53	Director

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

Edward A. White was appointed as a Director and Chief Financial Officer and Treasurer effective November 1, 2000 and was appointed as Secretary on August 28, 2002. Mr. White has been a member of the British Columbia Institute of Chartered Accountants for 33 years and, for 23 of those years, Mr. White practiced as a self-employed Chartered Accountant serving clients in both the public and private sectors. Mr. White was a director of Sideware Systems Inc. from October 1995 to March 20, 2002. Mr. White holds a Bachelor of Commerce Degree for the University of British Columbia as well as his CA Degree. Mr. White is not a director of any other public companies.

James L. Speros was appointed a director of our company on September 15, 1998. Mr. Speros was also a director, President and Chief Executive Officer of Sideware Systems Inc. and of Sideware Corp., a wholly owned subsidiary of Sideware Systems Inc. Mr. Speros is currently Chairman of Chalk Inc., a wholly owned subsidiary of Chalk Media Corp., a public company trading on the TSX Venture Exchange. From July 2005 to June 2006, Mr. Speros served as CEO of Chalk Inc.

Dr. Drew Miller has been the President of Heartland Consulting Group since 1994. He serves on the Board of Directors and Audit Committee of Signature Eyewear Inc (OTC:SEYE). In past positions he served as President of Financial Continuum, a financial planning firm; Vice President of Planning and Development at Securities America, one of the largest independent broker-dealers in the United States; and President of Global Vantage Securities, an investment banking firm. Dr. Miller is a Certified Management Accountant, Certified Mergers and Acquisitions Advisor, Certified Financial Planner and a Certified Government Financial Manager. Dr. Miller began his business career at ConAgra Inc in their Corporate Planning and Development department after serving as an Air Force intelligence officer. Dr. Miller served in the Pentagon in the Senior Executive Service, and continues to pursue defense analysis work as a consultant with the Institute for Defense Analyses and a Colonel in the USAF Reserve. Dr. Miller is a summa cum laude graduate of the U.S. Air Force Academy, and received an academic scholarship to Harvard University’s Kennedy School of Government where he earned a Masters Degree and PhD in Public Policy. He currently serves as a member of the University of Nebraska Board of Regents.

Clifford G. Butler was appointed as a director on May 10, 2006. Mr. Butler is currently President and CEO of the BAS Group, Inc., a privately held automotive service center, Managing Member of 14720 Southlawn, LLC, a private company that owns and manages commercial investments and commercial real estate, Managing Member of 2916 Palm Blvd., LLC, a private company that owns and operates resort investment real estate, and President and Chief Operating Officer of Aviation Facilities Corporation, Inc., an aviation real estate venture that owns and operates the leasehold for 60 individual aircraft T-Hangers for the indoor storage of aircraft. Throughout the 80’s and early 90’s, Mr. Butler was a lessee member of Congressional Air, Ltd., an aircraft charter operation, and he played a vital role in its success. Mr. Butler has over 33 consecutive years of Entrepreneurial experience in the private sector. Mr. Butler is not a director of any other public companies.

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

To the best of our knowledge, all executive officers, directors, and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Babak Habibi	Nil	Nil	Nil
Owen Jones	1 (2)	1	Nil
Edward White	Nil	Nil	Nil
James Speros	1 (2)	1	Nil
Richard Torre	1 (2)	1	Nil
Drew Miller	Nil	Nil	Nil
Clifford Butler	2 (1) (2)	2	Nil

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation paid to our Executive Officers during the two fiscal periods ended December 31, 2005.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payouts
					Restricted Stock Awards	Securities Underlying Options/SARs
Owen Jones , CEO and Director	2005 2004	124,500 115,500	Nil Nil	7,970 Nil	Nil Nil	100,000 Nil	Nil Nil	Nil Nil
Babak Habibi President, COO and Director	2005 2004	99,600 92,400	Nil Nil	Nil Nil	Nil Nil	100,000 Nil	Nil Nil	Nil Nil
Edward A. White, CFO, Treasurer, Secretary and Director	2005 2004	99,600 92,400	Nil Nil	Nil Nil	Nil Nil	350,000 Nil	Nil Nil	Nil Nil

There were no stock options granted to any of our Officers during the year ended December 31, 2006.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Owen Jones CEO and Director	2006	132,000	Nil	Nil	Nil	Nil	Nil	12,672	144,672
Babak Habibi President, COO and Director	2006	105,600	Nil	Nil	Nil	Nil	Nil	Nil	105,600
Edward A. White, CFO, Treasurer, Secretary, and Director	2006	105,600	Nil	Nil	Nil	Nil	Nil	Nil	105,600

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Owen Jones , CEO and Director	01/12/02 12/12/05	Nil	Nil	Nil	Nil	Nil	Nil	Nil	200,000 100,000	0.20 0.40
Babak Habibi President, COO and Director	17/12/02 05/11/03 12/12/05	Nil	Nil	Nil	Nil	Nil	Nil	Nil	150,000 500,000 100,00	0.20 0.60 0.40
Edward A. White, CFO, Treasurer Secretary, and Director	17/12/02 25/01/05 12/12/05	Nil	Nil	Nil	Nil	Nil	Nil	Nil	150,000 250,000 100,000	0.20 0.65 0.40

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Owen Jones , CEO and Director	200,000 50,000	Nil 50,000	Nil Nil	0.20 0.40	01/12/07 11/12/10	Nil	Nil	Nil	Nil
Babak Habibi President, COO and Director	150,000 500,000 50,000	Nil Nil 50,000	Nil Nil Nil	0.20 0.60 0.40	16/12/07 4/11/08 11/12/10	Nil	Nil	Nil	Nil
Edward A. White, CFO, Treasurer Secretary and Director	150,000 200,000 50,000	Nil 50,000 50,000	Nil Nil Nil	0.20 0.65 0.40	16/12/07 24/01/10 11/12/10	Nil	Nil	Nil	Nil

OPTION EXERCISES AND STOCK VESTED

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Owen Jones , CEO and Director	Nil	Nil	Nil	Nil
Babak Habibi President, COO and Director	Nil	Nil	Nil	Nil
Edward A. White, CFO, Treasurer, Secretary and Director	Nil	Nil	Nil	Nil

DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James Speros Director	12,250	Nil	Nil	Nil	Nil	Nil	12,250
Drew Miller(2) Director	11,750	Nil	Nil	Nil	Nil	Nil	11,750
Clifford Butler(3) Director	6,650	Nil	37,239	Nil	Nil	Nil	43,889

(1) For information regarding directors who are also officers, please see the tables above.(2) For the year ended December 31, 2006, we owed Mr. Miller $11,500 in accrued but unpaid salary. For the year ended December 31, 2005, we owed Mr. $7,113 in accrued but unpaid salary. (3) For the year ended December 31, 2006, we owed Mr. Butler $6,650 in accrued but unpaid salary

The following table sets out the options exercised by our Chief Executive Officer during the last fiscal year.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at end of fiscal year Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Owen L.J. Jones	Nil	Nil	300,000(2)	Nil	16,000(1)	N/A

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2006 ($0.28 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) The total of 300,000 options granted to Mr. Jones represents, 200,000 options granted to Mr. Jones during the fiscal year ended December, 31, 2002 and 100,000 options granted to Mr. Jones during the fiscal year ended December 31, 2005

Compensation to our Directors

We currently provide the following compensation to our directors who are executive officers:

Owen Jones. Between January 1, 2001 and August 31, 2003, Mr. Jones worked for us without salary. On October 17, 2002, we issued 500,000 common share purchase warrants to Mr. Jones in settlement of salary owed for the period from January 1, 2002 to September 30, 2002. Each share purchase warrant entitles him to purchase one common share for two years at $0.31 per share, which was the fair market value of the common shares on September 30, 2002. The fair value of the warrants as calculated by the Black-Scholes option-pricing model of $39,409 has been recorded as an expense and additional paid-in capital in the year ended December 31, 2002. Commencing September 1, 2003, Mr. Jones receives a salary of $11,000 (CDN$12,500) per month from us. Mr. Jones receives no other compensation from us or any of our subsidiaries.

Babak Habibi. Mr. Habibi receives a salary of $8,800 (CDN$10,000) per month from us. Mr. Habibi also holds stock options as listed in the table below. Mr. Habibi receives no other compensation from us or any of our subsidiaries.

Edward A. White. Mr. White receives a salary of $8,800 (CDN$10,000) per month from us. Mr. White also holds stock options as listed in the table below. Mr. White receives no other compensation from us or any of our subsidiaries.

Non-executive Directors

We currently provide the following compensation to our non-executive directors:

  Annual fee of $10,000 to be paid at the end each calendar quarter.

  Board of Director meeting fees of $750 per meeting attended in person or $250 per meeting attended by telephone.

  Committee meeting fees of $500 per meeting attended in person or $250 per meeting attended by telephone.

  Annual stock option award.

To date we have accrued these director fees for future payment.

The aggregate amount of cash remuneration that we paid or accrued to our directors as a group, was approximately $371,200 during the fiscal year ended December 31, 2006. None of our directors receive any pension plan or similar benefits.

Stock options granted to our Directors

The following table shows the stock options held by our directors and officers as at December 31, 2006.

Name	Grant Year	Options Granted	Number Exercised	Number Outstanding	Exercise Price	Market Value of Underlying Shares at Date of Grant	Expiry Date (m/d/y)
Owen L.J. Jones	2005 2002	100,000 200,000	Nil Nil	100,000 200,000	$0.40 $0.20	$0.40 $0.20	12/11/10 12/01/07
Babak Habibi	2005 2003 2002	100,000 500,000 150,000	Nil Nil Nil	100,000 500,000 150,000	$0.40 $0.60 $0.20	$0.40 $0.60 $0.15	12/11/10 11/04/08 12/16/07
Edward A. White	2005 2005 2002	100,000 250,000 150,000	Nil Nil Nil	100,000 250,000 150,000	$0.40 $0.65 $0.20	$0.40 $0.62 $0.15	12/11/10 01/24/10 12/16/07
James Speros	2005 2005 2002	47,000 100,000 50,000	Nil Nil Nil	47,000 100,000 50,000	$0.66 $0.65 $0.20	$0.66 $0.62 $0.20	02/09/10 01/24/10 12/01/07
Drew Miller	2005	100,000	Nil	100,000	$0.46	$0.46	08/25/10
Clifford Butler	2006	100,000	Nil	100,000	$0.51	$0.51	05/09/11

We do not have a long-term incentive plan, and have not granted any stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,396,000	$0.48	850,800
Equity compensation plans not approved by security holders	13,082,250	$0.34	Nil
Total	16,478,250	$0.37	878,300

We have set forth in the following table certain information regarding our common stock beneficially owned on March 22, 2007 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 22, 2007, we had 33,532,433 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Owen L.J. Jones* 309 – 9th Avenue New Westminster, BC V3L 2A2	12,594,639(2)	31.69%
Babak Habibi* 1680 Orkney Place North Vancouver, BC V7H 2Z1	833,334(3)	2.43%
Edward A. White* 416-5 K de K Court New Westminster, BC V3M 6B6	533,334(4)	1.57%
James L. Speros* 1921 Gallows Road, Suite 540 Vienna, Virginia 22182	1,450,750(5)	4.22%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Drew Miller* 1904 Barrington Parkway Papillion, Nebraska 68046	95,000(6)	0.28%
Clifford G. Butler* 19720 Golden Valley Lane Brookeville, MD 20833	2,206,666(7)	6.41%
Frederick W. Weidinger 558 Innsbruck Avenue Great Falls, Virginia 22066	5,583,750(8)	15.03%
All directors and executive officers as a group (6 Persons)	17,713,723(9)	41.48%

* Denotes a Director of the Company

(1)

Based on 33,532,433 shares of common stock issued and outstanding as of March 22, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Includes 250,000 shares issuable pursuant to stock options and 5,961,324 shares issuable pursuant to share purchase warrants exercisable within 60 days. Figures stated for Mr. Jones exclude 321,934 shares owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(3)	Includes 700,000 shares issuable pursuant to stock options exercisable within 60 days.
(4)	Includes 400,000 shares issuable pursuant to stock options exercisable within 60 days.
(5)	Includes 197,000 shares issuable pursuant to stock options and 673,750 shares issuable pursuant to share purchase warrants exercisable within 60 days.
(6)	Includes 75,000 shares issuable pursuant to stock options exercisable within 60 days.
(7)	Includes 50,000 shares issuable pursuant to stock options and 863,333 shares issuable pursuant to share purchase warrants exercisable within 60 days.
(8)	Includes 3,611,250 shares issuable pursuant to shares purchase warrants exercisable within 60 days.
(9)	Includes 1,622,000 shares issuable pursuant to stock options and 6,278,407 shares issuable pursuant to share purchase warrants exercisable within 60 days.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Transactions involving Directors

Other than as described under the heading "Executive Compensation", no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Owen L.J. Jones, a director and our Chief Executive Officer:

Mr. Jones purchased 751,544 shares at a price of $0.60 per share in a private placement conducted in the last quarter of 2002. For every two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.85 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 28, 2007;

Mr. Jones purchased 267,106 shares at a price of $0.31 per share in a private placement conducted in the last quarter of 2002. For every two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.36 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until October 28, 2007;

Mr. Jones purchased 297,334 shares at a price of $0.27 per share in a private placement conducted in the last quarter of 2002. For every two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.32 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

Mr. Jones purchased 227,480 shares at a price of $0.21 per share in a private placement conducted in the last quarter of 2002. For every two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.26 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

Mr. Jones purchased 407,640 shares at a price of $0.15 per share in a private placement conducted in the last quarter of 2002. For every two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.20 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007;

Mr. Jones purchased 576,924 shares at a price of $0.20 per share in a private placement conducted in the last quarter of 2002. For every two shares purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for one year at $0.25 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until December 17, 2007.

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

In November 2006, Mr. Jones provided a $400,000 standby letter of credit as partial security for the Royal Bank loan and as compensation he received 800,000 common shares, 1,200,000 share purchase warrants exercisable at $0.30 per share, and 600,000 share purchase warrants exercisable at $0.50 per share. The share purchase warrants are exercisable for a period of five years.

Mr. Jones purchased 1,220,000 shares at a price of $0.20 per share in a private placement conducted in the first quarter of 2007. For each share purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for three years at $0.25 per share.

Edward White, a director and our Chief Financial Officer

In March 2001, Mr. White acquired 133,334 shares at a price of $0.75 in a private placement. Mr. White provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is February 27, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For every two shares purchased, Mr. White received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised. If Mr. White fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

Babak Habibi, a director and our President and Chief Operating Officer:

In June 2001, Mr. Habibi acquired 133,334 shares at a price of $0.75 in a private placement. Mr. Habibi provided us with a demand promissory note in the amount of $100,000 without interest to pay for the shares and has signed an agreement to hold the share certificate and warrant certificate in escrow. The date of the agreement is June 26, 2001. According to the agreement, the shares and warrants issued to him will remain in escrow until he submits full payment to us. For every two shares purchased, Mr. Habibi received one share purchase warrant, which entitles him to purchase one additional share for one year at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to extend the share purchase warrants until February 28, 2004 and to reduce the exercise price to $0.75 per share. These warrants expired on February 28, 2004 without being exercised. If Mr. Habibi fails to pay the demand promissory note, we will cancel the share certificate and warrant certificate issued to him.

James Speros, a director:

On December 29, 2004 Mr. Speros purchased 125,000 Units at a purchase price of $0.40 per Unit. On March 4, 2005 he purchased an additional 97,500 Units at a purchase price of $0.40 per Unit. Each Unit comprises one share and one-half (1/2) share purchase warrant. Each whole warrant is exercisable at $0.50 into one common share for five years. In conjunction with private placements, in 2004, he received $12,500 in finder’s fees and in 2005 he received $49,790 in finder’s fees. He also received 52,500 common shares at a deemed price of $0.80 per share on account of finder’s fees and 55,000 common shares at a deemed price of $0.50 per share on account of services rendered. Effective February 1, 2005, we entered into a Marketing Communications Services Agreement with Baldacci Communications LLC. The agreement and specifies monthly payments of $26,000 for the first six months and $18,000 for the final six months. Of these payments, Mr. Speros is entitled to receive from Baldacci $12,000 per month during the first six months and $10,000 per month during the final six months. The agreement with Baldacci Communications LLC was terminated May 31, 2005. In November 2006, Mr. Speros provided a $125,000 standby letter of credit as partial security for the Royal Bank loan and as compensation he received 250,000 common shares, 375,000 share purchase warrants exercisable at $0.30 per share, and

187,500 share purchase warrants exercisable at $0.50 per share. The share purchase warrants are exercisable for a period of five years.

Clifford Butler a director:

Mr. Butler purchased 110,000 shares at a price of $0.40 per share in a private placement conducted in the first quarter of 2005. For each two shares purchased, Mr. Butler received one share purchase warrant, which entitles him to purchase one additional share for five years at $0.50 per share.

Mr. Butler purchased 750,000 shares at a price of $0.80 per share in a private placement conducted in the second quarter of 2005. For each two shares purchased, Mr. Butler received one share purchase warrant, which entitles him to purchase one additional share for three years at $1.00 per share. We have voluntarily and without receipt of any further consideration agreed to reduce the exercise price of these warrants to $0.30 per share and extend the exercise period to four years.

Mr. Butler purchased 433,333 shares at a price of $0.30 per share in a private placement conducted in the third quarter of 2006. For each share purchased, Mr. Butler received one share purchase warrant, which entitles him to purchase one additional share for three years at $0.50 per share.

We do not have established policies about entering into future transactions with affiliates. Management addresses individual transactions on their individual merits.

Transactions with Independent Directors

None of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2006 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Corporate Governance

We currently act with 6 directors, consisting of Owen L.J. Jones, Babak Habibi, Edward A. White, James L. Speros, Drew Miller and Clifford G. Butler.

We have determined that James L. Speros, Clifford G. Butler and Drew Miller are independent directors, as that term is used in Item 7(b)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

We currently act with a standing audit committee and a standing compensation committee. Our audit committee is comprised of James L. Speros and Clifford G. Butler. Our compensation committee is comprised of James L. Speros and Clifford G. Butler. We do not have a standing nominating committee but our entire board of directors acts as our nominating committee.

If any shareholders seeks to nominate a director or bring any other business at any meeting of our shareholders, the shareholder must comply with the procedures contained in our bylaws and the shareholder must notify us in writing and such notice must be delivered to or received by the

Secretary in accordance with Rule 14a-8 of the Exchange Act. A shareholder may write to the Secretary of our company at our principal executive office to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, We believe that our audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee financial expert because our company believes that the functions of an audit committees can be adequately performed by the audit committee without an audit committee financial expert. In addition, we believe that retaining an new independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

ITEM 13. INDEX TO EXHIBITS

Number	Exhibit

3.1(1)	Articles of Incorporation, dated February 27, 1987

3.2(1)	Articles of Amendment, dated July 14, 1998

3.3(1)	Articles of Amendment, dated June 28, 1990

3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993

3.5(1)	Articles of Amendment of the Company, dated April 6, 1993

3.6(1)	Articles of Amendment of the Company, dated December 6, 1993

3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.8(1)	By-Laws of the Company

3.9(6)	Amendment to By-Laws of the Company

4.1(1)	Specimen Stock Certificate

4.2(2)	1997 Stock Option Plan

4.3(2)	2000 Stock Option Plan

4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000

10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001

10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001

10.3(7)	License Agreement with Marubeni Corporation

10.4(8)	Certificate of Reverse Stock Split

10.5(9)	Corporate Governance Committee Charter

10.6(9)	Audit Committee Charter

10.7(9)	Compensation Committee Charter

10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees

10.9(9)	Corporate Governance Guidelines

10.10(10)	Loan Agreement

10.11(10)	General Security Agreement

10.12(10)	Service Agreement with Elite Financial Communications Group

10.13(10)	2003 Stock Option Plan

10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.

10.15(12)	ABB Exclusive Channel Partner Agreement dated February 1, 2004

10.16(13)	ABB Exclusive Channel Partner Agreement dated January 1, 2005

10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,

10.18(15)	ABB Exclusive Global Channel Partner Agreement dated April 1, 2006

10.19(16)	Form of Loan Guarantee and Subscription Agreement

10.20(16)	General Security Agreement dated October 18, 2006

11.1	Computation of net loss per share

23.1	Consent Letter from Auditor dated March 5, 2007

31.1	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

* Filed here

(1)	Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2)	Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3)	Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
(4)	Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2000.
(5)	Exhibit already on file - exhibit to our Form S-1/A registration statement filed July 3, 2001.
(6)	Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001
(7)	Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.
(8)	Exhibit already on file – exhibit to our Form 8-K filed September 9, 2002.
(9)	Exhibit already on file – exhibit to our Form 10KSB for the year ended December 31, 2002.
(10)	Exhibit already on file – exhibit to our Form 10QSB covering the quarter ended March 31, 2003.
(11)	Exhibit already on file – exhibit to our Form 10QSB covering the quarter ended September 30, 2003.
(12)	Exhibit already on file - exhibit to our Form 8-K filed March 9, 2004.
(13)	Exhibit already on file - exhibit to our Form 8-K filed January 19, 2005.
(14)	Exhibit already on file - exhibit to our Form 8-K filed March 3, 2005.
(15)	Exhibit already on file – exhibit to our Form 10QSB covering the quarter ended March 31, 2006.
(16)	Exhibit already on file – exhibit to our Form 8-K filed October 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Fees for audit services totalled $38,527 for the fiscal year ended December 31, 2006 and $63,414 for the fiscal year ended December 31, 2005, including fees associated with the audit of the annual financial statements and review of financial statements included in quarterly filings.

Audit-Related Fees

Fees for audit-related services totalled $12,325 for the fiscal year ended December 31, 2005. $8,748 of these services were in connection with discussions related to the Securities and Exchange Commission’s request for supplemental information and $3,577 of these services related to consent and filing of Form S-8. There were no audit-related services for the fiscal year ended December 31, 2006.

Tax Fees

Fees for tax services totalled $3,520 for the fiscal year ended December 31, 2005, regarding the preparation of and filing of the Canadian corporate income tax return for the 2005 fiscal year. Fees for tax services totalled $60,136 for the fiscal year ended December 31, 2005 regarding preparation and filing of Canadian and United States corporate income tax returns for the all fiscal years to 2004.

All Other Fees

No fees were billed for professional services during the fiscal years ended December 31, 2006 and 2005 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, and scope and fee estimates. The independent auditor submits a written proposal that details audit and audit-related services. Audit fees are fixed and contained in the proposal.

There were no fees in 2006 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Owen L. J. Jones	Chief Executive Officer,	March 22, 2007
Owen L.J. Jones	Director
(Principal Executive Officer)

/s/ Babak Habibi	President, Director,	March 22, 2007
Babak Habibi

/s/ Edward A. White	Chief Financial Officer,	March 22, 2007
Edward A. White	Director
(Principal Financial and Accounting
Officer)