Form 10QSB
period 2007-03-31
BRAINTECH INC
filed 2007-05-14
CIK 1015715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,897,433 Common shares, par value $0.001, as at May 9, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index to Exhibits on Page 31

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 3

Item 2. Management's Discussion and Analysis page 17

Item 3 Controls and Procedures page 28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings page 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds page 29

Item 3. Defaults upon Senior Securities page 29

Item 4. Submission of Matters to a Vote of Securities Holders page 29

Item 5. Other Information page 29

Item 6. Exhibits page 29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at March 31, 2007 (unaudited) and December 31, 2006;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the three months ended March 31, 2007;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2007 and 2006.

`

Condensed Consolidated Financial Statements (Expressed in United States dollars) BRAINTECH, INC. Three months ended March 31, 2007 and 2006 (Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$394,603	$16,950
Accounts receivable	907,512	1,224,010
Inventory	16,015	10,297
Prepaid expenses	54,058	47,930
	1,372,188	1,299,187

Fixed assets	33,468	29,373

	$1,405,656	$1,328,560

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$68,336	$260,415
Accrued liabilities	344,280	317,387
Deferred leasehold inducements (note 3)	25,864	30,155
Deferred revenue (note 4)	290,252	197,383
Due to related party	113,536	112,874
Current portion of bank loan (note 5)	750,000	490,000
	1,592,268	1,408,214

Bank loan (note 5)	1,652,837	1,982,837

Total liabilities	3,245,105	3,391,051

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 33,897,433 shares	33,897	30,732
(December 31, 2006 – 30,732,433)
Additional paid-in capital	24,776,725	23,930,944
Accumulated deficit	(26,650,071)	(26,024,167)
	(1,839,449)	(2,062,491)

1

$1,405,656	$1,328,560

See accompanying notes to consolidated financial statements.

2

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Three Months ended March 31
	2007	2006

Sales	$668,372	$233,918
Cost of sales	44,041	15,482

Gross margin	624,331	218,436

Operating expenses:
Research and development	144,364	177,362
Selling, general and administrative	422,663	523,123
	567,027	700,485

Operating income/(loss)	57,304	(482,049)

Non-operating:
Interest income	545	274
Interest expense - other	-	(4,274)
Financing expenses
Interest on convertible debentures	-	(39,696)
Accretion of convertible debentures	-	(182,741)
Interest on bank loan	(39,785)	-
Fair value of equity issued as compensation
to bank loan guarantors	(547,241)	-
Bank loan guarantee expenses	(6,727)	-
Fair value of equity issued as compensation
for financing services	(90,000)	-
	(683,208)	(226,437)

Loss for the period	$(625,904)	$(708,486)

Loss per share information:
Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common
shares outstanding	32,527,823	23,883,664

3

See accompanying notes to consolidated financial statements.

4

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2006)	2,170,000	2,170	172,830	-	175,000
Shares issued for services rendered	265,000	265	95,135	-	95,400
Shares issued to bank loan guarantors	700,000	700	215,300	-	216,000
Shares issued for finders’ fees	30,000	30	(30)	-	-
Cash paid for finders’ fees	-	-	(1,500)	-	(1,500)
Fair value of warrants issued to bank loan guarantors	-	-	331,241	-	331,241
Fair value of stock options expensed			32,805	-	32,805
Loss for the period	-	-	-	(625,904)	(625,904)

Balance, March 31, 2007	33,897,433	$33,897	$24,776,725	$(26,650,071)	$(1,839,449)

See accompanying notes to consolidated financial statements.

5

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Three months ended March 31
	2007	2006

Cash flows from operations:
Loss for the period	$(625,904)	$(708,486)
Items not involving cash:
Amortization	4,392	6,202
Shares issued for services rendered	95,400	50,000
Stock-based compensation	32,805	59,112
Accretion of debenture beneficial conversion feature	-	182,741
Fair value of warrants and common shares issued as
compensation to loan guarantors	547,241	-
Changes in non-cash operating working capital:
Accounts receivable	316,498	84,327
Inventory	(5,718)	8,327
Prepaid expenses	(6,128)	15,053
Accounts payable and accrued liabilities	(165,186)	(26,009)
Due to related party	662	-
Accrued interest on convertible debentures	-	39,696
Deferred leasehold inducements	(4,291)	(4,585)
Deferred revenue	92,869	(19,930)
Net cash provided by (used in) operations	282,640	(313,552)

Cash flows from investments:
Purchase of fixed assets	(8,487)	(2,122)
Net cash used in investments	(8,487)	(2,122)

Cash flows from financing:
Common shares issued, net of issue costs	173,500	10,524
Repayment of amount due to related party	-	(17,235)
Redemption of debentures	-	-
Repayment of bank loan	(70,000)	-
Net cash provided by (used in) financing	103,500	(6,711)

Increase (decrease) in cash and cash equivalents	377,653	(322,385)

Cash and cash equivalents, beginning of period	16,950	522,943

Cash and cash equivalents, end of period	$394,603	$200,558

Supplemental information:
Non-cash financing:
Shares issued for services rendered	$95,400	-

6

Shares and warrants issued to bank loan guarantors	$547,241	$-

See accompanying notes to consolidated financial statements.

7

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the three months ended March 31, 2007, 98% of sales revenue (2006 – 100%) was generated from ABB Inc. (“ABB”).

These condensed consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products by leveraging its Exclusive Global Channel Partner Agreement with ABB, generating positive cash flows from operations and ultimately attaining profitability. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

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
(a) Unaudited financial information:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

2.	Basis of presentation (continued):
	(b)	Principals of consolidation:

These condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Braintech Canada, Inc., incorporated under the Company Act (British Columbia) on March 30, 1994. All material inter-company balances and transactions have been eliminated.

	(c)	Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates relate to the impairment of assets and rates for amortization, estimated amount of income tax balances and the estimated balances of accrued liabilities, and the calculation of stock-based compensation expense. Actual amounts may differ from these estimates.

	(d)	Stock based compensation:

In December 2004, the Financial Accounting Standards Board (the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and expensed using the straight-line amortization approach.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

2.	Basis of presentation (continued):
	(d)	Stock-based compensation (continued):

In applying the Modified Prospective Application method, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $32,805 for the three months ended March 31, 2007 (2006 - $59,112). No stock options were granted during the three months ended March 31, 2006 and therefore, the recorded stock based compensation expense pertains to the amortization of unvested options over the vesting period.

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

The weighted average fair value of stock options granted during the three months ended March 31, 2007 was $0.27 per option. No options were granted during the three months ended March 31, 2006. The fair value was estimated using the Black-Scholes option valuation model and the following weighted average assumptions:

			Three Months Ended
			March 31, 2007	March 31, 2006
		Expected life (years)	2.0	N/A
		Risk free interest rate	4.59%	N/A
		Expected volatility	165%	N/A
		Dividend yield	0%	N/A

As of March 31, 2007, the unrecorded deferred stock based compensation balance related to stock options was $471,307 and will be recognized over an estimated weighted average amortization period of 1.87 years (2006 - $204,020, 0.96 years).

	(e)	Deferred leasehold inducements:
		Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

2.	Basis of presentation (continued):
	(f)	Loss per share:
	Loss per share is calculated based on the weighted average number of common shares outstanding.
	As the effect of all outstanding stock options (note 7) and share purchase warrants (note 8) is anti-dilutive, diluted loss per share does not differ from basic loss per share.
	The number of shares used to calculate loss per share for the three month periods ended March 31, 2007 and 2006 was reduced by 300,000 shares in each period for shares issued and held by the Company.
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

Cash received or accounts receivable recorded in advance of meeting the revenue recognition criteria are recorded as deferred revenue and the costs related to that revenue are recorded as deferred costs.

3.	Deferred leasehold inducements:
		Three Months Ended March 31
		2007	2006
	Balance, beginning of period	$30,155	$48,264
	Amortization	(4,501)	(4,567)
	Foreign exchange adjustment	210	(18)
	Balance, end of period	$25,864	$43,679

4.	Deferred revenue:
		Three Months Ended March 31
		2007	2006
	Balance, beginning of period	$197,383	$98,551
	Revenue invoiced and deferred for future recognition	111,863	25,324
	Previously deferred revenue recognized in current period	(21,479)	(43,633)
	Foreign exchange adjustment	2,485	(1,621)
	Balance, end of period	$290,252	$78,621

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

5.	Bank loan and loan guarantee:

On October 23, 2006 the Company completed a series of transactions redeeming all of the outstanding Secured Convertible Debentures. To facilitate the transaction, the Company obtained a bank loan of up to $2,500,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the rate of Libor plus 1.50% until June 30, 2007. Monthly principal payments plus interest at the rate of Libor plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due.

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

A total of $2,450,000 letters of credit have been obtained to secure the bank loan and accordingly 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50 have been issued. As further compensation, the exercise price of 312,500 share purchase warrants previously held by certain LC providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

$2,150,000 of the letters of credit were received October 23, 2006 and, accordingly, we issued 4,300,000 common shares, 6,450,000 warrants exercisable at $0.30 and 3,225,000 warrants exercisable at $0.50. On October 23, 2006 we recorded as an expense, $1,376,000 on account of the fair value of the common shares issuance and $2,350,617 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on October 23, 2006 ($0.32) and the fair value of the warrants was calculated using the Black-Scholes option valuation model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two (2) years.

$300,000 of the letters of credit were received February 5, 2007 and, accordingly, we issued 600,000 common shares, 900,000 warrants exercisable at $0.30 and 450,000 warrants exercisable at $0.50. On February 5, 2007 we recorded as an expense, $180,000 on account of the fair value of the common shares issuance and $302,835 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on February 5, 2007 ($0.30) and the fair value of the warrants was calculated using the Black-Scholes option valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two (2) years.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

5.	Bank loan and loan guarantee(continued):

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral. As compensation for pledging the cash collateral, on March 22, 2007 the company issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 exercisable for a period of three years. On March 22, 2007 we recorded as an expense, $36,000 on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Scholes option valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two (2) years. As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor was reduced from $0.60 to $0.30 per share and the term of those warrants has been extended by 36 months, so that they now expire January 18, 2011.

The Company’s Chief Executive Officer provided $400,000 in letters of credit and also pledged a portion of the cash collateral. The Chief Executive Officer received no compensation for providing his portion of the cash collateral.

6.	Common stock:

On January 16, 2007 the Company issued 1,895,000 units at $0.20 per unit in a private placement representing subscription proceeds of $379,000. $259,000 of the subscription proceeds was received prior to December 31, 2006. Each unit comprises one common share and one share purchase warrant. Each share purchase warrant has a three (3) year term and is exercisable at any time into one common share at a price of $0.25 per share. A finder’s fee of 30,000 units and $1,500 was paid in conjunction with this private placement.

On February 5, 2007 the Company issued 300,000 units as compensation for the provision of letters of credit securing the bank loan (note 4). Each Unit consists of two (2) shares of the common stock of the Company; three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1½) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years.

On February 21, 2007 the Company issued 275,000 units at $0.20 per unit in a private placement representing subscription proceeds of $55,000. Each unit comprises one common share and on share purchase warrant. Each share purchase warrant has a three (3) year term and is exercisable at any time into one common share at a price of $0.25 per share.

On March 22, 2007 the Company issued 265,000 common shares at a deemed price of $0.36 per share for services rendered. Of these shares, 250,000 were issued to a director of the Company.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

7.	Stock options:
A summary of the Company’s stock option activity is as follows:
Weighted
Number	average
of shares	exercise price

Balance, December 31, 2006	3,396,000	$0.48
Options granted	1,540,000	$0.36
Options exercised	-	-
Vested options expired	(25,000)	$0.59
Unvested options forfeited	-	-

Balance, March 31, 2007	4,911,000	$0.44
Of those outstanding at March 31, 2007, 4,289,750 are exercisable (December 31, 2006 – 2,847,250), having a weighted average exercise price of $0.44 (December 31, 2006 - $0.47).

The Company has reserved 1,500,000 common shares pursuant to the 1997 Stock Option Plan, 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan. Subject to the requirements of any stock exchange on which the Company’s shares are listed, the Company’s Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 1997 and 2000 plans and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans.

8.	Share purchase warrants:
A summary of the Company’s share purchase warrant activity is as follows:

Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

Balance, December 31, 2006	20,176,509	$ 0.37	3.62
Warrants granted
Private placement	2,170,000	$ 0.25	2.77
Finders’ fee	30,000	$ 0.25	2.75
Compensation to bank loan guarantors	1,450,000	$ 0.36	4.71

Balance, March 31, 2007	23,826,509	$ 0.36	3.61

Of the warrants outstanding at March 31, 2007, 5,961,324 were held by the Company’s Chief Executive Officer (December 31, 2006 – 4,741,324).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2007 and 2006

9.	Commitments:
	The Company has obligations under operating lease arrangements that require the following minimum annual payments:

	Year ending December 31:
	2007	$146,307
	2008	130,050
		$276,357

10.	Subsequent events:
	Registration statement

On April 20, 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. The registration statement relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 37,671,753 shares that may be resold were acquired by the selling stockholders in various private placement offerings, as payment for services rendered, as repayment of promissory notes, as finders’ fees, as consideration pursuant to a debenture Settlement arrangement, and as compensation for the provision of letters of credit. All of these transactions were exempt from the registration requirements of the Securities Act of 1933.

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

Where we say "we", "us", "our", or "the Company", we mean Braintech Inc. and our subsidiaries, Braintech Canada, Inc. and Brainware Systems Inc.

OVERVIEW

We were incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1003, to Cozy Financial Corporation on April 20, 1993 and to Braintech, Inc. on January 3, 1994.

We have two wholly-owned subsidiaries. The first, Braintech Canada, Inc. was incorporated in British Columbia Canada on March 30, 1994 under the name Brainware Systems Inc. Brainware Systems Inc. changed its name to Braintech Canada, Inc. on September 19, 2001. Braintech Canada, Inc. carries out our research and development activities, employs our technical and managerial personnel, and carries on our sales activities.

Our other subsidiary was incorporated on September 15, 1999, as 9141 Investments Ltd. On September 19, 2001, 9141 Investments changed its name to Brainware Systems Inc. This subsidiary currently has no active operations.. Its function is to hold the Brainware Systems name.

We are in the business of developing technologies and products used in machine or "computerized” vision guidance systems. Machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control). Since entering into a strategic alliance with ABB Inc. in March, 2000, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry. ABB Inc., which is based in Europe and employs over 165,000 people in more than 100 countries, is a major supplier of industrial robots and manufacturing automation systems.

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

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of our eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB Inc. has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB Inc. entering into this agreement and for providing the purchase and research commitments, we have granted ABB Inc. an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets. As at the date May 9, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to March 31, 2007, we have generated total revenues of only $5,298,121 and as of March 31, 2007, we have incurred an aggregate deficit of $26,650,071. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

We believe that our present and anticipated cash resources from operations and equity financing will be sufficient to pay our ongoing cash operating expenses throughout 2007 and 2008. The minimum revenue commitments by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive net earnings and cash flow for 2007 and 2008. There can be no assurance that an equity financing can be obtained as anticipated and there can be no assurance that ABB will fulfil its minimum revenue commitments. If we cannot do either, there is a risk that our company will fail. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

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

Revenue Recognition

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

Income Taxes

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

Stock based Compensation

In December 2004, the Financial Accounting Standards Board (the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the risk free interest rate. The expected stock price volatility assumption was determined using historical volatility of our common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the fair value is amortized on a straight line basis.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the three months ended March 31, 2007 we realized a foreign exchange gain of $12,165. The foreign exchange gain resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2006 and the three months ended March 31, 2007 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at March 31, 2007 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities, except the bank loan, are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at March 31, 2007, except the bank loan, approximate their carrying values.

To March 31, 2007, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Three-month period ended March 31, 2007 compared with the three-month period ended March 31, 2006.

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended March 31, 2007 was 1.17207. For the three-month period ended March 31, 2006 the average exchange was 1.14903. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $133,458 from $700,485 for the three month period ended March 31, 2006 to $567,027 for the three month period ended March 31, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $122,100. The foreign exchange adjustment accounted for an decrease of approximately $11,400 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended March 31, 2007 was $668,372 (March 31, 2006 - $233,918). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

During the three month period ended March 31, 2007 we invoiced $751,276 for 51 software licenses delivered installation in automobile manufacturing plants. Of this amount, we deferred $111,863 for future revenue recognition in accordance with SOP 97-2. We also recorded $7,480 for engineering services and $21,479 of previously deferred revenue.

Cost of sales for the three month period ended March 31, 2007 was $44,041 or approximately 6.6% of revenue.

During the three month period ended March 31, 2006 we invoiced $176,336 for 8 software licenses delivered installation in automobile manufacturing plants. Of this amount, we deferred $25,324 for future revenue recognition in accordance with SOP 97-2. We also recorded $39,273 for engineering services and $43,633 of previously deferred revenue.

Cost of sales for the three month period ended March 31, 2006 was $15,482 or approximately 6.6% of revenue.

We reported that research and development expenses decreased $32,998 from $177,362 for the three month period ended March 31, 2006 to $144,364 for the three month period March 31, 2007. Stock option expense allocated to research and development was $11,413 for the three month period ended March 31, 2006 and $4,272 for the three month period ended March 31, 2007 and therefore accounted for $7,141 of the decrease. A Precarn funding grant of $22,827 was accrued to offset our expense during the three month period ended March 31, 2007. No such accrual occurred during the three month period ended March 31, 2006. After eliminating the stock option expense decrease and the funding grant decrease, the foreign exchange differential accounted for a decrease of approximately $3,300, indicating that the actual research and development activity increased approximately $200.

We reported that selling, general, and administrative expenses decreased $100,460 from $523,123 for the three month period ended March 31, 2006 to $422,663 for the three month period ended March 31, 2007. The foreign exchange differential accounted for a decrease of approximately $7,900, indicating an actual decrease in activity of approximately $92,600. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased $22,810 from $255,977 to $233,167. The foreign exchange differential accounted for a decrease of approximately $4,700, resulting in an actual decrease in activity of approximately $18,100. The actual decrease resulted from the decrease of our staff by one employee.

•

Stock option expense in the amount of $47,698 was recorded for the three month period ended March 31, 2006 and $28,533 for the three month period ended March 31, 2007 accounting for $19,165 of the decrease.

•

Reported amortization expenses decreased approximately $1,800 from $6,200 to $4,400. The foreign exchange differential accounted for a decrease of approximately $100, resulting in an actual decrease of approximately $1,700.

•

Reported legal expenses increased approximately $11,400 from $18,800 to $30,200. The foreign exchange differential accounted for a decrease of approximately $600, resulting in an actual increase in activity of approximately $12,000. The actual increase is principally a result of an increase in patent application and registration expenses.

•

Reported accounting expenses increased approximately $6,600 from $4,900 to $11,500. The foreign exchange differential accounted for a decrease of approximately $200, resulting in an actual increase in activity of approximately $6,800. The actual increase related to a general increase in the cost of accounting and auditing services.

•

Reported travel and marketing expenditures decreased approximately $60,000 from approximately $78,800 to approximately $18,800. The foreign exchange differential accounted for a decrease of approximately $400, resulting in an actual decrease in activity of approximately $59,600. The individual components of the reported decrease are as follows: investor relations decreased $42,700 from $57,400 to $14,700, travel decreased $8,100 from $13,600 to $5,500, and marketing materials decreased $1,100 from $1,100 to Nil.

•

Reported rent and premises cost increased approximately $3,800 from $58,400 to $62,200. The foreign exchange differential accounted for a decrease of approximately $1,300, resulting in an actual increase in activity of approximately $5,100.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2007, we had $394,603 in cash and cash equivalents and a working capital deficit of $220,080 and as of March 31, 2006, we had $16,950 in cash and cash equivalents and a working capital deficit of $109,027.

Our cash position as at May 9, 2007 is approximately $300,000 and our trade accounts receivable are approximately $750,000

We estimate that, at our current level of operation, our cash expenses are approximately $200,000 per month. We base this estimate on the following data:

•

As at May 9, 2007, we have 18 employees and our salary costs are approximately $120,000 per month. For the year ended December 31, 2006 and the first three months of 2007, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $75,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

•	We do not expect to incur significant capital expenditures during 2007 unless they result from an increase in our level of operation.
•

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of our eVF Runtime Licenses totalling US$10,500,000 for the period ending December 31, 2008. The minimum purchase guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. As at the date May 9, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

We expect that interest payments on our bank loan will total approximately $160,000 during the year ending December 31, 2007 and approximately $80,000 during the year ending December 31, 2008. We are scheduled to make principal payments totalling $490,000 during the year ending December 31, 2007 and $1,982,837 during the year ending December 31, 2008. We expect that the minimum purchase commitments by ABB during 2007 and 2008 ($3,500,000 and $5,500,000 respectively) will be more than sufficient to service these debt requirements as well as produce an operating income and positive cash flow during 2007 and 2008.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. From January 1, 2005 to May 9, 2008 we obtained financing as follows:

Bank Loan and Loan Guarantee

On October 23, 2006 we completed a transaction redeeming all of our outstanding secured convertible debentures. To facilitate the transaction, we arranged a bank loan of up to $2,500,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the rate of Libor plus 1.50% June 30, 2007. Monthly principal payments plus interest at the rate of Libor plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. We anticipate that the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement will provide sufficient cash flow to service these interest and principal payments.

The Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation we agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of our common stock, three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1½) share purchase warrants, each whole warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years. A general security agreement covering all of our real, personal and intangible property has been pledged as security to the LC Providers.

A total of $2,450,000 letters of credit have been obtained to secure the bank loan and accordingly we have issued 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50. As further compensation, the exercise price of 312,500 share purchase warrants previously held by certain LC Providers have been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months, so that they now expire May 2, 2010.

$2,150,000 of the letters of credit were received October 23, 2006 and, accordingly, we issued 4,300,000 common shares, 6,450,000 warrants exercisable at $0.30 and 3,225,000 warrants exercisable at $0.50. On October 23, 2007 we recorded as an expense, $1,376,000 on account of the fair value of the common shares issuance and $2,350,617 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on October 23, 2006 ($0.32) and the fair value of the warrants was calculated using the Black-Scholes option valuation model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two (2) years.

$300,000 of the letters of credit were received February 5, 2007 and, accordingly, we issued 600,000 common shares, 900,000 warrants exercisable at $0.30 and 450,000 warrants exercisable at $0.50. On February 5, 2007 we recorded as an expense, $180,000 on account of the fair value of the common shares issuance and $302,835 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on February 5, 2007 ($0.30) and the fair value of the warrants was calculated using the Black-Scholes option valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two (2) years.

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral. As compensation for pledging the cash collateral, on March 22, 2007 we issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 for a period of three years. On March 22, 2007 we recorded as an expense, $36,000 on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Scholes option valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two (2) years. As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor were reduced from $0.60 to $0.30 per share and the term of those warrants has been extended by 36 months, so that they now expire January 18, 2011.

Our Chief Executive Officer provided $400,000 in letters of credit and also pledged a portion of the cash collateral. The Chief Executive Officer received no compensation for providing his portion of the cash collateral.

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

Employee Stock Options

The exercise of 55,000 employee stock options has generated $11,000 from January 1, 2005 to May 9, 2007.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our consolidated audited financial statements for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contained additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

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

We have generated only $5,298,121 in revenues since our incorporation to March 31, 2007 and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to March 31, 2007 was $26,650,071. We had cash in the amount of $394,603 as of March 31, 2007. We estimate our average monthly operating expenses to be approximately $200,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We are authorized to issue up to 200,000,000 common shares, of which 33,897,433 are issued and outstanding as of May 9, 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

The sale of a substantial number of shares of our common stock into the public market may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 33,897,433 shares of common stock issued and outstanding as of May 9, 2007. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. The registration statement relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. When this registration statement is declared effective, the selling stockholders may be reselling up to 37,671,753 shares of our common stock, representing 111% of our current issued and outstanding shares. 13,977,494 of the shares being registered by this registration statement are included in the number of our issued and outstanding common shares as of May 9, 2007, shown above. Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of our unregistered equity securities that has not been disclosed in a current report on Form 8-K prior to the filing of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies
10.19(16)	Form of Loan Guarantee and Subscription Agreement
10.20(16)	General Security Agreement dated October 18, 2006
11.1*	Computation of net loss per share
31.1*	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

(16) Exhibit already on file - exhibit to our Form 8-K filed October 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersign, thereunto duly authorized

BRAINTECH, INC.

By: /s/ Owen L. J. Jones

Owen L .J. Jones

Chief Executive Officer and Director

(Principal Executive Officer)

Date: May 14, 2007

By: /s/ Babak Habibi

Babak Habibi

President and Director

Date: May 14, 2007

By: /s/ Edward A. White

Edward A. White

Chief Financial Officer and Director

(Principal Financial Officer)

Date: May 14, 2007