Form 10QSB
period 2007-06-30
BRAINTECH INC
filed 2007-08-14
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission file number  000-24911

BRAINTECH, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 West 1st Street, Unit #102, North Vancouver, B.C., Canada V7P 3N4
(Address of principal executive offices)

(604) 988-6440
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [ ]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

36,946,719 common shares issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Braintech, Inc.

Form 10-QSB

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements page 5

Item 2. Management's Discussion and Analysis page 19

Item 3. Controls and Procedures page 32

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

(i) Condensed Consolidated Balance Sheets as at June 30, 2007 (unaudited) and December 31, 2006;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the six months ended June 30, 2007;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 30, 2007 and 2006.

Condensed Consolidated Financial Statements

(Expressed in United States dollars)

BRAINTECH, INC.

Six months ended June 30, 2007 and 2006

Three months ended June 30, 2007 and 2006

(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$939,327	$16,950
Accounts receivable	737,182	1,224,010
Inventory	4,778	10,297
Prepaid expenses	44,615	47,930
	1,725,902	1,299,187

Fixed assets	36,462	29,373

	$1,762,364	$1,328,560

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$126,678	$260,415
Accrued liabilities	409,728	317,387
Deferred leasehold inducements (note 3)	23,242	30,155
Deferred revenue (note 4)	383,723	197,383
Due to related party	120,242	112,874
Current portion of bank loan (note 5)	1,165,000	490,000
	2,228,613	1,408,214

Bank loan (note 5)	1,237,837	1,982,837

Total liabilities	3,466,450	3,391,051

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 35,201,719 shares	35,201	30,732
(December 31, 2006 – 30,732,433)
Additional paid-in capital	26,078,450	23,930,944
Accumulated deficit	(27,817,737)	(26,024,167)
	(1,704,086)	(2,062,491)

	$1,762,364	$1,328,560

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006

Sales	$1,268,934	$560,547	$600,562	$326,629
Cost of sales	99,893	28,570	55,852	13,088

Gross margin	1,169,041	531,977	544,710	313,541

Operating expenses:
Research and development	289,220	351,618	144,856	174,256
Selling, general and administration	1,062,342	1,203,664	639,679	680,541
	1,351,562	1,555,282	784,535	854,797

Operating income/(loss)	(182,521)	(1,023,305)	(239,825)	(541,256)

Non-operating:
Interest income	589	274	44	-
Interest expense - other	-	(4,274)	-	-
Financing expenses
Interest on convertible debentures	-	(79,557)	-	(39,861)
Accretion of convertible debentures	-	(368,829)	-	(186,088)
Fair value of warrants issued on
conversion of debentures	-	(9,772)	-	(9,772)
Interest on bank loan	(89,858)	-	(50,072)	-
Fair value of equity issued as
compensation to bank loan guarantors	(1,424,741)	-	(877,500)	-
Bank loan guarantee expenses	(7,039)	-	(313)	-
Fair value of equity issued as
compensation for financing services	(90,000)	-	-	-
	(1,611,049)	(462,158)	(927,841)	(235,721)

Loss for the period	$(1,793,570)	$(1,485,463)	$(1,167,666)	$(776,977)

Loss per share information:
Basic and diluted	$(0.05)	$(0.06)	$(0.03)	$(0.03)

Weighted average number of
Common shares outstanding	33,152,054	24,105,980	33,771,206	24,324,479

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2006)	3,474,286	3,474	536,726	-	540,200
Shares issued for services rendered	265,000	265	95,135	-	95,400
Shares issued to bank loan guarantors	700,000	700	215,300	-	216,000
Shares issued for finders’ fees	30,000	30	(30)	-	-
Cash paid for finders’ fees	-	-	(4,020)	-	(4,020)
Fair value of warrants issued to bank loan guarantors	-	-	331,241	-	331,241
Fair value of shares to be issued to bank
loan guarantors	-	-	877,500	-	877,500
Fair value of stock options expensed			95,654	-	95,654
Loss for the period	-	-	-	(1,793,570)	(1,793,570)

Balance, June 30, 2007	35,201,719	$35,201	$26,078,450	$(27,817,737)	$(1,704,086)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six months ended June 30
	2007	2006

Cash flows from operations:
Loss for the period	$(1,793,570)	$(1,485,463)
Items not involving cash:
Amortization	9,245	12,403
Shares issued for services rendered	95,400	173,750
Fair value of stock-based compensation	95,654	119,406
Accretion of convertible debentures	-	368,829
Fair value of warrants issued on conversion of debentures	-	9,772
Fair value of warrants and common shares issued and to
be issued as compensation to loan guarantors	1,424,741	-
Changes in non-cash operating working capital:
Accounts receivable	486,828	185,446
Inventory	5,519	6,932
Prepaid expenses	3,315	(3,968)
Accounts payable and accrued liabilities	(41,396)	6,834
Due to related party	7,368	-
Accrued interest on convertible debentures	-	79,557
Deferred leasehold inducements	(6,913)	(7,443)
Deferred revenue	186,340	(32,938)
Net cash provided by (used in) operations	472,531	(566,883)

Cash flows from investments:
Purchase of fixed assets	(16,334)	(2,875)
Net cash used in investments	(16,334)	(2,875)

Cash flows from financing:
Common shares issued, net of issue costs	536,180	10,524
Repayment of amount due to related party	-	(14,692)
Common share subscriptions received	-	120,000
Repayment of bank loan	(70,000)	-
Net cash provided by (used in) financing	466,180	115,832

Increase (decrease) in cash and cash equivalents	922,377	(453,926)

Cash and cash equivalents, beginning of period	16,950	522,943

Cash and cash equivalents, end of period	$939,327	$69,017

Supplemental information:
Non-cash financing:
Shares and warrants issued on conversion of
convertible debentures		39,988
Shares issued for services rendered	$95,400	-
Shares and warrants issued to bank loan guarantors	$1,424,741	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the six months ended June 30, 2007, 99% of sales revenue (2006 – 100%) was generated from ABB Inc. (“ABB”).

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

Six months ended June 30, 2007 and 2006

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

Six months ended June 30, 2007 and 2006

2.	Basis of presentation (continued):
	(d)	Stock-based compensation (continued):

In applying the Modified Prospective Application method, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $95,654 for the six months ended June 30, 2007 (2006 - $119,406).

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

The weighted average fair value of stock options granted during the six months ended June 30, 2007 was $0.34 per option (2006 - $0.51). The fair value was estimated using the Black-Scholes option valuation model and the following weighted average assumptions:

			Six Months Ended
			June 30, 2007	June 30, 2006
		Expected life (years)	2.0	2.0
		Risk free interest rate	4.69%	5.01%
		Expected volatility	167%	152%
		Dividend yield	0%	0%

As of June 30, 2007, the unrecorded deferred stock based compensation balance related to stock options was $771,476 and will be recognized over an estimated weighted average amortization period of 1.82 years (2006 - $212,965, 1.11 years).

	(e)	Deferred leasehold inducements:
		Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

2.	Basis of presentation (continued):
	(f)	Loss per share:
	Loss per share is calculated based on the weighted average number of common shares outstanding.
	As the effect of all outstanding stock options (note 7) and share purchase warrants (note 8) is anti-dilutive, diluted loss per share does not differ from basic loss per share.
	The number of shares used to calculate loss per share for the six month periods ended June 30, 2007 and 2006 was reduced by 300,000 shares in each period for shares issued and held by the Company.
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

3.	Deferred leasehold inducements:
		Six Months Ended June 30
		2007	2006
	Balance, beginning of period	$30,155	$48,264
	Amortization	(9,296)	(9,263)
	Foreign exchange adjustment	2,383	1,820
	Balance, end of period	$23,242	$40,821

4.	Deferred revenue:
		Six Months Ended June 30
		2007	2006
	Balance, beginning of period	$197,383	$98,551
	Revenue invoiced and deferred for future recognition	227,730	55,785
	Previously deferred revenue recognized in current period	(41,390)	(88,723)
	Balance, end of period	$383,723	$65,613

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

5.	Bank loan and loan guarantee (continued):

The Agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. Upon review, the Company determined that the penalty provision clauses applied and the Company agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. Owen Jones, the Company’s CEO and a director and James Speros, an independent director, both of whom delivered letters of credit on or before October 23, 2007, elected not to participate in the additional share issuance. Accordingly, on August 8, 2007, the Company issued 1,625,000 common shares at a deemed price of $0.48 per share.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

6.	Common stock (continued):

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

On June 18, 2007 the Company issued 1,304,286 units at $0.28 per unit in a private placement representing subscription proceeds of $365,200. Each unit comprises one common share and one share purchase warrant. Each share purchase warrant has a three (3) year term and is exercisable at any time into one common share at a price of $0.30 per share. A finder’s fee of $2,520 was paid in conjunction with this private placement.

7.	Stock options:
	A summary of the Company’s stock option activity is as follows:

			Weighted
		Number	average
		of shares	exercise price

	Balance, December 31, 2006	3,396,000	$0.48
	Options granted	2,310,000	$0.44
	Options exercised	-	-
	Vested options expired	(25,000)	$0.59
	Unvested options forfeited	(25,000)	$0.46

	Balance, June 30, 2007	5,656,000	$0.46
	Of those outstanding at June 30, 2007, 4,797,250 are exercisable (December 31, 2006 – 2,847,250), having a weighted average exercise price of $0.44 (December 31, 2006 - $0.47).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

7.	Stock options (continued):

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

8.	Share purchase warrants:
	A summary of the Company’s share purchase warrant activity is as follows:

		Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

	Balance, December 31, 2006	20,176,509	$ 0.37	3.62
	Warrants granted
	Private placement	3,474,286	$ 0.27	2.86
	Finders’ fee	30,000	$ 0.25	2.50
	Compensation to bank loan guarantors	1,450,000	$ 0.36	4.46

	Balance, June 30, 2007	25,130,795	$ 0.34	3.34

	Of the warrants outstanding at June 30, 2007, 5,961,324 were held by the Company’s Chief Executive Officer (December 31, 2006 – 4,741,324).

9.	Commitments:
	The Company has obligations under operating lease arrangements that require the following minimum annual payments:

	Year ending December 31:
	2007			$106,433
	2008		141,910
				$248,343

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2007 and 2006

10.	Registration statement:

On April 20, 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933. The registration statement relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 37,671,753 shares that may be resold were acquired by the selling stockholders in various private placement offerings, as payment for services rendered, as repayment of promissory notes, as finders’ fees, as consideration pursuant to a debenture settlement arrangement, and as compensation for the provision of letters of credit. All of these transactions were exempt from the registration requirements of the Securities Act of 1933. On May 11, 2007 the United States Securities and Exchange Commission declared the Registration Statement to be effective.

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

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of our eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB Inc. has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB Inc. entering into this agreement and for providing the purchase and research commitments, we have granted ABB Inc. an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets. As at August 10, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to June 30, 2007, we have generated total revenues of only $5,898,683 and as of June 30, 2007, we have incurred an aggregate deficit of $27,817,737. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the six months ended June 30, 2007 we realized a foreign exchange loss of $7,197. The foreign exchange gain resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2006 and the six months ended June 30, 2007 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at June 30 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities, except the bank loan, are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at June 30, 2007, except the bank loan, approximate their carrying values.

To June 30, 2007, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Six-month period ended June 30, 2007 compared with the six month period ended June 30, 2006.

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the six month period ended June 30, 2007 was 1.13599. For the six month period ended June 30, 2006, 2006 the average exchange was 1.13931. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $203,720 from $1,555,282 for the six month period ended June 30, 2006, 2006 to $1,351,562 for the six month period ended June 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $207,600. The foreign exchange adjustment accounted for an increase of approximately $3,900 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the six month period ended June 30, 2007 was $1,268,934 (June 30, 2006 - $560,547). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

During the six month period ended June 30, 2007 we invoiced $1,437,619 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $227,730 for future revenue recognition in accordance with SOP 97-2. We also recorded $15,205 for engineering services and $43,840 of previously deferred revenue.

Cost of sales for the six month period ended June 30, 2007 was $99,893 or approximately 7.9% of revenue.

During the six month period ended June 30, 2006 we invoiced $313,478 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $55,785 for future revenue recognition in accordance with SOP 97-2. We also recorded $150,000 for research and development services related to the bin picking project, $64,733 for engineering services and $88,121 of previously deferred revenue.

Cost of sales for the six month period ended June 30, 2006 was $28,570 or approximately 5.1% of revenue.

We reported that research and development expenses decreased $62,398 from $351,618 for the six month period ended June 30, 2006 to $289,220 for the six month period June 30, 2007. Stock option expense allocated to research and development was $21,957 for the six month period ended June 30, 2006 and $5,409 for the six month period ended June 30, 2007 and therefore accounted for $16,548 of the decrease. A Precarn funding grant of $54,369 was accrued to offset our expense during the six month period ended June 30, 2007. No such accrual occurred during the six month period ended June 30, 2006. After eliminating the stock option expense decrease and the funding grant decrease, the foreign exchange differential accounted for an increase of approximately $1,000, indicating that the actual research and development activity increased approximately $7,500.

We reported that selling, general, and administrative expenses decreased $141,322 from $1,203,664 for the six month period ended June 30, 2006 to $1,062,342 for the six month period ended June 30, 2007. The foreign exchange differential accounted for an increase of approximately $3,100, indicating an actual decrease in activity of approximately $144,400. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased approximately $45,300 from $517,100 to $471,800. The foreign exchange differential accounted for an increase of approximately $1,400, resulting in an actual decrease in activity of approximately $46,700. The actual decrease resulted from the decrease of our staff by two employees.

•	Stock option expense in the amount of $97,499 was recorded for the six month period ended June 30, 2006 and $90,245 for the six month period ended June 30, 2007 accounting for $7,254 of the decrease.

•	Reported amortization expenses decreased approximately $3,200 from $12,400 to $9,200. The foreign exchange differential was negligible.

•

Reported legal expenses decreased approximately $28,200 from $83,800 to $55,600. The foreign exchange differential accounted for an increase of approximately $200, resulting in an actual decrease in activity of approximately $28,300. The actual decrease is principally a result of a decrease in patent application and registration expenses.

•

Reported accounting expenses increased approximately $7,800 from $12,800 to $20,600. The foreign exchange differential accounted for an increase of approximately $100, resulting in an actual increase in activity of approximately $7,700. The actual increase related to a general increase in the cost of accounting, auditing, and tax services.

•

Reported travel and marketing expenditures decreased approximately $70,500 from $247,300 to $18,800. The foreign exchange differential accounted for a increase of approximately $500, resulting in an actual decrease in activity of approximately $71,000. The individual components of the reported decrease are as follows: investor relations decreased $172,200 from $206,200 to $34,000, travel increased $9,400 from $25,100 to $34,500, trade shows increased from nil to $99,400 and marketing materials decreased from $45,400 to Nil.

•

Reported rent and premises cost increased approximately $5,700 from $117,100 to $122,800. The foreign exchange differential accounted for an increase of approximately $400, resulting in an actual increase in activity of approximately $5,400.

Three month period ended June 30, 2007 compared with the three month period ended June 30, 2006.

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three month period ended June 30, 2007 was 1.10031. For the three month period ended June 30, 2006 the average exchange was 1.12369. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $70,262 from $854,797 for the three month period ended June 30, 2006 to $784,535 for the three month period ended June 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $86,600. The foreign exchange adjustment accounted for a decrease of approximately $16,300 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended June 30, 2007 was $600,562 (June 30, 2006 - $326,629). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

During the three month period ended June 30, 2007 we invoiced $686,343 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $115,867 for future revenue recognition in accordance with SOP 97-2. We also recorded $7,725 for engineering services and $22,361 of previously deferred revenue.

Cost of sales for the three month period ended June 30, 2007 was $55,852 or approximately 9.3% of revenue.

During the three month period ended June 30, 2006 we invoiced $137,142 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $30,461 for future revenue recognition in accordance with SOP 97-2. We also recorded $150,000 for research and development services related to the bin picking project, $25,460 for engineering services and $44,489 of previously deferred revenue.

Cost of sales for the three month period ended June 30, 2006 was $13,088 or approximately 4.0% of revenue.

We reported that research and development expenses decreased $29,400 from $174,256 for the three month period ended June 30, 2006 to $144,856 for the three month period June 30, 2007. Stock option expense allocated to research and development was $10,543 for the three month period ended June 30, 2006 and $1,137 for the three month period ended June 30, 2007 and therefore accounted for $9,406 of the decrease. A Precarn funding grant of $31,543 was accrued to offset our expense during the three month period ended June 30, 2007. No such accrual occurred during the three month period ended June 30, 2006. After eliminating the stock option expense decrease and the funding grant decrease, the foreign exchange differential accounted for an increase of approximately $3,600, indicating that the actual research and development activity increased approximately $7,900.

We reported that selling, general, and administrative expenses decreased $40,862 from $680,541 for the three month period ended June 30, 2006 to $639,679 for the three month period ended June 30, 2007. The foreign exchange differential accounted for a increase of approximately $13,300, indicating an actual decrease in activity of approximately $54,200. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased $22,466 from $261,129 to $238,663. The foreign exchange differential accounted for an increase of approximately $4,900, resulting in an actual decrease in activity of approximately $27,400. The actual decrease resulted from the decrease of our staff by two employees.

•

Stock option expense in the amount of $49,751 was reported for the three month period ended June 30, 2006 and $61,712 for the three month period ended June 30, 2007 accounting for an increase of $11,961.

•

Reported amortization expenses decreased approximately $1,300 from $6,200 to $4,900. The foreign exchange differential accounted for an increase of approximately $100, resulting in an actual decrease of approximately $1,400.

•

Reported legal expenses decreased approximately $39,600 from $65,000 to $25,400. The foreign exchange differential accounted for an increase of approximately $500, resulting in an actual decrease in activity of approximately $40,100. The actual decrease is principally a result of a decrease in patent application and registration expenses.

•

Reported accounting expenses increased approximately $1,200 from $7,900 to $9,100. The foreign exchange differential accounted for a decrease of approximately $200, resulting in an actual increase in activity of approximately $1,000. The actual increase related to a general increase in the cost of accounting and auditing services.

•

Reported travel and marketing expenditures decreased approximately $15,600 from $168,500 to $152,900. The foreign exchange differential accounted for an increase of approximately $3,200, resulting in an actual decrease in activity of approximately $18,700. The individual components of the reported decrease are as follows: investor relations decreased $129,400 from $148,700 to $19,300, travel increased $17,500 from $11,500 to $29,000, trade shows increased from nil to 99,400, and marketing materials decreased from $29,200 to nil.

•

Reported rent and premises cost increased approximately $1,900 from $58,700 to $60,600. The foreign exchange differential accounted for an increase of approximately $1,300, resulting in an actual increase in activity of approximately $600.

Liquidity and Capital Resources

Working Capital and Operations

As of June 30, 2007, we had $939,327 in cash and cash equivalents and a working capital deficit of $417,711 and as of June 30, 2006, we had $69,017 in cash and cash equivalents and a working capital deficit of $2,521,334.

Our cash position as at August 10, 2007 is approximately $620,000 and our trade accounts receivable are approximately $725,000.

We estimate that, at our current level of operation, our cash expenses are approximately $225,000 per month. We base this estimate on the following data:

•

As at August 10, 2007, we have 20 employees and our salary costs are approximately $140,000 per month. For the year ended December 31, 2006 and the first three months of 2007, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $85,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

•	We do not expect to incur significant capital expenditures during 2007 unless they result from an increase in our level of operation.
•

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of our eVF Runtime Licenses totalling US$10,500,000 for the period ending December 31, 2008. The minimum purchase guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. As at August 10, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

We expect that interest payments on our bank loan will total approximately $150,000 during the year ending December 31, 2007 and approximately $80,000 during the year ending December 31, 2008. We are scheduled to make principal payments totalling $490,000 during the year ending December 31, 2007 and $1,982,837 during the year ending December 31, 2008. We expect that the minimum purchase commitments by ABB during 2007 and 2008 ($3,500,000 and $5,500,000 respectively) will be more than sufficient to service these debt requirements as well as produce an operating income and positive cash flow during 2007 and 2008.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. From January 1, 2005 to August 10, 2007 we obtained financing as follows:

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

The Agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. Upon review, the Company determined that the penalty provision clauses applied and the Company agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. Owen Jones, the Company’s CEO and a director and James Speros, an independent director, both of whom delivered letters of credit on or before October 23, 2007, elected not to participate in the additional share issuance. Accordingly, on August 8, 2007, the Company issued 1,625,000 common shares at a deemed price of $0.48 per share.

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

At a directors’ meeting held March 22, 2007, approval was given to a private placement of up to $756,000. The financing term sheet executed to implement the private placement offered 2,700,000 units at $0.28 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three (3) years at US$0.30 per share. On June 18, 2007 we issued 1,304,286 units on account of this private placement representing gross proceeds of $365,200. A finder’s fee of $2,520 was paid in conjunction with this private placement.

Employee Stock Options

The exercise of 175,000 employee stock options has generated $56,000 from January 1, 2005 to August 10, 2007.

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

We have generated only $5,898,683 in revenues since our incorporation to June 30, 2007 and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to June 30, 2007 was $27,817,737. We had cash in the amount of $939,327 as of June 30, 2007. We estimate our average monthly operating expenses to be approximately $225,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

We are authorized to issue up to 200,000,000 common shares, of which 36,946,719 are issued and outstanding as of August 10, 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 36,946,719 shares of common stock issued and outstanding as of August 10, 2007. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. The registration statement relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. On May 11, 2007, this registration statement was declared effective and the selling stockholders may resell up to

37,671,753 shares of our common stock, representing 102% of our current issued and outstanding shares. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of August 10, 2007, shown above. Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through the appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate
4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies
10.19(16)	Form of Loan Guarantee and Subscription Agreement
10.20(16)	General Security Agreement dated October 18, 2006
11.1*	Computation of net loss per share
31.1*	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Exhibit already on file - exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2)	Exhibit already on file - exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3)	Exhibit already on file - exhibit to our Form S-1 registration statement filed February 11, 2000.
(4)	Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2000.
(5)	Exhibit already on file - exhibit to our Form S-1/A registration statement filed July 3, 2001.
(6)	Exhibit already on file - exhibit to our Form 10-KSB for the year ended December 31, 2001
(7)	Exhibit already on file - exhibit to our Form 8-K filed July 5, 2002.
(8)	Exhibit already on file - exhibit to our Form 8-K filed September 9, 2002.
(9)	Exhibit already on file - exhibit to our Form 10KSB for the year ended December 31, 2002.
(10)	Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended March 31, 2003.
(11)	Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended September 30, 2003.
(12)	Exhibit already on file - exhibit to our Form 8-K filed March 9, 2004.
(13)	Exhibit already on file - exhibit to our Form 8-K filed January 19, 2005.
(14)	Exhibit already on file - exhibit to our Form 8-K filed March 3, 2005.
(15)	Exhibit already on file - exhibit to our Form 10QSB covering the quarter ended March 31, 2006.
(16)	Exhibit already on file - exhibit to our Form 8-K filed October 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersign, thereunto duly authorized

BRAINTECH, INC.

By: /s/ Owen L. J. Jones

Owen L .J. Jones

Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 10, 2007

By: /s/ Babak Habibi

Babak Habibi

President and Director

Date: August 10, 2007

By: /s/ Edward A. White

Edward A. White

Chief Financial Officer and Director

(Principal Financial Officer)

Date: August 10, 2007

CW1369307.1