Form 10QSB
period 2007-09-30
BRAINTECH INC
filed 2007-11-14
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-24911

BRAINTECH, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

930 West 1stStreet, Unit #102, North Vancouver, B.C., Canada V7P 3N4
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

45,047,335 common shares issued and outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Braintech, Inc.

Form 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at September 30, 2007 (unaudited) and December 31, 2006;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006;

(iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the nine months ended September 30, 2007;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2007 and 2006.

Condensed Consolidated Financial Statements
(Expressed in United States dollars)

BRAINTECH, INC.

Nine months ended September 30, 2007 and 2006
Three months ended September 30, 2007 and 2006
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$787,262	$16,950
Accounts receivable	1,090,557	1,224,010
Inventory	9,418	10,297
Prepaid expenses	86,013	47,930
	1,973,250	1,299,187

Fixed assets	45,816	29,373

	$2,019,066	$1,328,560

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$74,764	$260,415
Accrued liabilities	460,354	317,387
Deferred leasehold inducements (note 3)	19,483	30,155
Deferred revenue (note 4)	497,103	197,383
Due to related party	125,608	112,874
Current portion of bank loan (note 5)	1,540,000	490,000
	2,717,312	1,408,214

Bank loan (note 5)	722,837	1,982,837

Total liabilities	3,440,149	3,391,051

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 37,017,335 shares	37,017	30,732
(December 31, 2006 – 30,732,433)
Additional paid-in capital	26,155,863	23,930,944
Accumulated deficit	(27,613,963)	(26,024,167)
	(1,421,083)	(2,062,491)

	$2,019,066	$1,328,560

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2007	2006	2007	2006

Sales	$2,205,854	$692,505	$936,919	$131,958
Cost of sales	173,307	37,234	73,413	8,663

Gross margin	2,032,547	655,271	863,506	123,295

Operating expenses:
Research and development	429,206	517,555	139,987	165,938
Selling, general and administration	1,638,308	1,668,271	575,965	464,607
	2,067,514	2,185,826	715,952	630,545

Operating income/(loss)	(34,967)	(1,530,555)	147,554	(507,250)

Non-operating:
Interest income	1,251	274	662	-
Interest expense - other	-	(4,274)	-	-
Financing expenses
Interest on convertible debentures	-	(133,905)	-	(54,348)
Accretion of convertible debentures	-	(481,209)	-	(112,380)
Fair value of warrants issued on
conversion of debentures	-	(9,772)	-	-
Interest on bank loan	(131,484)	(655)	(41,626)	(655)
Fair value of equity issued as
compensation to bank loan guarantors	(1,327,241)	-	97,500	-
Bank loan guarantee expenses	(7,355)	-	(316)	-
Fair value of warrants issued on
settlement of debentures	-	(452,375)		(452,375)
Fair value of equity issued as
compensation for financing services	(90,000)	-	-	-
	(1,554,829)	(1,081,916)	56,220	(619,758)

Net income/(loss) for the period	$(1,589,796)	$(2,612,471)	$203,774	$(1,127,008)

Income/(loss) per share information:
Basic	$(0.05)	$(0.11)	$0.01	$(0.04)
Diluted	$(0.05)	$(0.11)	$0.00	$(0.04)

Weighted average number of shares outstanding
Basic	34,109,250	24,442,699	35,301,354	25,105,159
Diluted	34,109,250	24,442,699	45,611,845	25,105,159

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2006)	3,664,902	3,665	598,339	-	602,004
Shares issued for services rendered	265,000	265	95,135	-	95,400
Shares issued to bank loan guarantors	2,325,000	2,325	993,675	-	996,000
Shares issued for finders’ fees	30,000	30	(30)	-	-
Cash paid for finders’ fees	-	-	(4,020)	-	(4,020)
Fair value of warrants issued to bank loan guarantors	-	-	331,241	-	331,241
Fair value of stock options expensed			210,579	-	210,579
Loss for the period	-	-	-	(1,589,796)	(1,589,796)

Balance, September 30, 2007	37,017,335	$37,017	$26,155,863	$(27,613,963)	$(1,421,083)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine months ended September 30
	2007	2006

Cash flows from operations:
Loss for the period	$(1,589,796)	$(2,612,471)
Items not involving cash:
Amortization	15,732	17,601
Shares issued for services rendered	95,400	173,750
Fair value of stock-based compensation	210,579	179,879
Accretion of convertible debentures	-	481,209
Fair value of warrants issued on conversion of debentures	-	9,772
Fair value of warrants issued on settlement of debentures	-	452,375
Fair value of warrants and common shares issued
as compensation to loan guarantors	1,327,241	-
Changes in non-cash operating working capital:
Accounts receivable	133,453	237,895
Inventory	879	198
Prepaid expenses	(38,083)	(21,268)
Accounts payable and accrued liabilities	(42,684)	43,866
Due to related party	12,734	-
Accrued interest on convertible debentures	-	133,905
Deferred leasehold inducements	(10,672)	(11,962)
Deferred revenue	299,720	(52,287)
Net cash provided by (used in) operations	414,503	(967,538)

Cash flows from investments:
Purchase of fixed assets	(32,175)	(2,875)
Net cash used in investments	(32,175)	(2,875)

Cash flows from financing:
Common shares issued, net of issue costs	597,984	475,325
Decrease in amount due to related party	-	(899)
Common share subscriptions received	-	-
Proceeds from bank loan		400,000
Repayment of bank loan	(210,000)	-
Redemption of debentures	-	(396,787)
Net cash provided by (used in) financing	387,984	477,639

Increase (decrease) in cash and cash equivalents	770,312	(492,774)

Cash and cash equivalents, beginning of period	16,950	522,943

Cash and cash equivalents, end of period	$787,262	$30,169

Supplemental information:
Non-cash financing:
Shares and warrants issued on conversion of
convertible debentures	-	39,988
Shares issued for services rendered	$95,400	-
Warrants issued on settlement of debentures	-	452,375
Shares and warrants issued to bank loan guarantors	$1,327,241	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiary, Braintech Canada, Inc. is a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the nine months ended September 30, 2007, 99% of sales revenue (2006 – 100%) was generated from ABB Inc. (“ABB”).

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses throughout 2007 and 2008. The minimum revenue commitments by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive operating income and positive cash flow for 2007 and 2008. There can be no assurance that an equity financing can be obtained as anticipated and there can be no assurance that ABB will fulfill its minimum revenue commitments. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Nine months ended September 30, 2007 and 2006

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

Nine months ended September 30, 2007 and 2006

2.	Basis of presentation (continued):

	(d)	Stock-based compensation (continued):

In applying the Modified Prospective Application method, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $210,579 for the nine months ended September 30, 2007 (2006 - $179,879).

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

The weighted average fair value of stock options granted during the nine months ended September 30, 2007 was $0.35 per option (2006 - $0.37). The fair value was estimated using the Black- Scholes option valuation model and the following weighted average assumptions:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Expected life (years)	2.0	2.0
Risk free interest rate	4.70%	5.01%
Expected volatility	168%	152%
Dividend yield	0%	0%

As of September 30, 2007, the unrecorded deferred stock based compensation balance related to stock options was $697,421 and will be recognized over an estimated weighted average amortization period of 1.59 years (2006 - $160,478, 0.95 years).

(e)	Deferred leasehold inducements:

Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

2.	Basis of presentation (continued):

	(f)	Income/(loss) per share:

Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period.

Diluted income/(loss) per share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period plus potential dilutive common shares. All potential dilutive common shares are excluded from the computation of net loss per share because they are anti-dilutive. Dilutive common share equivalent shares consist of stock options and share purchase warrants and are calculated using the treasury stock method.

The number of shares used to calculate income/(loss) per share was reduced by 300,000 shares in each period for shares issued and held by the Company.

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

3.	Deferred leasehold inducements:

	Nine Months Ended September 30
	2007	2006
Balance, beginning of period	$30,155	$48,264
Amortization	(14,334)	(13,968)
Foreign exchange adjustment	3,662	2,006
Balance, end of period	$19,483	$36,302

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

4.	Deferred revenue:

	Nine Months Ended September 30
	2007	2006
Balance, beginning of period	$197,383	$98,551
Revenue invoiced and deferred for future recognition	370,297	73,566
Previously deferred revenue recognized in current period	(70,577)	(125,853)
Balance, end of period	$497,103	$46,264

5.	Bank loan and loan guarantee:

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

5.	Bank loan and loan guarantee (continued):

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

The Agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. Upon review, the Company determined that the penalty provision clauses applied and the Company agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. Owen Jones, the Company’s CEO and a director and James Speros, an independent director, both of whom delivered letters of credit on or before October 23, 2007, elected not to participate in the additional share issuance. Accordingly, on August 10, 2007, the Company issued 1,625,000 common shares at a deemed price of $0.48 per share.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

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

7.	Stock options:

A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	average
	of shares	exercise price

Balance, December 31, 2006	3,396,000	$0.48
Options granted	2,410,000	$0.45
Options exercised	(137,000)	$0.35
Vested options expired	(272,000)	$0.61
Unvested options forfeited	(25,000)	$0.46

Balance, September 30, 2007	5,372,000	$0.46

Of those outstanding at September 30, 2007, 4,429,500 are exercisable (December 31, 2006 – 2,847,250), having a weighted average exercise price of $0.43 (December 31, 2006 - $0.47) .

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

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

8.	Share purchase warrants:

A summary of the Company’s share purchase warrant activity is as follows:

			Weighted
		Weighted	average remaining
	Number	average	contractual life
	of shares	exercise price	(years)

Balance, December 31, 2006	20,176,509	$0.37	3.62
Warrants granted
Private placement	3,474,286	$0.27	2.86
Finders’ fee	30,000	$0.25	2.50
Compensation to bank loan guarantors	1,450,000	$0.36	4.46
Warrants expired	(50,000)	$0.50	-
Warrants exercised	(53,616)	$0.25	-

Balance, September 30, 2007	25,027,179	$0.34	3.09

Of the warrants outstanding at September 30, 2007, 5,961,324 were held by the Company’s Chief Executive Officer (December 31, 2006 – 4,741,324).

9.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2007	$56,775
2008	151,400

$208,175

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2007 and 2006

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

11.	Subsequent events:

On October 22, 2007, the Company entered into an employment agreement with Frederick Weidinger pursuant to which Mr. Weidinger would become the Company’s Chief Executive Officer and Chairman of the Board of Directors. In order to compensate Mr. Weidinger and to provide the means for Mr. Weidinger to attract senior level executives to his management team, the Company created the 2007 Bonus Stock and Bonus Stock Option Incentive Plan (the “Bonus Plan”). The Bonus Plan provides for the issuance of up to 30 Million (30,000,000) shares of the Company’s common stock. The aggregate amount of stock to be issued as Bonus Stock is not to exceed 20 Million (20,000,000) shares and the aggregate number of shares to be issued pursuant to the exercise of Bonus Stock Options is not to exceed 10 Million (10,000,000) shares (the “Bonus Securities”). The granting of Bonus Securities will usually be subject to certain milestones and in the event that Bonus Securities are granted prior to the achievement of those specified milestones, such Bonus Securities will be subject to escrow restrictions. On October 22, 2007, Mr. Weidinger was granted 8,000,000 shares of Bonus Stock of which 7,000,000 were subject to certain milestones and as such are being held in escrow pending completion of the milestones.

On October 22, 2007, Mr. Weidinger was granted options to purchase 3 Million (3,000,000) shares of the Company’s common stock at an exercise price of $0.42 per share. Of these options 2 Million (2,000,000) vested immediately and 1 Million (1,000,000) will vest on the achievement of a certain milestone.

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

Where we say "we", "us", "our", or "the Company", we mean Braintech Inc. and our subsidiary, Braintech Canada, Inc.

OVERVIEW

We were incorporated in Nevada on March 4, 1987 under the name Tome Capital Inc. We changed our name to Nevada Manhattan Mining Inc. on August 15, 1988, then back to Tome Capital Inc. on July 5, 1990, to Offshore Reliance Ltd. on February 19, 1003, to Cozy Financial Corporation on April 20, 1993 and to Braintech, Inc. on January 3, 1994.

We have one wholly-owned subsidiary. Braintech Canada, Inc. was incorporated in British Columbia Canada on March 30, 1994 under the name Brainware Systems Inc. Brainware Systems Inc. changed its name to Braintech Canada, Inc. on September 19, 2001. Braintech Canada, Inc. carries out our research and development activities, employs our technical and managerial personnel, and carries on our sales activities.

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

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of our eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006 - $1,500,000; 2007 - $3,500,000; 2008 - $5,500,000. In addition to the purchase commitments, ABB Inc. has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB Inc. entering into this agreement and for providing the purchase and research commitments, we have granted ABB Inc. an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets. As at November 13, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

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

On October 22, 2007, we entered into an Employment Agreement with Frederick Weidinger pursuant to which Mr. Weidinger would become our Chief Executive Officer and Chairman of our Board of Directors. The base salary for Mr. Weidinger is US$258,000 per year and he will be entitled to receive performance cash bonuses at the discretion of the Board of Directors. Also under the agreement, Mr. Weidinger is entitled to recommend for appointment, and the Directors have agreed to appoint, two nominees of Mr. Weidinger to our Board of Directors and in preparation for our 2008 annual general meeting, we have agreed to increase the size of our Board of Directors to seven and allow Mr. Weidinger to nominate an additional director who has experience in the defense industry in the United States.

In order to compensate Mr. Weidinger and to provide the means for Mr. Weidinger to attract senior level executives to his management team, the Company created the 2007 Bonus Stock and Bonus Stock Option Incentive Plan (the “Bonus Plan”). The Bonus Plan provides for the issuance of up to 30,000,000 shares of the Company’s common stock. The aggregate amount of stock to be issued as Bonus Stock is not to exceed 20,000,000 shares and the aggregate number of shares to be issued pursuant to the exercise of Bonus Stock Options is not to exceed 10,000,000 shares (the “Bonus Securities”). The granting of Bonus Securities will usually be subject to certain milestones and in the event that Bonus Securities are granted prior to the achievement of those specified milestones, such Bonus Securities will be subject to escrow restrictions.

On October 22, 2007, Mr. Weidinger was granted 8,000,000 shares of Bonus Stock of which 7,000,000 were subject to certain milestones and as such are being held in escrow pending completion of the milestones. In accordance with the terms of the Bonus Plan and the Employment Agreement, Mr. Weidinger purchased the 8,000,000 shares of Bonus Stock for the purchase price of $0.01 per share. In the event that an individual milestone is not achieved, we will repurchase the related shares from Mr. Weidinger for the purchase price of $0.01 per share.

On October 22, 2007, Mr. Weidinger was granted options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.42 per share. Of these options 2,000,000 vested immediately and 1,000,000 will vest on the achievement of a certain milestone.

The milestones and the Bonus Securities related to the milestones are as follows:

Milestone	Milestone Description	Bonus Stock	Bonus Stock Options

	Execution of Employment Agreement	1,000,000	2,000,000
Milestone 1	May 1, 2008 – six month anniversary	1,000,000
Milestone 2	Renewal or extension of ABB Agreement or other strategic agreement with industrial company	1,000,000
Milestone 3	Establishment of an executive office in the Metro DC area	1,000,000
Milestone 4	Establishment of a strategic relationship with a United States Federal Government Contractor/Integrator	500,000
Milestone 5	Establishment of a strategic relationship with Microsoft or a manufacturing company in the consumer space	500,000
Milestone 6	Listing of the Company’s stock on either the AMEX or NASDAQ Stock Exchanges	1,000,000	1,000,000
Milestone 7	Achieving Gross Revenue of US$6,000,000 in a twelve month rolling period or less	1,500,000
Milestone 8	Achieving Gross Revenue of US$10,000,000 in a twelve month rolling period or less	500,000
Total		8,000,000	3,000,000

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to September 30, 2007, we have generated total revenues of only $6,835,602 and as of September 30, 2007, we have incurred an aggregate deficit of $27,613,963. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

Unless we significantly expand our operations and incur additional expenses, we believe that our present and anticipated cash resources from operations and equity financing will be sufficient to pay our ongoing cash operating expenses throughout 2007 and 2008. At our current level of activity, the minimum revenue commitments by ABB pursuant to the Exclusive Global Channel Partner Agreement dated May 5, 2006 should result in positive net earnings and cash flow for 2007 and 2008. There can be no assurance that an equity financing can be obtained as anticipated and there can be no assurance that ABB will fulfil its minimum revenue commitments. If we cannot do either, there is a risk that our company will fail. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

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

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the nine months ended September 30, 2007 we realized a foreign exchange loss of $23,138. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this quarterly report, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future, we cannot assure that we will be successful.

In the year ended December 31, 2006 and the nine months ended September 30, 2007 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at September 30, 2007 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities, except the bank loan, are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this report. The fair value of all financial instruments at September 30, 2007, except the bank loan, approximate their carrying values.

To September 30, 2007, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

Nine-month period ended September 30, 2007 compared with the nine month period ended September 30, 2006.

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the nine month period ended September 30, 2007 was 1.10606. For the nine month period ended September 30, 2006, the average exchange was 1.13321. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $118,312 from $2,185,826 for the nine month period ended September 30, 2006, to $2,067,514 for the nine month period ended September 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was a decrease of approximately $167,800. The foreign exchange adjustment accounted for an increase of approximately $50,000 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the nine month period ended September 30, 2007 was $2,205,854 (September 30, 2006 - $692,505). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

During the nine month period ended September 30, 2007 we invoiced $2,426,055 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $370,297 for future revenue recognition in accordance with SOP 97-2. We also recorded $77,069 for engineering services and $73,026 of previously deferred revenue.

Cost of sales for the nine month period ended September 30, 2007 was $173,307 or approximately 7.9% of revenue.

During the nine month period ended September 30, 2006 we invoiced $402,390 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $73,566 for future revenue recognition in accordance with SOP 97-2. We also recorded $150,000 for research and development services related to the bin picking project, $89,421 for engineering services and $124,250 of previously deferred revenue.

Cost of sales for the nine month period ended September 30, 2006 was $37,234 or approximately 5.4% of revenue.

We reported that research and development expenses decreased $88,349 from $517,555 for the nine month period ended September 30, 2006 to $429,206 for the nine month period September 30, 2007. Stock option expense allocated to research and development was $32,500 for the nine month period ended September 30, 2006 and $5,409 for the nine month period ended September 30, 2007 and therefore accounted for $27,091 of the decrease. A Precarn funding grant of $83,090 was accrued to offset our expense during the nine month period ended September 30, 2007. No such accrual occurred during the nine month period ended September 30, 2006. After eliminating the stock option expense decrease and the funding grant decrease, the foreign exchange differential accounted for an increase of approximately $9,241, indicating that the actual research and development activity increased approximately $31,100.

We reported that selling, general, and administrative expenses decreased $29,963 from $1,668,271 for the nine month period ended September 30, 2006 to $1,638,308 for the nine month period ended September 30, 2007. The foreign exchange differential accounted for an increase of approximately $39,250, indicating an actual decrease in activity of approximately $69,200. The principal factors contributing to the changes were as follows:

  Reported general and administrative salaries decreased approximately $56,300 from $707,600 to $763,900. The foreign exchange differential accounted for an increase of approximately $17,000, resulting in an actual decrease in activity of approximately $73,300. The actual decrease resulted from the decrease of our administrative staff by two employees.

  Stock option expense in the amount of $147,379 was recorded for the nine month period ended September 30, 2006 and $210,580 for the nine month period ended September 30, 2007 accounting for an increase of $30,701.

  Reported amortization expenses decreased approximately $1,900 from $17,600 to $15,700. The foreign exchange differential was negligible.

  Reported legal expenses decreased approximately $14,400 from $131,200 to $116,800. The foreign exchange differential accounted for an increase of approximately $2,800, resulting in an actual decrease in activity of approximately $17,200. The actual decrease is principally a result of a decrease in patent application and registration expenses.

  Reported accounting expenses increased approximately $7,900 from $20,700 to $28,600. The foreign exchange differential accounted for an increase of approximately $700, resulting in an actual increase in activity of approximately $7,200. The actual increase related to a general increase in the cost of accounting, auditing, and tax services.

  Reported travel and marketing expenditures decreased approximately $58,500 from $262,400 to $206,900. The foreign exchange differential accounted for a increase of approximately $4,900, resulting in an actual decrease in activity of approximately $63,400. The individual components of the reported decrease are as follows: investor relations decreased $165,800 from $213,200 to $47,400, travel increased $12,000 from $29,400 to $41,400, trade shows increased from nil to $100,900 and marketing materials decreased from $1,100 to Nil.

  Reported rent and premises cost increased approximately $14,600 from $175,500 to $190,100. The foreign exchange differential accounted for an increase of approximately $4,600, resulting in an actual increase in activity of approximately $10,000.

Three month period ended September 30, 2007 compared with the three month period ended September 30, 2006.

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three month period ended September 30, 2007 was 1.04719. For the three month period ended September 30, 2006 the average exchange rate was 1.12121. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $85,407 from $630,545 for the three month period ended September 30, 2006 to $715,952 for the three month period ended September 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), the actual change in operating expense activity was an increase of approximately $38,100. The foreign exchange adjustment accounted for an increase of approximately $47,300 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended September 30, 2007 was $936,919 (September 30, 2006 - $131,958). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

During the three month period ended September 30, 2007 we invoiced $988,436 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $142,567 for future revenue recognition in accordance with SOP 97-2. We also recorded $61,864 for engineering services and $29,186 of previously deferred revenue.

Cost of sales for the three month period ended September 30, 2007 was $73,413 or approximately 7.8% of revenue.

During the three month period ended September 30, 2006 we invoiced $88,913 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $17,781 for future revenue recognition in accordance with SOP 97-2. We also recorded $24,698 for engineering services and $36,128 of previously deferred revenue.

Cost of sales for the three month period ended September 30, 2006 was $8,663 or approximately 6.6% of revenue.

We reported that research and development expenses decreased $25,951 from $165,938 for the three month period ended September 30, 2006 to $139,987 for the three month period September 30, 2007. Stock option expense allocated to research and development was $10,543 for the three month period ended September 30, 2006 and Nil for the three month period ended September 30, 2007 and therefore accounted for $10,543 of the decrease. A Precarn funding grant of $28,720 was accrued to offset our expense during the three month period ended September 30, 2007. No such accrual occurred during the three month period ended September 30, 2006. After eliminating the stock option expense decrease and the funding grant decrease, the foreign exchange differential accounted for an increase of approximately $9,200, indicating that the actual research and development activity increased approximately $22,500.

We reported that selling, general, and administrative expenses increased $111,358 from $464,607 for the three month period ended September 30, 2006 to $575,965 for the three month period ended September 30, 2007. The foreign exchange differential accounted for a increase of approximately $38,000, indicating an actual increase in activity of approximately $73,300. The principal factors contributing to the changes were as follows:

  Reported general and administrative salaries decreased $11,100 from $246,789 to $235,719. The foreign exchange differential accounted for an increase of approximately $15,600, resulting in an actual decrease in activity of approximately $26,700. The actual decrease resulted from the decrease of our administrative staff by two employees.

  Stock option expense in the amount of $49,930 was reported for the three month period ended September 30, 2006 and $114,925 for the three month period ended September 30, 2007 accounting for an increase of $64,995.

  Reported amortization expenses increased approximately $1,300 from $5,200 to $6,500. The foreign exchange differential accounted for an increase of approximately $400, resulting in an actual increase of approximately $900.

  Reported legal expenses increased approximately $13,700 from $47,400 to $61,100. The foreign exchange differential accounted for an increase of approximately $4,000, resulting in an actual increase in activity of approximately $9,700. The actual increase is principally a result of an increase in patent application and registration expenses.

  Reported accounting expenses increased approximately $100 from $7,900 to $8,000. The foreign exchange differential accounted for a increase of approximately $500, resulting in an actual decrease in activity of approximately $400. The actual decrease related to a general decrease in the cost of accounting and auditing services.

  Reported travel and marketing expenditures increased approximately $12,000 from $15,100 to $27,100. The foreign exchange differential accounted for an increase of approximately $1,800, resulting in an actual increase in activity of approximately $10,200. The individual components of the reported increase are as follows: investor relations increased $6,300 from $7,000 to $13,300, travel increased $2,600 from $4,300 to $6,900, and trade show expense increased from nil to $1,500.

  Reported rent and premises cost increased approximately $8,900 from $58,500 to $67,400. The foreign exchange differential accounted for an increase of approximately $4,400, resulting in an actual increase in activity of approximately $4,500.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2007, we had $787,262 in cash and cash equivalents and a working capital deficit of $744,062 and as of September 30, 2006, we had $30,169 in cash and cash equivalents and a working capital deficit of $2,665,495.

Our cash position as at November 13, 2007 is approximately $400,000 and our trade accounts receivable are approximately $1,000,000.

We estimate that, at our current level of operation, our cash expenses are approximately $275,000 per month. We base this estimate on the following data:

  As at November 13, 2007, we have 20 employees and our salary costs are approximately $185,000 per month. For the first nine months of 2007, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $90,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

  We do not expect to incur significant capital expenditures during the remainder of 2007 or 2008 unless they result from an increase in our level of operation.

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

We expect that interest payments on our bank loan will total approximately $155,000 during the year ending December 31, 2007 and approximately $85,000 during the year ending December 31, 2008. We are scheduled to make principal payments totalling $420,000 during the year ending December 31, 2007 and $2,052,837 during the year ending December 31, 2008. Unless we experience significant growth in activity and expenditures during 2008, we expect that the minimum purchase commitments by ABB during 2007 and 2008 ($3,500,000 and $5,500,000 respectively) will be sufficient to service these debt requirements and produce a positive cash flow during 2007 and 2008.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. From January 1, 2005 to November 13, 2007 we obtained financing as follows:

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

The Agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. Upon review, the Company determined that the penalty provision clauses applied and the Company agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. Owen Jones, a director and former Chief Executive Officer and James Speros, an independent director, both of whom delivered letters of credit on or before October 23, 2007, elected not to participate in the additional share issuance. Accordingly, on August 8, 2007, the Company issued 1,625,000 common shares at a deemed price of $0.48 per share.

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

Owen Jones, a director and former Chief Executive Officer pledged a portion of the cash collateral and received no compensation for providing his portion of the cash collateral.

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

Employee Stock Options

The exercise of 192,000 employee stock options has generated $59,400 from January 1, 2005 to November 13, 2007.

Bonus Stock Grant

In accordance with the terms of his Employment Agreement (see above), on October 22, 2007, Mr. Weidinger purchased 8,000,000 shares of common stock for the purchase price of $0.01 per share generating $80,000.

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

We have generated only $6,835,602 in revenues since our incorporation to September 30, 2007 and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to September 30, 2007 was $27,613,963. We had cash in the amount of $787,262 as of September 30, 2007. We estimate our average monthly cash operating expenses to be approximately $275,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Most of our assets and some of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Most of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 200,000,000 common shares, of which 45,047,335 are issued and outstanding as of November 13 2007. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 45,047,335 shares of common stock issued and outstanding as of November 13, 2007. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. The registration statement relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. On May 11, 2007, this registration statement was declared effective and the selling stockholders may resell up to 37,671,753 shares of our common stock, representing 84% of our current issued and outstanding shares. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of November 13, 2007, shown above. Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of our unregistered equity securities during the quarter ended September 30, 2007 that have not been disclosed in a current report on Form 8-K prior to the filing of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987
3.2(1)	Articles of Amendment, dated July 14, 1998
3.3(1)	Articles of Amendment, dated June 28, 1990
3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993
3.5(1)	Articles of Amendment of the Company, dated April 6, 1993
3.6(1)	Articles of Amendment of the Company, dated December 6, 1993
3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000
3.8(1)	By-Laws of the Company
3.9(6)	Amendment to By-Laws of the Company
4.1(1)	Specimen Stock Certificate

4.2(2)	1997 Stock Option Plan
4.3(2)	2000 Stock Option Plan
4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000
10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001
10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001
10.3(7)	License Agreement with Marubeni Corporation
10.4(8)	Certificate of Reverse Stock Split
10.5(9)	Corporate Governance Committee Charter
10.6(9)	Audit Committee Charter
10.7(9)	Compensation Committee Charter
10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees
10.9(9)	Corporate Governance Guidelines
10.10(10)	Loan Agreement
10.11(10)	General Security Agreement
10.12(10)	Service Agreement with Elite Financial Communications Group
10.13(10)	2003 Stock Option Plan
10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.
10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies
10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,
10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies
10.19(16)	Form of Loan Guarantee and Subscription Agreement
10.20(16)	General Security Agreement dated October 18, 2006
10.21(17)	2007 Bonus Stock and Bonus Stock Option Incentive Plan
10.22(17)	Employment Agreement with Edward White
10.23(17)	Employment Agreement with Owen Jones
10.24(17)	Employment Agreement with Frederick Weidinger
11.1*	Computation of net loss per share
31.1*	Certificate of Owen L.J. Jones pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Edward A. White pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Owen L.J. Jones pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Edward A. White pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

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
(16) Exhibit already on file - exhibit to our Form 8-K filed October 26, 2006.
(17) Exhibit already on file - exhibit to our Form 8-K filed October 31, 2007.
(17) Exhibit already on file - exhibit to our Form 8-K filed October 31, 2007.
(17) Exhibit already on file - exhibit to our Form 8-K filed October 31, 2007.
(17) Exhibit already on file - exhibit to our Form 8-K filed October 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersign, thereunto duly authorized

BRAINTECH, INC.

By: /s/ Owen L. J. Jones
Owen L .J. Jones
Director
(Principal Executive Officer)
Date: November 13, 2007

By: /s/ Edward A. White
Edward A. White
Secretary/Treasurer
(Principal Financial Officer)
Date: November 13, 2007