Form 10QSB/A
period 2007-03-31
BRAINTECH INC
filed 2008-03-19
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 000-24911

BRAINTECH, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0168932
(State or jurisdiction of incorporation)	(IRS Employer Identification No.)

930 West 1st Street, Unit #102, North Vancouver, B.C., Canada, V7P 3N4

(Address of Principal Executive offices)

(604) 988-6440

Issuer’s Telephone Number

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

Braintech, Inc.

Form 10-QSB

(Amendment No. 1)

Explanatory Note

Braintech, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (the “Form 10-QSB/A”) to amend its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 that was filed with the Securities and Exchange Commission on May 14, 2007 (the “Form 10-QSB”). This Form 10-QSB/A is being filed to replace Part I, Items 1 and 2 of the Form 10-QSB to correct an error related to accounting for stock-based compensation expense. Braintech, Inc. has determined that additional non-cash stock-based compensation expenses should have been recorded with respect to certain stock options granted during the first quarter of 2007. This restatement will result in a net increase in the non-cash expense for the first quarter of 2007 of $380,942. No other amendments or changes are being made in this Form 10-QSB/A.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i) Condensed Consolidated Balance Sheets as at March 31, 2007 (unaudited) and December 31, 2006;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006;

(iii) Condensed Consolidated Statement of Stockholders’ Deficiency (unaudited) for the three months ended March 31, 2007;

(iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006; and

(v) Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2007 and 2006.

Condensed Consolidated Financial Statements

(Expressed in United States dollars)

BRAINTECH, INC.

Three months ended March 31, 2007 and 2006

(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$394,603	$16,950
Accounts receivable	907,512	1,224,010
Inventory	16,015	10,297
Prepaid expenses	54,058	47,930

	1,372,188	1,299,187
Fixed assets	33,468	29,373

	$1,405,656	$1,328,560

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$68,336	$260,415
Accrued liabilities	344,280	317,387
Deferred leasehold inducements (note 3)	25,864	30,155
Deferred revenue (note 4)	290,252	197,383
Due to related party	113,536	112,874
Current portion of bank loan (note 5)	750,000	490,000

	1,592,268	1,408,214
Bank loan (note 5)	1,652,837	1,982,837

Total liabilities	3,245,105	3,391,051

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 33,897,433 shares	33,897	30,732
(December 31, 2006 – 30,732,433)
Additional paid-in capital	25,157,674	23,930,944
Accumulated deficit	(27,031,020)	(26,024,167)

	(1,839,449)	(2,062,491)

	$1,405,656	$1,328,560

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Three Months ended March 31
	2007	2006
Sales	$668,372	$233,918
Cost of sales	44,041	15,482

Gross margin	624,331	218,436

Operating expenses:
Research and development	144,364	177,362
Selling, general and administrative	803,612	523,123

	947,976	700,485

Operating income/(loss)	(323,645)	(482,049)

Non-operating:
Interest income	545	274
Interest expense—other	—	(4,274)
Financing expenses
Interest on convertible debentures	—	(39,696)
Accretion of convertible debentures	—	(182,741)
Interest on bank loan	(39,785)	—
Fair value of equity issued as compensation to bank loan guarantors	(547,241)	—
Bank loan guarantee expenses	(6,727)	—
Fair value of equity issued as compensation for financing services	(90,000)	—

	(683,208)	(226,437)

Loss for the period	$(1,006,853)	$(708,486)

Loss per share information:
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	32,527,823	23,883,664

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number of shares	Amount
Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions (net of share issue costs)
Shares issued for cash (net of subscriptions received in 2006)	2,170,000	2,170	172,830	—	175,000
Shares issued for services rendered	265,000	265	95,135	—	95,400
Shares issued to bank loan guarantors	700,000	700	215,300	—	216,000
Shares issued for finders’ fees	30,000	30	(30)	—	—
Cash paid for finders’ fees	—	—	(1,500)	—	(1,500)
Fair value of warrants issued to bank loan guarantors	—	—	331,241	—	331,241
Fair value of stock options expensed			413,754	—	413,754
Loss for the period	—	—	—	(1,006,853)	(1,006,853)

Balance, March 31, 2007	33,897,433	$33,897	$25,157,674	$(27,031,020)	$(1,839,449)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Three months ended March 31
	2007	2006
Cash flows from operations:
Loss for the period	$(1,006,853)	$(708,486)
Items not involving cash:
Amortization	4,392	6,202
Shares issued for services rendered	95,400	50,000
Stock option expense	413,754	59,112
Accretion of debenture beneficial conversion feature	—	182,741
Fair value of warrants and common shares issued as compensation to loan guarantors	547,241	—
Changes in non-cash operating working capital:
Accounts receivable	316,498	84,327
Inventory	(5,718)	8,327
Prepaid expenses	(6,128)	15,053
Accounts payable and accrued liabilities	(165,186)	(26,009)
Due to related party	662	—
Accrued interest on convertible debentures	—	39,696
Deferred leasehold inducements	(4,291)	(4,585)
Deferred revenue	92,869	(19,930)

Net cash provided by (used in) operations	282,640	(313,552)

Cash flows from investments:
Purchase of fixed assets	(8,487)	(2,122)

Net cash used in investments	(8,487)	(2,122)

Cash flows from financing:
Common shares issued, net of issue costs	173,500	10,524
Repayment of amount due to related party	—	(17,235)
Redemption of debentures	—	—
Repayment of bank loan	(70,000)	—

Net cash provided by (used in) financing	103,500	(6,711)

Increase (decrease) in cash and cash equivalents	377,653	(322,385)
Cash and cash equivalents, beginning of period	16,950	522,943

Cash and cash equivalents, end of period	$394,603	$200,558

Supplemental information:
Non-cash financing:
Shares issued for services rendered	$95,400	—
Shares and warrants issued to bank loan guarantors	$547,241	$—

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

In applying the Modified Prospective Application method, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $413,755 for the three months ended March 31, 2007 (2006—$59,112). No stock options were granted during the three months ended March 31, 2006 and therefore, the recorded stock based compensation expense pertains to the amortization of unvested options over the vesting period.

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

As of March 31, 2007, the unrecorded deferred stock based compensation balance related to stock options was $90,357 and will be recognized over an estimated weighted average amortization period of 1.39 years (2006—$204,020, 0.96 years).

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

The Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of the common stock of the Company; three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1 1/2) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years. A general security agreement covering all of the Company’s real, personal and intangible property has been pledged as security to the LC Providers.

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

On February 5, 2007 the Company issued 300,000 units as compensation for the provision of letters of credit securing the bank loan (note 4). Each Unit consists of two (2) shares of the common stock of the Company; three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1 1/2) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years.

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

7.	Stock options:

A summary of the Company’s stock option activity is as follows:

	Number of shares	Weighted average exercise price
Balance, December 31, 2006	3,396,000	$0.48
Options granted	1,540,000	$0.36
Options exercised	—	—
Vested options expired	(25,000)	$0.59
Unvested options forfeited	—	—

Balance, March 31, 2007	4,911,000	$0.44

Of those outstanding at March 31, 2007, 4,289,750 are exercisable (December 31, 2006—2,847,250), having a weighted average exercise price of $0.44 (December 31, 2006—$0.47).

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

8.	Share purchase warrants:

A summary of the Company’s share purchase warrant activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Balance, December 31, 2006	20,176,509	$0.37	3.62
Warrants granted
Private placement	2,170,000	$0.25	2.77
Finders’ fee	30,000	$0.25	2.75
Compensation to bank loan guarantors	1,450,000	$0.36	4.71

Balance, March 31, 2007	23,826,509	$0.36	3.61

Of the warrants outstanding at March 31, 2007, 5,961,324 were held by the Company’s Chief Executive Officer (December 31, 2006—4,741,324).

9.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2007	$146,307
2008	130,050

$276,357

10.	Subsequent events:

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like “believes”, “does not believe”, “plans”, “expects”, “intends”, “estimates”, “anticipates”, and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

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

Where we say “we”, “us”, “our”, or “the Company”, we mean Braintech Inc. and our subsidiaries, Braintech Canada, Inc. and Brainware Systems Inc.

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

We are in the business of developing technologies and products used in machine or “computerized” vision guidance systems. Machine vision is the application of electronic imaging, image processing, and image analysis techniques to applications in the manufacturing industries for the purpose of control (process control, quality control, machine control, and robot control). Since entering into a strategic alliance with ABB Inc. in March, 2000, we have focused on the development and implementation of vision guidance systems for robots used in the automobile manufacturing industry. ABB Inc., which is based in Europe and employs over 165,000 people in more than 100 countries, is a major supplier of industrial robots and manufacturing automation systems.

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

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of our eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006—$1,500,000; 2007—$3,500,000; 2008—$5,500,000. In addition to the purchase commitments, ABB Inc. has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB Inc. entering into this agreement and for providing the purchase and research commitments, we have granted ABB Inc. an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets. As at the date May 9, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to March 31, 2007, we have generated total revenues of only $5,298,121 and as of March 31, 2007, we have incurred an aggregate deficit of $27,031,020. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

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

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three-month period ended March 31, 2007 was 1.17207. For the three-month period ended March 31, 2006 the average exchange was 1.14903. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $247,491 from $700,485 for the three month period ended March 31, 2006 to $947,976 for the three month period ended March 31, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels) and elimination of the stock-based compensation portion of the expense, the actual change in operating expense activity was a decrease of approximately $96,400. The foreign exchange adjustment accounted for a decrease of approximately $10,700 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended March 31, 2007 was $668,372 (March 31, 2006—$233,918). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

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

We reported that selling, general, and administrative expenses increased $280,489 from $523,123 for the three month period ended March 31, 2006 to $803,612 for the three month period ended March 31, 2007. Stock option expense in the amount of $47,698 was recorded for the three month period ended March 31, 2006 and $409,483 for the three month period ended March 31, 2007 accounting for $361,785 of the increase. The foreign exchange differential accounted for a decrease of approximately $7,900, indicating an actual decrease in activity of approximately $73,400. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased $22,810 from $255,977 to $233,167. The foreign exchange differential accounted for a decrease of approximately $4,700, resulting in an actual decrease in activity of approximately $18,100. The actual decrease resulted from the decrease of our staff by one employee.

•

Stock option expense in the amount of $47,698 was recorded for the three month period ended March 31, 2006 and $409,483 for the three month period ended March 31, 2007 accounting for $361,785 of the increase.

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

•

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of our eVF Runtime Licenses totalling US$10,500,000 for the period ending December 31, 2008. The minimum purchase guarantees are allocated on an annual basis as follows: 2006—$1,500,000; 2007

•	$3,500,000; 2008—$5,500,000. As at the date May 9, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

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

The Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation we agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two (2) shares of our common stock, three (3) share purchase warrants, each warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.30 per share for a period of five (5) years; and one and one-half (1 1/2) share purchase warrants, each whole warrant entitling the holder to purchase one (1) additional share of common stock at a price of $0.50 per share for a period of five (5) years. A general security agreement covering all of our real, personal and intangible property has been pledged as security to the LC Providers.

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

Private Placements

At directors’ meetings held October 13, 2004 and December 21, 2004, approval was given to a private placement of 1,750,000 units at a price of $0.40 per unit for gross proceeds of $700,000. Each unit comprises one share and one-half ( 1/2) share purchase warrant. Each whole warrant has a five (5) year term and is exercisable at any time into one common share at a price of $0.50 per share. The private placement closed on various dates between December 1, 2004 and March 4, 2005. In conjunction with this private placement, we paid $32,880 and issued 24,500 units as finders’ fees.

At a directors’ meeting held March 10, 2005, approval was given to a private placement of up to 1,875,000 units at a price of $0.80 per unit for total proceeds of $1,500,000. Each unit comprises one common share and one half-share ( 1/2) share purchase warrant. Each whole warrant has a three (3) year term and is exercisable at any time into one common share at a price of $1.00 per share. On May 3, 2005 we closed $1,307,000 of the private placement. In conjunction with this portion of the private placement, we paid $39,210 and issued 52,500 shares as finders’ fees.

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

We have generated only $5,298,121 in revenues since our incorporation to March 31, 2007 and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to March 31, 2007 was $27,031,020. We had cash in the amount of $394,603 as of March 31, 2007. We estimate our average monthly operating expenses to be approximately $200,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar products independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our products.

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

The market for vision guided robotics is subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet customer requirements in a timely manner, there can be no assurance that our existing and new products will gain enough market acceptance to allow us to increase our revenues. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. They may be better able to attract qualified personnel than we will. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Competitors’ products may add features, increase performance or sell at lower prices. We cannot predict whether our products will compete successfully with such new or existing competing products. Increased competition in the industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business. If we go out of business, investors will lose their entire investment.

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

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987

3.2(1)	Articles of Amendment, dated July 14, 1998

3.3(1)	Articles of Amendment, dated June 28, 1990

3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993

3.5(1)	Articles of Amendment of the Company, dated April 6, 1993

3.6(1)	Articles of Amendment of the Company, dated December 6, 1993

3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.8(1)	By-Laws of the Company

3.9(6)	Amendment to By-Laws of the Company

4.1(1)	Specimen Stock Certificate

4.2(2)	1997 Stock Option Plan

4.3(2)	2000 Stock Option Plan

4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000

10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001

10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001

10.3(7)	License Agreement with Marubeni Corporation

10.4(8)	Certificate of Reverse Stock Split

10.5(9)	Corporate Governance Committee Charter

10.6(9)	Audit Committee Charter

10.7(9)	Compensation Committee Charter

10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees

10.9(9)	Corporate Governance Guidelines

10.10(10)	Loan Agreement

10.11(10)	General Security Agreement

10.12(10)	Service Agreement with Elite Financial Communications Group

10.13(10)	2003 Stock Option Plan

10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.

10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies

10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies

10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,

10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies

10.19(16)	Form of Loan Guarantee and Subscription Agreement

10.20(16)	General Security Agreement dated October 18, 2006

11.1*	Computation of net loss per share

31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Exhibit already on file—exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2)	Exhibit already on file—exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3)	Exhibit already on file—exhibit to our Form S-1 registration statement filed February 11, 2000.
(4)	Exhibit already on file—exhibit to our Form 10-KSB for the year ended December 31, 2000.

(5)	Exhibit already on file—exhibit to our Form S-1/A registration statement filed July 3, 2001.
(6)	Exhibit already on file—exhibit to our Form 10-KSB for the year ended December 31, 2001
(7)	Exhibit already on file—exhibit to our Form 8-K filed July 5, 2002.
(8)	Exhibit already on file—exhibit to our Form 8-K filed September 9, 2002.
(9)	Exhibit already on file —exhibit to our Form 10KSB for the year ended December 31, 2002.
(10)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended March 31, 2003.
(11)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended September 30, 2003.
(12)	Exhibit already on file—exhibit to our Form 8-K filed March 9, 2004.
(13)	Exhibit already on file—exhibit to our Form 8-K filed January 19, 2005.
(14)	Exhibit already on file—exhibit to our Form 8-K filed March 3, 2005.
(15)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended March 31, 2006.
(16)	Exhibit already on file—exhibit to our Form 8-K filed October 26, 2006.
(17)	Exhibit already on file—exhibit to our Form 10-KSB filed May 14, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersign, thereunto duly authorized

BRAINTECH, INC.

By:	/s/ Frederick Weidinger
Frederick Weidinger
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 18, 2008

By:	/s/ Edward A. White
Edward A. White
Senior Vice President, Administration
(Principal Financial and Accounting Officer)
Date: March 18, 2008