Form 10QSB/A
period 2007-06-30
BRAINTECH INC
filed 2008-03-19
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                          to

Commission file number 000-24911

BRAINTECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,946,719 common shares issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Braintech, Inc.

Form 10-QSB

(Amendment No. 1)

Explanatory Note

Braintech, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (the “Form 10-QSB/A”) to amend its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 that was filed with the Securities and Exchange Commission on August 14, 2007 (the “Form 10-QSB”). This Form 10-QSB/A is being filed to replace Part I, Items 1 and 2 of the Form 10-QSB to correct an error related to accounting for stock-based compensation expense. Braintech, Inc. has determined that additional non-cash stock-based compensation expenses should have been recorded with respect to certain stock options granted during the first and second quarter of 2007. This restatement will result in a net increase in the non-cash expense for the second quarter of 2007 of $66,369. No other amendments or changes are being made in this Form 10-QSB/A.

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

(i) Condensed Consolidated Balance Sheets as at June 30, 2007 (unaudited) and December 31, 2006;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006;

(iii) Condensed Consolidated Statement of Stockholders’ Deficiency (unaudited) for the six months ended June 30, 2007;

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

(Expressed in United States dollars)

BRAINTECH, INC.

Six months ended June 30, 2007 and 2006

Three months ended June 30, 2007 and 2006

(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$939,327	$16,950
Accounts receivable	737,182	1,224,010
Inventory	4,778	10,297
Prepaid expenses	44,615	47,930

	1,725,902	1,299,187
Fixed assets	36,462	29,373

	$1,762,364	$1,328,560

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$126,678	$260,415
Accrued liabilities	409,728	317,387
Deferred leasehold inducements (note 3)	23,242	30,155
Deferred revenue (note 4)	383,723	197,383
Due to related party	120,242	112,874
Current portion of bank loan (note 5)	1,165,000	490,000

	2,228,613	1,408,214
Bank loan (note 5)	1,237,837	1,982,837

Total liabilities	3,466,450	3,391,051

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 35,201,719 shares	35,201	30,732
(December 31, 2006 – 30,732,433)
Additional paid-in capital	26,525,768	23,930,944
Accumulated deficit	(28,265,055)	(26,024,167)

	(1,704,086)	(2,062,491)

	$1,762,364	$1,328,560

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Sales	$1,268,934	$560,547	$600,562	$326,629
Cost of sales	99,893	28,570	55,852	13,088

Gross margin	1,169,041	531,977	544,710	313,541

Operating expenses:
Research and development	289,220	351,618	144,856	174,256
Selling, general and administration	1,509,660	1,203,664	706,048	680,541

	1,798,880	1,555,282	850,904	854,797

Operating income/(loss)	(629,839)	(1,023,305)	(306,194)	(541,256)

Non-operating:
Interest income	589	274	44	—
Interest expense—other	—	(4,274)	—	—
Financing expenses
Interest on convertible debentures	—	(79,557)	—	(39,861)
Accretion of convertible debentures	—	(368,829)	—	(186,088)
Fair value of warrants issued on conversion of debentures	—	(9,772)	—	(9,772)
Interest on bank loan	(89,858)	—	(50,072)	—
Fair value of equity issued as compensation to bank loan guarantors	(1,424,741)	—	(877,500)	—
Bank loan guarantee expenses	(7,039)	—	(313)	—
Fair value of equity issued as compensation for financing services	(90,000)	—	—	—

	(1,611,049)	(462,158)	(927,841)	(235,721)

Loss for the period	$(2,240,888)	$(1,485,463)	$(1,234,035)	$(776,977)

Loss per share information:
Basic and diluted	$(0.07)	$(0.06)	$(0.04)	$(0.03)

Weighted average number of Common shares outstanding	33,152,054	24,105,980	33,771,206	24,324,479

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number of shares	Amount
Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions (net of share issue costs)
Shares issued for cash (net of subscriptions received in 2006)	3,474,286	3,474	536,726	—	540,200
Shares issued for services rendered	265,000	265	95,135	—	95,400
Shares issued to bank loan guarantors	700,000	700	215,300	—	216,000
Shares issued for finders’ fees	30,000	30	(30)	—	—
Cash paid for finders’ fees	—	—	(4,020)	—	(4,020)
Fair value of warrants issued to bank loan guarantors	—	—	331,241	—	331,241
Fair value of shares to be issued to bank loan guarantors	—	—	877,500	—	877,500
Fair value of stock options expensed			542,972	—	542,972
Loss for the period	—	—	—	(2,240,888)	(2,240,888)

Balance, June 30, 2007	35,201,719	$35,201	$26,525,768	$(28,265,055)	$(1,704,086)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Six months ended June 30
	2007	2006
Cash flows from operations:
Loss for the period	$(2,240,888)	$(1,485,463)
Items not involving cash:
Amortization	9,245	12,403
Shares issued for services rendered	95,400	173,750
Stock option expense	542,972	119,406
Accretion of convertible debentures	—	368,829
Fair value of warrants issued on conversion of debentures	—	9,772
Fair value of warrants and common shares issued and to be issued as compensation to loan guarantors	1,424,741	—
Changes in non-cash operating working capital:
Accounts receivable	486,828	185,446
Inventory	5,519	6,932
Prepaid expenses	3,315	(3,968)
Accounts payable and accrued liabilities	(41,396)	6,834
Due to related party	7,368	—
Accrued interest on convertible debentures	—	79,557
Deferred leasehold inducements	(6,913)	(7,443)
Deferred revenue	186,340	(32,938)

Net cash provided by (used in) operations	472,531	(566,883)

Cash flows from investments:
Purchase of fixed assets	(16,334)	(2,875)

Net cash used in investments	(16,334)	(2,875)

Cash flows from financing:
Common shares issued, net of issue costs	536,180	10,524
Repayment of amount due to related party	—	(14,692)
Common share subscriptions received	—	120,000
Repayment of bank loan	(70,000)	—

Net cash provided by (used in) financing	466,180	115,832

Increase (decrease) in cash and cash equivalents	922,377	(453,926)
Cash and cash equivalents, beginning of period	16,950	522,943

Cash and cash equivalents, end of period	$939,327	$69,017

Supplemental information:
Non-cash financing:
Shares and warrants issued on conversion of convertible debentures		39,988
Shares issued for services rendered	$95,400	—
Shares and warrants issued to bank loan guarantors	$1,424,741	$—

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

In applying the Modified Prospective Application method, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $542,973 for the six months ended June 30, 2007 (2006—$119,406).

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

The weighted average fair value of stock options granted during the six months ended June 30, 2007 was $0.34 per option (2006—$0.51). The fair value was estimated using the Black-Scholes option valuation model and the following weighted average assumptions:

	Six Months Ended
	June 30, 2007	June 30, 2006
Expected life (years)	2.0	2.0
Risk free interest rate	4.69%	5.01%
Expected volatility	167%	152%
Dividend yield	0%	0%

As of June 30, 2007, the unrecorded deferred stock based compensation balance related to stock options was $324,157 and will be recognized over an estimated weighted average amortization period of 1.44 years (2006—$212,965, 1.11 years).

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

7.	Stock options:

A summary of the Company’s stock option activity is as follows:

	Number of shares	Weighted average exercise price
Balance, December 31, 2006	3,396,000	$0.48
Options granted	2,310,000	$0.44
Options exercised	—	—
Vested options expired	(25,000)	$0.59
Unvested options forfeited	(25,000)	$0.46

Balance, June 30, 2007	5,656,000	$0.46

Of those outstanding at June 30, 2007, 4,797,250 are exercisable (December 31, 2006—2,847,250), having a weighted average exercise price of $0.44 (December 31, 2006—$0.47).

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

8.	Share purchase warrants:

A summary of the Company’s share purchase warrant activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Balance, December 31, 2006	20,176,509	$0.37	3.62
Warrants granted
Private placement	3,474,286	$0.27	2.86
Finders’ fee	30,000	$0.25	2.50
Compensation to bank loan guarantors	1,450,000	$0.36	4.46

Balance, June 30, 2007	25,130,795	$0.34	3.34

Of the warrants outstanding at June 30, 2007, 5,961,324 were held by the Company’s Chief Executive Officer (December 31, 2006—4,741,324).

9.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2007	$106,433
2008	141,910

$248,343

10.	Registration statement:

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to June 30, 2007, we have generated total revenues of only $5,898,683 and as of June 30, 2007, we have incurred an aggregate deficit of $28,265,055. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

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

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the six month period ended June 30, 2007 was 1.13599. For the six month period ended June 30, 2006, 2006 the average exchange was 1.13931. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $243,598 from $1,555,282 for the six month period ended June 30, 2006, 2006 to $1,798,880 for the six month period ended June 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels) and elimination of the stock based compensation portion of the expense, the actual change in operating expense activity was a decrease of approximately $183,600. The foreign exchange adjustment accounted for an increase of approximately $3,700 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the six month period ended June 30, 2007 was $1,268,934 (June 30, 2006—$560,547). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

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

We reported that selling, general, and administrative expenses increased $305,996 from $1,203,664 for the six month period ended June 30, 2006 to $1,509,660 for the six month period ended June 30, 2007. Stock option expense in the amount of $97,499 was recorded for the six month period ended June 30, 2006 and $537,564 for the six month period ended June 30, 2007 accounting for $440,065 of the increase. The foreign exchange differential accounted for an increase of approximately $2,800, indicating an actual decrease in activity of approximately $136,900. The principal factors contributing to the changes were as follows:

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

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three month period ended June 30, 2007 was 1.10031. For the three month period ended June 30, 2006 the average exchange was 1.12369. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported a decrease in operating expenses of $3,893 from $854,797 for the three month period ended June 30, 2006 to $850,904 for the three month period ended June 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), and elimination of the stock based compensation portion of the expense, the actual change in operating expense activity was a decrease of approximately $87,800. The foreign exchange adjustment accounted for a decrease of approximately $15,000 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended June 30, 2007 was $600,562 (June 30, 2006—$326,629). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

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

We reported that selling, general, and administrative expenses increased $25,507 from $680,541 for the three month period ended June 30, 2006 to $706,048 for the three month period ended June 30, 2007. Stock option expense in the amount of $49,751 was reported for the three month period ended June 30, 2006 and $128,081 for the three month period ended June 30, 2007 accounting for $78,330 of the increase. The foreign exchange differential accounted for an increase of approximately $12,000, indicating an actual decrease in activity of approximately $64,800. The principal factors contributing to the changes were as follows:

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

•

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of our eVF Runtime Licenses totalling US$10,500,000 for the period ending December 31, 2008. The minimum purchase guarantees are allocated on an annual basis as follows: 2006—$1,500,000; 2007—$3,500,000; 2008—$5,500,000. As at August 10, 2007, ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

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

We have generated only $5,898,683 in revenues since our incorporation to June 30, 2007 and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to June 30, 2007 was $28,265,055. We had cash in the amount of $939,327 as of June 30, 2007. We estimate our average monthly operating expenses to be approximately $225,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987

3.2(1)	Articles of Amendment, dated July 14, 1998

3.3(1)	Articles of Amendment, dated June 28, 1990

3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993

3.5(1)	Articles of Amendment of the Company, dated April 6, 1993

3.6(1)	Articles of Amendment of the Company, dated December 6, 1993

3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.8(1)	By-Laws of the Company

3.9(6)	Amendment to By-Laws of the Company

4.1(1)	Specimen Stock Certificate

4.2(2)	1997 Stock Option Plan

4.3(2)	2000 Stock Option Plan

4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000

10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001

10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001

10.3(7)	License Agreement with Marubeni Corporation

10.4(8)	Certificate of Reverse Stock Split

10.5(9)	Corporate Governance Committee Charter

10.6(9)	Audit Committee Charter

10.7(9)	Compensation Committee Charter

10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees

10.9(9)	Corporate Governance Guidelines

10.10(10)	Loan Agreement

10.11(10)	General Security Agreement

10.12(10)	Service Agreement with Elite Financial Communications Group

10.13(10)	2003 Stock Option Plan

10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.

10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies

10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies

10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,

10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies

10.19(16)	Form of Loan Guarantee and Subscription Agreement

10.20(16)	General Security Agreement dated October 18, 2006

11.1*	Computation of net loss per share

31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Exhibit already on file—exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2)	Exhibit already on file—exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3)	Exhibit already on file—exhibit to our Form S-1 registration statement filed February 11, 2000.
(4)	Exhibit already on file—exhibit to our Form 10-KSB for the year ended December 31, 2000.
(5)	Exhibit already on file—exhibit to our Form S-1/A registration statement filed July 3, 2001.
(6)	Exhibit already on file—exhibit to our Form 10-KSB for the year ended December 31, 2001
(7)	Exhibit already on file—exhibit to our Form 8-K filed July 5, 2002.
(8)	Exhibit already on file—exhibit to our Form 8-K filed September 9, 2002.
(9)	Exhibit already on file—exhibit to our Form 10KSB for the year ended December 31, 2002.
(10)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended March 31, 2003.
(11)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended September 30, 2003.
(12)	Exhibit already on file—exhibit to our Form 8-K filed March 9, 2004.
(13)	Exhibit already on file—exhibit to our Form 8-K filed January 19, 2005.
(14)	Exhibit already on file—exhibit to our Form 8-K filed March 3, 2005.
(15)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended March 31, 2006.
(16)	Exhibit already on file—exhibit to our Form 8-K filed October 26, 2006.
(17)	Exhibit already on file—exhibit to our Form 10-QSB filed on August 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersign, thereunto duly authorized

BRAINTECH, INC.

By:	/s/ Frederick Weidinger
Frederick Weidinger
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 18, 2008

By:	/s/ Edward A. White
Edward A. White
Senior Vice President-Administration
(Principal Financial and Accounting Officer)
Date: March 18, 2008