Form 10QSB/A
period 2007-09-30
BRAINTECH INC
filed 2008-03-19
CIK 1015715

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

Braintech, Inc.

Form 10-QSB

(Amendment No. 1)

Explanatory Note

Braintech, Inc. is filing this Amendment No. 1 on Form 10-QSB/A (the “Form 10-QSB/A”) to amend its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 that was filed with the Securities and Exchange Commission on November 14, 2007 (the “Form 10-QSB”). This Form 10-QSB/A is being filed to replace Part I, Items 1 and 2 of the Form 10-SBB to correct an error related to accounting for stock-based compensation expense. Braintech, Inc. has determined that additional non-cash stock-based compensation expenses should have been recorded with respect to certain stock options granted during the first and second quarter of 2007. This restatement will result in a net decrease in non-cash expense for the third quarter of 2007 of $51,303. No other amendments or changes are being made in this Form 10-QSB/A.

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

(i) Condensed Consolidated Balance Sheets as at September 30, 2007 (unaudited) and December 31, 2006;

(ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006;

(iii) Condensed Consolidated Statement of Stockholders’ Deficiency (unaudited) for the nine months ended September 30, 2007;

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

(Expressed in United States dollars)

BRAINTECH, INC.

Nine months ended September 30, 2007 and 2006

Three months ended September 30, 2007 and 2006

(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$787,262	$16,950
Accounts receivable	1,090,557	1,224,010
Inventory	9,418	10,297
Prepaid expenses	86,013	47,930

	1,973,250	1,299,187
Fixed assets	45,816	29,373

	$2,019,066	$1,328,560

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$74,764	$260,415
Accrued liabilities	460,354	317,387
Deferred leasehold inducements (note 3)	19,483	30,155
Deferred revenue (note 4)	497,103	197,383
Due to related party	125,608	112,874
Current portion of bank loan (note 5)	1,540,000	490,000

	2,717,312	1,408,214
Bank loan (note 5)	722,837	1,982,837

Total liabilities	3,440,149	3,391,051

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 37,017,335 shares	37,017	30,732
(December 31, 2006 – 30,732,433)
Additional paid-in capital	26,551,878	23,930,944
Accumulated deficit	(28,009,978)	(26,024,167)

	(1,421,083)	(2,062,491)

	$2,019,066	$1,328,560

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Sales	$2,205,854	$692,505	$936,919	$131,958
Cost of sales	173,307	37,234	73,413	8,663

Gross margin	2,032,547	655,271	863,506	123,295

Operating expenses:
Research and development	429,206	517,555	139,987	165,938
Selling, general and administration	2,034,323	1,668,271	524,662	464,607

	2,463,529	2,185,826	664,649	630,545

Operating income/(loss)	(430,982)	(1,530,555)	198,857	(507,250)

Non-operating:
Interest income	1,251	274	662	—
Interest expense—other	—	(4,274)	—	—
Financing expenses
Interest on convertible debentures	—	(133,905)	—	(54,348)
Accretion of convertible debentures	—	(481,209)	—	(112,380)
Fair value of warrants issued on conversion of debentures	—	(9,772)	—	—
Interest on bank loan	(131,484)	(655)	(41,626)	(655)
Fair value of equity issued as compensation to bank loan guarantors	(1,327,241)	—	97,500	—
Bank loan guarantee expenses	(7,355)	—	(316)	—
Fair value of warrants issued on settlement of debentures	—	(452,375)		(452,375)
Fair value of equity issued as compensation for financing services	(90,000)	—	—	—

	(1,554,829)	(1,081,916)	56,220	(619,758)

Net income/(loss) for the period	$(1,985,811)	$(2,612,471)	$255,077	$(1,127,008)

Income/(loss) per share information:
Basic	$(0.06)	$(0.11)	$0.01	$(0.04)
Diluted	$(0.06)	$(0.11)	$0.01	$(0.04)

Weighted average number of shares outstanding
Basic	34,109,250	24,442,699	35,301,354	25,105,159
Diluted	34,109,250	24,442,699	45,611,845	25,105,159

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number of shares	Amount
Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions (net of share issue costs)
Shares issued for cash (net of subscriptions received in 2006)	3,664,902	3,665	598,339	—	602,004
Shares issued for services rendered	265,000	265	95,135	—	95,400
Shares issued to bank loan guarantors	2,325,000	2,325	993,675	—	996,000
Shares issued for finders’ fees	30,000	30	(30)	—	—
Cash paid for finders’ fees	—	—	(4,020)	—	(4,020)
Fair value of warrants issued to bank loan guarantors	—	—	331,241	—	331,241
Fair value of stock options expensed			606,594	—	606,594
Loss for the period	—	—	—	(1,985,811)	(1,985,811)

Balance, September 30, 2007	37,017,335	$37,017	$26,551,878	$(28,009,978)	$(1,421,083)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Nine months ended September 30
	2007	2006
Cash flows from operations:
Loss for the period	$(1,985,811)	$(2,612,471)
Items not involving cash:
Amortization	15,732	17,601
Shares issued for services rendered	95,400	173,750
Stock options expensed	606,594	179,879
Accretion of convertible debentures	—	481,209
Fair value of warrants issued on conversion of debentures	—	9,772
Fair value of warrants issued on settlement of debentures	—	452,375
Fair value of warrants and common shares issued as compensation to loan guarantors	1,327,241	—
Changes in non-cash operating working capital:
Accounts receivable	133,453	237,895
Inventory	879	198
Prepaid expenses	(38,083)	(21,268)
Accounts payable and accrued liabilities	(42,684)	43,866
Due to related party	12,734	—
Accrued interest on convertible debentures	—	133,905
Deferred leasehold inducements	(10,672)	(11,962)
Deferred revenue	299,720	(52,287)

Net cash provided by (used in) operations	414,503	(967,538)

Cash flows from investments:
Purchase of fixed assets	(32,175)	(2,875)

Net cash used in investments	(32,175)	(2,875)

Cash flows from financing:
Common shares issued, net of issue costs	597,984	475,325
Decrease in amount due to related party	—	(899)
Common share subscriptions received	—	—
Proceeds from bank loan		400,000
Repayment of bank loan	(210,000)	—
Redemption of debentures	—	(396,787)

Net cash provided by (used in) financing	387,984	477,639

Increase (decrease) in cash and cash equivalents	770,312	(492,774)
Cash and cash equivalents, beginning of period	16,950	522,943

Cash and cash equivalents, end of period	$787,262	$30,169

Supplemental information:
Non-cash financing:
Shares and warrants issued on conversion of convertible debentures	—	39,988
Shares issued for services rendered	$95,400	—
Warrants issued on settlement of debentures	—	452,375
Shares and warrants issued to bank loan guarantors	$1,327,241	$—

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

In applying the Modified Prospective Application method, the Company recorded stock based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previous amounts have not been restated. Accordingly, the Company recorded stock based compensation of $606,595 for the nine months ended September 30, 2007 (2006—$179,879).

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

The weighted average fair value of stock options granted during the nine months ended September 30, 2007 was $0.35 per option (2006—$0.37). The fair value was estimated using the Black-Scholes option valuation model and the following weighted average assumptions:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected life (years)	2.0	2.0
Risk free interest rate	4.70%	5.01%
Expected volatility	168%	152%
Dividend yield	0%	0%

As of September 30, 2007, the unrecorded deferred stock based compensation balance related to stock options was $301,405 and will be recognized over an estimated weighted average amortization period of 1.06 years (2006—$160,478, 0.95 years).

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

Of those outstanding at September 30, 2007, 4,429,500 are exercisable (December 31, 2006—2,847,250), having a weighted average exercise price of $0.43 (December 31, 2006—$0.47).

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

8.	Share purchase warrants:

A summary of the Company’s share purchase warrant activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Balance, December 31, 2006	20,176,509	$0.37	3.62
Warrants granted
Private placement	3,474,286	$0.27	2.86
Finders’ fee	30,000	$0.25	2.50
Compensation to bank loan guarantors	1,450,000	$0.36	4.46
Warrants expired	(50,000)	$0.50	—
Warrants exercised	(53,616)	$0.25	—

Balance, September 30, 2007	25,027,179	$0.34	3.09

Of the warrants outstanding at September 30, 2007, 5,961,324 were held by the Company’s Chief Executive Officer (December 31, 2006—4,741,324).

9.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2007	$56,775
2008	151,400

$208,175

10.	Registration statement:

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

We have not at any time been able to generate sufficient revenue from sales of our products or services to sustain ongoing operations, and other than our agreement with ABB Inc., we do not have any established distribution channels for our services or products. From inception on January 3, 1994 to September 30, 2007, we have generated total revenues of only $6,835,602 and as of September 30, 2007, we have incurred an aggregate deficit of $28,009,978. We may continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognised.

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

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the nine month period ended September 30, 2007 was 1.10606. For the nine month period ended September 30, 2006, the average exchange was 1.13321. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $277,703 from $2,185,826 for the nine month period ended September 30, 2006, to $2,463,529 for the nine month period ended September 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), and elimination of the stock based compensation portion of the expense, the actual change in operating expense activity was a decrease of approximately $193,500. The foreign exchange adjustment accounted for an increase of approximately $44,500 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the nine month period ended September 30, 2007 was $2,205,854 (September 30, 2006—$692,505). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

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

We reported that selling, general, and administrative expenses increased $366,052 from $1,668,271 for the nine month period ended September 30, 2006 to $2,034,323 for the nine month period ended September 30, 2007. Stock option expense in the amount of $147,379 was recorded for the nine month period ended September 30, 2006 and $601,186 for the nine month period ended September 30, 2007 accounting for $453,807 of the increase. The foreign exchange differential accounted for an increase of approximately $34,300, indicating an actual decrease in activity of approximately $122,100. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased approximately $56,300 from $707,600 to $763,900. The foreign exchange differential accounted for an increase of approximately $17,000, resulting in an actual decrease in activity of approximately $73,300. The actual decrease resulted from the decrease of our administrative staff by two employees.

•	Reported amortization expenses decreased approximately $1,900 from $17,600 to $15,700. The foreign exchange differential was negligible.

•

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

•

Reported rent and premises cost increased approximately $14,600 from $175,500 to $190,100. The foreign exchange differential accounted for an increase of approximately $4,600, resulting in an actual increase in activity of approximately $10,000.

Three month period ended September 30, 2007 compared with the three month period ended September 30, 2006.

The average exchange rate used to translate the Canadian Dollar into the United States Dollar for the three month period ended September 30, 2007 was 1.04719. For the three month period ended September 30, 2006 the average exchange rate was 1.12121. The change in our operating expenses illustrates the effect fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $34,104 from $630,545 for the three month period ended September 30, 2006 to $664,649 for the three month period ended September 30, 2007. However, when adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels), and elimination of the stock based compensation portion of the expense, the actual change in operating expense activity was a decrease of approximately $8,700. The foreign exchange adjustment accounted for an increase of approximately $39,700 in the reported operating expenses. We have isolated the effect the fluctuating foreign exchange rate had on our reported results in the discussion below.

Revenue from operations for the three month period ended September 30, 2007 was $936,919 (September 30, 2006—$131,958). The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2 as discussed in the critical accounting policies section above.

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

We reported that selling, general, and administrative expenses increased $60,055 from $464,607 for the three month period ended September 30, 2006 to $524,662 for the three month period ended September 30, 2007. Stock option expense in the amount of $49,930 was reported for the three month period ended September 30, 2006 and $63,622 for the three month period ended September 30, 2007 accounting for $13,692 of the increase. The foreign exchange differential accounted for an increase of approximately $30,400, indicating an actual increase in activity of approximately $15,900. The principal factors contributing to the changes were as follows:

•

Reported general and administrative salaries decreased $11,100 from $246,789 to $235,719. The foreign exchange differential accounted for an increase of approximately $15,600, resulting in an actual decrease in activity of approximately $26,700. The actual decrease resulted from the decrease of our administrative staff by two employees.

•

Reported amortization expenses increased approximately $1,300 from $5,200 to $6,500. The foreign exchange differential accounted for an increase of approximately $400, resulting in an actual increase of approximately $900.

•

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

•

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

We have generated only $6,835,602 in revenues since our incorporation to September 30, 2007 and we expect to incur operating losses in the future. Our net loss from inception on January 3, 1994 to September 30, 2007 was $28,009,978. We had cash in the amount of $787,262 as of September 30, 2007. We estimate our average monthly cash operating expenses to be approximately $275,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibits

Number	Exhibit
3.1(1)	Articles of Incorporation, dated February 27, 1987

3.2(1)	Articles of Amendment, dated July 14, 1998

3.3(1)	Articles of Amendment, dated June 28, 1990

3.4(1)	Articles Of Amendment of the Company, dated February 8, 1993

3.5(1)	Articles of Amendment of the Company, dated April 6, 1993

3.6(1)	Articles of Amendment of the Company, dated December 6, 1993

3.7(5)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.8(1)	By-Laws of the Company

3.9(6)	Amendment to By-Laws of the Company

4.1(1)	Specimen Stock Certificate

4.2(2)	1997 Stock Option Plan

4.3(2)	2000 Stock Option Plan

4.4(4)	Amended 2000 Stock Option Plan dated November 1, 2000

10.1(4)	Agreement for Escrow of Share Certificate & Promissory Note between Edward White and the Company dated February 27, 2001

10.2(5)	Agreement for Escrow of Share Certificate and Promissory Note between Babak Habibi and the Company dated June 21, 2001

10.3(7)	License Agreement with Marubeni Corporation

10.4(8)	Certificate of Reverse Stock Split

10.5(9)	Corporate Governance Committee Charter

10.6(9)	Audit Committee Charter

10.7(9)	Compensation Committee Charter

10.8(9)	Code of Business Conduct and Ethics for Directors, Officers and Employees

10.9(9)	Corporate Governance Guidelines

10.10(10)	Loan Agreement

10.11(10)	General Security Agreement

10.12(10)	Service Agreement with Elite Financial Communications Group

10.13(10)	2003 Stock Option Plan

10.14(11)	Lease Agreement dated July 30, 2003 between Hoop Realty and Braintech Canada, Inc.

10.15(12)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies

10.16(13)	ABB Exclusive Channel Partner Agreement for Licensing of Braintech’s Technologies

10.17(14)	Marketing Communications Services Agreement with Baldacci Communications, LLC,

10.18(15)	ABB Exclusive Global Channel Partner Agreement for Licensing of Braintech’s Technologies

10.19(16)	Form of Loan Guarantee and Subscription Agreement

10.20(16)	General Security Agreement dated October 18, 2006

10.21(17)	2007 Bonus Stock and Bonus Stock Option Incentive Plan

10.22(17)	Employment Agreement with Edward White

10.23(17)	Employment Agreement with Owen Jones

10.24(17)	Employment Agreement with Frederick Weidinger

11.1*	Computation of net loss per share

31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Exhibit already on file—exhibit to our Form 10-SB registration statement filed September 25, 1998.
(2)	Exhibit already on file—exhibit to our Schedule 14A proxy information filed March 1, 2000.
(3)	Exhibit already on file—exhibit to our Form S-1 registration statement filed February 11, 2000.
(4)	Exhibit already on file—exhibit to our Form 10-KSB for the year ended December 31, 2000.
(5)	Exhibit already on file—exhibit to our Form S-1/A registration statement filed July 3, 2001.
(6)	Exhibit already on file—exhibit to our Form 10-KSB for the year ended December 31, 2001
(7)	Exhibit already on file—exhibit to our Form 8-K filed July 5, 2002.
(8)	Exhibit already on file—exhibit to our Form 8-K filed September 9, 2002.
(9)	Exhibit already on file—exhibit to our Form 10KSB for the year ended December 31, 2002.
(10)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended March 31, 2003.
(11)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended September 30, 2003.
(12)	Exhibit already on file—exhibit to our Form 8-K filed March 9, 2004.
(13)	Exhibit already on file—exhibit to our Form 8-K filed January 19, 2005.
(14)	Exhibit already on file—exhibit to our Form 8-K filed March 3, 2005.
(15)	Exhibit already on file—exhibit to our Form 10QSB covering the quarter ended March 31, 2006.
(16)	Exhibit already on file—exhibit to our Form 8-K filed October 26, 2006.
(17)	Exhibit already on file—exhibit to our Form 8-K filed October 31, 2007.
(18)	Exhibit already on file—exhibit to our Form 10-QSB filed November 14, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersign, thereunto duly authorized

BRAINTECH, INC.

By:	/s/ Frederick Weidinger
Frederick Weidinger
Chief Executive Officer and Director (Principal Executive Officer)
Date: March 18, 2008

By:	/s/ Edward A. White
Edward A. White
Senior Vice-President, Administration (Principal Financial and Accounting Officer)
Date: March 18, 2008