Form 10KSB
period 2007-12-31
BRAINTECH INC
filed 2008-03-28
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24911

BRAINTECH, INC.

(Name of small business issuer in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#102 - 930 West 1st Street

North Vancouver, B.C. Canada

V7P 3N4

(Address of principal executive offices) (Zip code)

(604) 988-6440

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes.  ☒    No.  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

The issuer’s revenues for its most recent fiscal year were $3,253,032.

As of March 24, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,984,478, computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, on March 24, 2008 of $0.41.

As of March 24, 2008, there were 45,797,335 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

Braintech, Inc.

Form 10-KSB

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report of Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.

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

Except where specified otherwise, our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Our principal office is in Canada, and as a result, certain of our transactions (including payment of salaries to our employees) are completed in Canadian dollars (“Cdn$”). For purposes of this Annual Report on Form 10-KSB, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.93, being the average exchange rate during the year ended December 31, 2007.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

We were incorporated in Nevada on March 4, 1987, and since January 3, 1994 our corporate name has been Braintech, Inc. Our principal executive offices are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet address is www.braintech.com.

We have four wholly-owned subsidiaries: Braintech Canada, Inc., a British Columbia corporation, Braintech Government & Defense, Inc., a Delaware corporation, Braintech Consumer & Service, Inc., a Delaware corporation, and Braintech Industrial, Inc., a Delaware corporation. Braintech Canada, Inc. carries out our research and development activities, and employs a majority of our technical personnel. All management functions will be employed by Braintech, Inc. and will be located in Washington, D.C. by the second quarter 2008. In 2008, we incorporated the three other operating subsidiaries in order to get closer to the customer and to develop new business in the industrial, government, and consumer markets.

When used in this Annual Report on Form 10-KSB, except as specifically noted otherwise, the term “Braintech” refers to Braintech, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Braintech, Inc. and its wholly-owned subsidiaries.

Business of Issuer

Our business consists of the development, supply and support of machine vision and vision guidance technologies, products and services for all types of machines and material handling in the industrial, government, and consumer markets. The field of machine vision and vision guided robotics requires our vision systems to incorporate advanced robotic engineering and programming know-how for optimal integration with manufacturing automation systems.

Principal Products and Services

Our technologies, products and services are suitable for both product inspection and location analysis applications, and the projects we have completed with ABB have involved both applications. The vision guided robotic systems we have sold to date are used mainly in the manufacture and assembly of automotive parts, but we believe our technologies are capable of developing systems that can be applied in a large number of industrial, government, and consumer sectors.

We develop machine vision and vision guided robotic systems based on our customers’ particular needs. Solutions that we have delivered range from single and multi-camera 2D systems to single and multi-camera 3D systems.

eVisionFactory

eVisionFactory (eVF) is our proprietary software platform which is intended to provide a comprehensive software environment for the design, development, operation, and support of vision guided robotic systems.

Our customers, primarily industrial system integrators, use eVF to develop custom vision guided robotic systems all based on a common software platform. We have developed comprehensive training procedures that allow other users, such as integrators and channel partners, to develop customized vision guided robotic systems. We include a version of eVF in all of the vision guidance systems that we deliver.

The eVF software environment is designed to facilitate the expeditious and economical development of custom vision guided robotic systems. eVF stores and manipulates libraries of routines to perform the various functions that can be included within a vision guided robotic system. eVF includes standardized interfaces to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. eVF permits the operator to “drag and drop” individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized eVF interface. eVF thus eliminates the need to write specialized computer code to link individual routines making it substantially easier for engineers and technicians to develop and deploy VGR solutions.

eVF is installed on a user’s computer system as part of a completed vision guided robotic system. After installation, the system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVF will permit users to make minor modifications directly. We plan to supply major modifications or upgrades at an extra charge.

eVF also includes maintenance and support features which monitor the performance of a vision guidance system to detect errors, and to notify the operator when an error has been detected.

The majority of software algorithms within eVF, which are aimed at location various objects and subsequently guiding robots to perform various operations, have been developed by and are proprietary to us. eVF also uses a number of basic, commoditized image processing and feature finding routines which are sourced from and are proprietary to a number of vision library vendors or are available as open source libraries in the public domain.

Since we commenced its development in 2000, we have added functionality to eVF by developing components as follows:

Single Camera 3D (SC3D) (Patent Protected): SC3D is one of our principal vision guidance technologies. We developed our SC3D technology in response to a major automaker’s request for a robust 3D robot guidance system for automotive part handling applications. Typically, a CCD camera is integrated into the robot gripper. The robot moves to position the camera near the part to be handled by the robot. A single image of the part is captured and the SC3D technology performs its analysis and determines the position of the part in 3D space, for example, its position on the on x, y, z axis and its orientation (roll, pitch, and yaw angles). These values are transmitted to the robot controller and this information is used to adjust the position of its gripper to match the 3D coordinates of the part and proceeds to intercept, grasp and manipulate the part as required by the particular task at hand. The complete process takes less than one second. In extreme cases, where the part is heavily tilted to one side, the vision guidance system can perform two measurements (coarse and then fine) to achieve higher accuracy and reliability. The vision guidance system makes this decision automatically. The SC3D technology can also be used with a stationary camera configuration. The SC3D vision system can keep track of multiple part models and multiple part features so that the user can re-configure the vision system for use with different parts. Applications for SC3D include robot-handling applications involving precisely manufactured parts such as engine heads and manifolds. The system provides the necessary accuracy for robots transferring parts to conveyors or placing parts precisely in a fixture. The system is not suitable for flexible parts where dimensions vary significantly such as plastic blow-molded products.

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

IDM 2.5D (Inferential Depth Measurement) (Patent Pending) : IDM 2.5D is targeted for processes that do not require or allow for complete 3D part location variance, but that are more complex than basic 2D tasks. IDM 2.5D exploits visual cues such as size and shape variations among parts to compute not only the planar x, y and rotation of a given part but also its height, or z coordinate, relative to the robot’s coordinate system.

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

SL3D (Structured Light 3D) (Patent Pending): SL3D uses Structured Light (i.e. laser) patterns to calculate the position and orientation of smooth, sparsely featured objects (e.g., automotive body components and panels). A structured light pattern is projected onto the surface of an object and the reflection of this pattern is captured and analyzed to determine surface topology, object position and orientation.

RBP (Random Bin Picking (Patent Pending)). RBP is an advanced eVF Vision Guided Robotic technology solution for unstructured random bin picking. To the best of our knowledge, we are the first company to develop unstructured random bin picking. RBP uses advanced geometric pattern matching for robust part candidate recognition, fast range data analysis for efficient and accurate location of parts in 3D, dynamic candidate scoring for finding the best part candidate to grasp, and dynamic interference detection to prevent collisions and provide optimal grasping. In a press release dated February 18, 2008, we announced the commercial availability of RBP and we expect that the first commercial installations will take place in third quarter of 2008.

Industry Background

The growth of the machine vision industry is dictated, on the one hand, by the technical difficulty of achieving accurate “computerized vision”, and on the other hand, by the vast theoretical scope of the potential applications. The principal technical difficulties include the problems of compensating for background noise that masks or distorts objects, separating objects from their placements, determining how much “similarity” must exist before two visual patterns are considered to represent the same object and comparing physical objects which are only approximately “similar” in the first place.

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

Our research indicates that there are approximately ten times as many random bin picking opportunities for any type of material movement application than current automation practices allow. It is our intension to target these opportunities in not only our present industrial space but also the government/military space and the consumer/services space.

Competitive Position -Vision Guided Robotic Systems

Machine vision and vision guided robotics is an emerging industry and as such, no statistics are available to determine the size or composition of the overall market. As a result, the composition of our competitors varies. Our primary competitors consist of a fragment of vision providers, which generally consist of industrial vision guided robotics, such as Fanuc Robotics, ISRA, Kuka, and Motoman, as well as vision providers, such as MVTec, ISRA, Radix Controls and Shafi, as well as integrators using Cognex cameras and software to create vision guided robotics solutions.

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

•

our Intellectual Property Protection Strategy, including a growing list of patents and patents pending as well as a host of techniques and methodologies we maintain as trade secrets will provide us with a sustainable competitive advantage.

We, however, do not have an established track record of sales or profits to provide any reliable indication of our ability to attract significant market share or to operate profitably.

Research and Development

During our fiscal year 2007, we incurred research and development expense of $761,272, and during the year ended December 31, 2006, we incurred research and development expense of $632,570. Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development. We anticipate that in 2008, our own employees will do substantially all of our research and development work.

Customers

Currently, we have 170 product installations in 39 unique locations with 21 different end-users. Additionally, we have sold approximately 15 development licenses to date. We have received direct orders from 4 customers. In 2007, we relied upon ABB, Inc. for approximately 99% of our revenues.

Effective February 1, 2004, we entered into an Exclusive Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products to develop and market vision guided robotic systems to ABB’s North American automotive customers. Early successes as a result of the Channel Partner Agreement convinced ABB to create a marketing strategy centered on a brand called TrueView™. TrueView™ Vision Guided Robotics, or VGR, systems fully integrate SC3D vision guidance technology and the eVF software platform.

As a result of achieving market acceptance for TrueView™ through 2004, ABB and our Company initiated a significant sales program that started in January 2005. In January 2005, our agreement with ABB was amended to allow ABB to market TrueView™, exclusively powered by our technology, to the countries of the European Economic Union and sub-license TrueView™ to their business partners on a worldwide basis.

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement is to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB has agreed to guarantee a minimum purchase of our eVF runtime licenses totaling US$10,500,000 for the period ending December 31, 2008. The minimum guarantees are allocated on an annual basis as follows: 2006—$1,500,000; 2007—$3,500,000; 2008—$5,500,000. In addition to the purchase commitments, ABB has agreed to provide US$300,000 for research and development of a vision guided robotic bin picking technology. In exchange for ABB entering into this agreement, we have granted ABB an exclusive global channel partner license for the use of our software products in the automotive market and in specified general industry markets. As at March 24, 2008 ABB has fulfilled all of its commitments regarding the Exclusive Global Channel Partner Agreement.

In addition to supplying vision guided robotic systems to ABB, we have provided them with eVF upgrades for previously installed systems, we have held training seminars for their technical staff and we have provided engineering services to assist them in design of vision guided robotic systems. We expect this type of revenue to continue especially in light of our Exclusive Global Channel Partner Agreement with ABB.

Intellectual Property

During our development process, we generate intellectual property (IP) that we consider to be novel or at least innovative and some times strategic to our competitiveness. We have developed an Intellectual Property Protection Strategy that includes protecting our trade secrets, seeking patent protection and publishing.

The software and technical data over which we assert intellectual property rights include principally the following:

•	software we have written in developing our single camera 3D robot guidance system;

•	software we have written and incorporated in eVisionFactory, including the software by which eVisionFactory links the various subroutines within its libraries;

•

software we have written in developing the components of eVisionFactory including AutoCal-3D, AutoTrain-3D, AccuTest, Xi2D (Single/Multi-Camera 2D), DD3D (Direct Depth 3D), IDM 2.5D (Inferential Depth Measurement), SR3D (Surround Vision 3D), SCTrac (Single Camera Tracking), and SL3D (Structured Light 3D), RBP (Random Bin Picking);

•	software routines we have written from time to time in developing machine vision systems; and

•	software routines we have written from time to time in developing vision guided robotic systems;

•	Software we have written and incorporated in VOLTS-IQ, our intelligent vision platform for the consumer and service robotics market;

•	Hardware designs we’ve developed and software we have written and incorporated into compact imaging devises for various consumer and potentially military applications.

We have registered the trademarks “Braintech” “eVF” and “eVisionFactory” with the U.S. Patent and Trademark office. We have also applied for registration of the trademark “SC3D” “Volts-IQ” “Volts-IQ SDK” and “BlueVision” with the U.S. Patent and Trademark Office. In the Canadian Trademarks Office we have registered the trademarks “SC3D”, “eVF”, and “eVisionFactory”.

We have filed an application regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics in the Canadian Patent Office, U.S. Patent and Trademark Office, Japanese Patent Office and pursuant to the Patent Cooperation Treaty. The Patent Cooperation Treaty provides a procedure enabling applicants to obtain patents in many countries.

On November 9, 2004, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics. On June 23, 2005 we filed an Amendment and Supplemental Information Disclosure Statement with the US Patent and Trademark Office regarding the Method And Apparatus For Single Image 3D Vision Guided Robotics.

On July 14, 2004, we filed an application in the United States Patent Office regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics. On July 14, 2005 we filed a Continuation in Part entitled Method And Apparatus For Machine-Vision which referenced the application regarding the Method And Apparatus For Multi Camera Surround 3D Vision Guided Robotics as the Parent Application. In 2006, we filed an International Application according to the Patent Cooperation Treaty. On October 16, 2006 we filed an application in the European Patent Office. On January 30, 2007 we filed an application in the Canadian Patent Office. On February 20, 2007 we filed an application in the Japanese Patent Office.

We have 7 applications pending with the U.S. Patent and Trademark Office

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

New beginnings and direction: the Transition

Since his recent appointment as our Chief Executive Officer in November 2007, Mr. Weidinger has developed and implemented a new business plan that redefines the Company’s markets, that best utilizes its technology and that which creates the optimal operating leverage. His management has refocused the Company’s efforts from a pure research and development company with four customers and one niche market to a company driven by marketing and sales and business development in several vertical markets with a focus basically on the commercialization of our technology among a broad spectrum of machine vision customers. Our new mission is to “touch the customer” by establishing relationships with new and existing customers in order to better understand their problems and therefore solve them most efficiently. To that end, the Company is developing new business in the industrial, government, and the consumer markets. There is no certainty that these new companies will generate new business and revenue. Additionally, we have designed, created and launched a new web site based upon interactive content. The goal of the new web site is to increase our brand awareness and awareness of our technology. Our web site is www.braintech.com.

Employees

As of March 24, 2008, we have 23 employees. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

Item 1A.	RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report on Form 10-KSB in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

We may require additional funds to achieve our current business strategy. Our inability to obtain such financing will inhibit our ability to expand or even maintain our business operations.

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing will inhibit our ability to implement our business strategy, and as a result, could require us to diminish or suspend our business strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or cease our operations, which could put your investment dollars at significant risk.

We have a history of losses and have a significant deficit, which raises substantial doubt about our ability to continue as a going concern.

We have generated only $7,882,781 in revenues since the inception our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to December 31, 2007 was $30,787,213. We had cash in the amount of $921,367 as of December 31, 2007. We estimate our average monthly operating expenses to be approximately $300,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 29, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our Company.

A majority of our assets, one of our directors and two of our officers are located outside the United States, which may make it difficult for investors to enforce any judgments obtained against us or any of our directors or officers in the United States

A majority of our assets are located outside the United States. We will not have a permanent place of business within the United States until April 2008. In addition, one of our directors and two of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against the Company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 45,797,335 are issued and outstanding as of March 24, 2008. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our Company in the future.

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

Currently, we rely on a single channel partner to distribute and generate sales of our products. If our channel partner is unsuccessful in distributing and generating sales of our products, or if the relationship with our channel partner is terminated and we are unable to find a suitable replacement, our business may fail and investors may lose their entire investment.

Currently, we rely chiefly on ABB Inc. to purchase our products and distribute them to end users. If ABB is unsuccessful in generating sales of our products, or if the relationship with ABB is terminated and we are unsuccessful in establishing a relationship with an alternative channel partner who offers to purchase and distribute our products for similar prices, or if we fail to introduce our products into other markets with other customers, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

We have revised our business strategy to include new employees, new markets, new technologies, and new products. If we are unsuccessful in penetrating new markets, developing new technologies and products, our business may fail and investors may lose their entire investment.

We have no operating history in these new markets and our new technologies and products are in the development stage. As a result, it is difficult for us to accurately forecast our future operating performance and the performance of our new technologies and products and the revenues it will generate. Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies embarking into new markets with new technologies and products. Many of these factors are beyond our control, including unanticipated operational, research and business development expenses, employment costs, administrative expenses and technology costs. We cannot assure our investors that our revised business strategy will materialize or prove successful. Furthermore, we may need to raise additional funds through public or private debt or sale of equity to execute our revised business strategy. There can be no assurance that any additional financing will be available to us or that adequate funds will be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from succeeding with our new business strategy which would result in the loss of your investment.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 45,797,335 shares of common stock issued and outstanding as of March 24, 2008. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of March 24, 2008, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

Rapid technological changes in the machine vision and vision guided robotics industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues, causing us to go out of business and investors to lose their entire investment.

The machine vision and vision guided robotics industry is characterized by rapidly changing technology and evolving industry standards. We believe that our success will depend in part on our ability to develop our products or enhance our current products and to introduce improved products promptly into the market. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies by competitors. If we are unable to continue to develop and introduce new products to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, could be adversely affected. If we go out of business, investors will lose their entire investment.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Braintech Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our Company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

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

Our office premises are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada and consist of approximately 11,300 square feet. The lease expires on August 31, 2008. The annual rent is approximately $226,400 per year, inclusive of operating costs. Our premises at Unit 102-930 West 1st Street are suitable and adequate for our current and future anticipated research and development and production operations. Additional facilities at other locations will be occupied as dictated by our needs and growth.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are currently trading through the OTC Bulletin Board under the symbol “BRHI”.

The following table shows the high and low bid information for our common shares for the quarterly periods indicated.

Quarter	High	Low	Close
2007
Fourth quarter	$0.51	$0.26	$0.28
Third quarter	0.70	0.41	0.475
Second quarter	0.82	0.283	0.54
First quarter	0.44	0.25	0.30

2006
Fourth quarter	$0.40	$0.17	$0.28
Third quarter	0.36	0.21	0.29
Second quarter	0.51	0.30	0.32
First quarter	0.49	0.35	0.36

The market data information was obtained from the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 24, 2008 we have 45,797,335 shares of common stock issued and outstanding held by approximately 550 stockholders of record. Information regarding the holdings of our directors, executive officers and certain other beneficial owners can be found beginning on page 27.

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

Recent Sales of Unregistered Securities

On November 8, 2007 we issued 30,000 shares of our common stock at a deemed price of $0.45 per share as compensation for the provision of investor relations services. On October 22, 2007 we issued 150,000 share purchase warrants at an exercise price of $0.50 per share for a period of two years as additional consideration for the investor relations services. The shares and warrants were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the recipient is an accredited investor as such term is defined in Regulation D.

On December 18, 2007 we issued 750,000 shares of our common stock to a marketing consultant at a price of $0.01 per common share. We will hold these common shares in escrow pending the achievement of a defined performance milestone. If the marketing consultant fails to achieve the performance milestone, we will repurchase the common share from the marketing consultant for the purchase price of $0.01 per share. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the recipient is an accredited investor as such term is defined in Regulation D.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption “Risk Factors” beginning on page 7 of this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See “Special Note Regarding Forward-Looking Statements” for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under “Risk Factors” and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We generate the majority of our revenues from the sale of robotic vision software that we have developed and that we believe constitutes intellectual property belonging to us. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from inception of our current operations in 1994 to December 31, 2007, in the amount of $7,882,781.

We have incurred aggregate net losses of $30,787,213 during the period from our inception of our current operations in 1994 to December 31, 2007. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

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

Stock based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the company’s financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and our prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the risk free interest rate. The expected stock price volatility assumption was determined using historical volatility of our common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and is amortized on a straight line basis.

We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock based compensation. Also any unvested options, where compensation expense was amortized over the vesting period, and was previously disclosed in the notes to financial statements as pro-forma, shall now be expensed over the same amortization period.

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2007, we realized a foreign exchange loss of $22,683. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this Annual Report on Form 10-KSB, we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future we cannot assure that we will be successful.

In the years ended December 31, 2007 and December 31, 2006, inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

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

Year ended December 31, 2007 compared with year ended December 31, 2006

The average exchange rate used to translate the Canadian dollar into the United States dollar for the year ended December 31, 2007 was 1.07440. For the year ended December 31, 2006, the exchange rate was 1.13461. The change in our operating expenses illustrates the effect of fluctuating foreign exchange rates have on our reported results. We reported an increase in operating expenses of $3,418,966 from $2,732,344 for the year ended December 31, 2006 to $6,151,310 for the year ended December 31, 2007. Stock based compensation accounted for $3,390,600 of the balance for the year ended December 31, 2007 and $236,623 of the balance for the year ended December 31, 2006. When adjusted for the change in the foreign exchange rate (that is, by excluding the effect of the change in exchange rates from the comparative period’s levels) and elimination of the stock based compensation portion of the expense, the actual change in operating expense activity was an increase of approximately $118,500. The foreign exchange adjustment accounted for an increase of approximately $146,500 in reported operating expenses. We have isolated the effect the fluctuating foreign exchange rates had on our reported results in the discussion below.

Revenue from operations for the year ended December 31, 2007 was $3,253,032, and for December 31, 2006 it was $1,756,032. The amount of our revenues is calculated in accordance with the software revenue recognition rules outlined in the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2 as discussed in the significant accounting policies note to our consolidated financial statements.

During the year ended December 31, 2007 we billed $3,444,977 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $526,343 for future revenue recognition in accordance with SOP 97-2. We also recorded $150,000 for research and development services related to the bin picking project, $81,194 for engineering and other services, and $103,204 of previously deferred revenue.

Cost of sales for the year ended December 31, 2007 was $255,722 or approximately 7.9% of gross revenue.

During the year ended December 31, 2006 we billed $1,583,473 for software licenses delivered for installation in automobile manufacturing plants. Of this amount, we deferred $254,946 for future revenue recognition in accordance with SOP 97-2. We also recorded $150,000 for research and development services related to the bin picking project, $126,410 for engineering and other services, and $151,095 of previously deferred revenue.

Cost of sales for the year ended December 31, 2006 was $101,806 or approximately 5.8% of gross revenue.

We reported that research and development expenses increased $128,702 from $632,570 for the year ended December 31, 2006 to $761,272 for the year December 31, 2007. Stock option expense allocated to research and development increased $192,268 from $43,043 for the year ended December 31, 2006 to $235,311 for the year ended December 31, 2007. A Precarn funding grant of $170,297 was received during the year ended December 31, 2007 compared to a grant of $48,367 received during the year ended December 31, 2006. These grants are recorded as an offset to the expenses incurred. After eliminating the stock option expense increase and the funding grant increase, the foreign exchange differential accounted for an increase of approximately $36,900, resulting in actual research and development activity increased by approximately $21,400 on a non-GAAP basis.

We reported that selling, general, and administrative expenses increased $3,290,264 from $2,099,774 for the year ended December 31, 2006 to $5,390,038 for the year ended December 31, 2007. Stock option expense allocated to selling, general, and administrative expenses increased $2,531,709 from $193,580 for the year ended December 31, 2006 to $2,725,289 for the year ended December 31, 2007. In addition, we incurred a stock based compensation expense of $430,000 during the year ended December 31, 2007. After eliminating the stock option expense and stock based compensation increases, the foreign exchange differential accounted for an increase of approximately $118,600, resulting in selling, general, and administrative expenses activity increased by approximately $210,000 on a Non-GAAP basis. Several factors contributed to this increase and in discussing these factors, the foreign exchange element has been indicated. The principal factors were as follows:

•

Reported general and administrative salaries increased $74,499 from $1,000,735 to $1,075,234. The foreign exchange differential accounted for an increase of approximately $57,100, resulting in an actual increase in activity of approximately $17,400. The actual increase resulted from an increase in our staff by one employee. It is expected that the actual cost of general and administrative salaries will increase in 2008 because of anticipated increases in the number of employees.

•

Reported amortization expenses increased approximately $1,800 from $21,800 to $23,600. The foreign exchange differential accounted for an increase of approximately $1,300, resulting in an actual increase of approximately $500.

•

Reported legal expenses increased approximately $8,600 from $173,400 to $182,000. The foreign exchange differential accounted for an increase of approximately $9,700, resulting in an actual decrease in activity of approximately $1,100.

•

Reported audit and accounting expenses increased approximately $20,100 from $39,400 to $59,500. The foreign exchange differential accounted for an increase of approximately $3,200, resulting in an actual increase in activity of approximately $16,900.

•

Reported travel and marketing expenditures increased approximately $104,800 from $270,900 to $375,700. The foreign exchange differential accounted for approximately $19,900 of the increase, resulting in an increase in activity of approximately $84,900. The individual components of the actual increase are as follows: investor relations decreased $103,300 from $216,500 to $113,200, travel increased $58,300 from $30,700 to $89,000, trade shows increased $114,700 from nil to $114,700, and marketing materials decreased $1,100 from $1,100 to nil.

•

Reported rent and premises cost increased approximately $43,700 from $234,600 to $278,300. The foreign exchange differential accounted for an increase of approximately $14,800, resulting in an actual increase in activity of approximately $28,900.

Liquidity and Capital Resources

Working Capital and Operations

As of December 31, 2007, we had $921,367 in cash and cash equivalents and a working capital deficiency of $1,279,903. As of December 31, 2006, we had $16,950 in cash and cash equivalents and a working capital deficiency of $109,027.

As of December 31, 2007, our trade accounts receivable balance was $1,229,413. Subsequent to December 31, all of this balance was received in full. Our cash position as at March 24, 2008 is approximately $975,000.

We estimate that, at our current level of operation, our cash expenses are approximately $300,000 per month. We base this estimate on the following data:

•

As at March 24, 2008, we had 23 employees and our salary costs are approximately $200,000 per month. For the year ended December 31, 2007, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $100,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next six months.

•	We do not expect to incur significant capital expenditures during 2008 unless they result from an increase in our level of operation.

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of $5,500,000 for the year ended December 31, 2008. At our current level of operations, the 2008 minimum purchase guarantee would result in positive cash flow for the year ended December 31, 2008. However, it is management’s intention to expand our business by developing products and services suitable for the consumer robotics market and the government and military markets. The full cost of expanding into these markets has not been determined but it is expected that some form of equity financing will be required.

We expect that interest payments on our bank loan will total approximately $80,000 during the year ending December 31, 2008 and that the bank loan principal payments will be $2,052,837.

Financing Activities

Because our business has not been profitable we have been required to finance the development of our products, to pay the costs of marketing those products, and to cover operating losses by way of equity financing. During 2006 and 2007 we obtained financing as follows:

Convertible Debentures:

Between September 5, 2003 and May 21, 2004, we issued convertible debentures in the amount of $2,250,000. The debentures matured on August 25, 2006 and bore interest at 8% per annum. The principal amount and accrued interest were convertible until maturity into units at a price of $0.25 per unit. Each unit comprised one common share and one-half share purchase warrant. Each whole warrant has a five-year term and is exercisable at any time into one common share at a price of $0.25 per share.

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants was assigned and recognized as an expense. Prior to maturity, $262,500 of principal and $17,328 of accrued interest was converted into 1,119,312 common shares and 559,656 share purchase warrants. Accordingly, we expensed $90,513 as the fair value of the warrants issued.

Effective September 26, 2006, we entered into a Debenture Settlement Agreement with certain debenture holders. The Agreement provided for an extension of time to repay the remaining debentures in exchange for the pro-rata issuance of 2,100,000 share purchase warrants among the remaining debenture holders. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of five years.

On October 23, 2006, we completed a series of transaction repaying the secured convertible debentures representing $1,987,500 of principal and $465,785 accrued interest.

Because the conversion price was less than the closing trading prices of our shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeded the face value of the debentures and was therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures were accreted back to their face value over the term to maturity with a corresponding charge to interest expense. The convertible debentures were recorded as follows:

Face value of convertible debentures issued (cash received)		$2,250,000
Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
Accretion of convertible debentures		2,249,995
Accrued interest payable		483,113
Conversion of debentures		(279,828)
Repayment of debentures		(2,453,285)
Convertible debentures at December 31, 2006	$	Nil

Bank Loan and Loan Guarantee

On October 23, 2006 we completed a transaction redeeming all of our outstanding secured convertible debentures. To facilitate the transaction, we arranged a bank loan of $2,473,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the floating 30 day Libor rate plus 1.50% until June 30, 2007. Monthly principal payments plus interest at the floating 30 day Libor rate plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. We anticipate that, unless we expand our business significantly, the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement will provide sufficient cash flow to service these interest and principal payments.

The Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation we agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two shares of our common stock, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. A general security agreement covering all of our real, personal and intangible property has been pledged as security to the LC Providers.

A total of $2,450,000 letters of credit have been obtained to secure the bank loan and accordingly we have issued 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50. As further compensation, the exercise price of 332,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.

Of the letters of credit, $2,150,000 was received October 23, 2006 and, accordingly, 4,300,000 common shares were issued, 6,450,000 warrants were exercisable at $0.30 and 3,225,000 warrants were exercisable at $0.50. On October 23, 2006 $1,376,000 was recorded as an expense on account of the fair value of the common shares issuance and $2,350,617 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on October 23, 2006 ($0.32) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two years.

Of the letters of credit, $300,000 was received February 5, 2007 and, accordingly, 600,000 common shares were issued, 900,000 warrants were exercisable at $0.30 and 450,000 warrants were exercisable at $0.50. On February 5, 2007, $180,000 was recorded as an expense on account of the fair value of the common shares issuance and $302,835 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on February 5, 2007 ($0.30) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two years.

The agreement governing the LC Providers and the Loan Guarantee terms required that we file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. Upon review, we determined that the penalty provision clauses applied and we agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. On August 8, 2007, we issued 1,625,000 common shares at a deemed price of $0.48 per share.

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral. As compensation for pledging the cash collateral, on March 22, 2007 we issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 for a period of three years. On March 22, 2007 we recorded as an expense, $36,000 on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two years. As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor were reduced from $0.60 to $0.30 per share and the term of those warrants has been extended by 36 months to expire January 18, 2011.

Private Placements

In October 2005, we approved a private placement of our common stock for an aggregate of up to 6,000,000 units at a price of $0.50 per unit for total proceeds of $3,000,000. Each unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for two years at US$0.60 per share. On January 23, 2006 we issued 1,008,548 units on account of this private placement. We are no longer accepting subscriptions to this private placement.

In May 2006, we approved a private placement of our common stock for an aggregate value of up to $3,000,000. The financing term sheet executed to implement the private placement offered 10,000,000 units at $0.30 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three years at US$0.50 per share. On August 30, 2006 we issued 1,549,332 units on account of this private placement representing $464,800. We are no longer accepting subscriptions to this private placement.

In November 2006, we approved a private placement of our common stock for an aggregate value of up to $1,200,000. The financing term sheet executed to implement the private placement offered 6,000,000 units at $0.20 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three years at US$0.25 per share. On January 16, 2007 we issued 1,895,000 units on account of this private placement representing $379,000. We also paid $1,500 and issued 30,000 units as a finder’s fee on account of this private placement. On February 21, 2007 we issued 275,000 units on account of this private placement representing $55,000. We are no longer accepting subscriptions to this private placement.

In March 2007, we approved a private placement of our common stock for an aggregate value of up to $756,000. The financing term sheet executed to implement the private placement offered 2,700,000 units at $0.28 per unit. Each Unit comprises one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share for three years at US$0.30 per share. On June 18, 2007 we issued 1,304,286 units on account of this private placement representing gross proceeds of $365,200. A finder’s fee of $2,520 was paid in conjunction with this private placement. We are no longer accepting subscriptions to this private placement.

Employee Stock Options

The exercise of 137,000 stock options generated $48,400 from January 1, 2006 to March 24, 2008.

Bonus Stock Grant

In accordance with the terms of his Employment Agreement as described below in Item 10, Executive Compensation, on October 22, 2007, Mr. Weidinger purchased 8,000,000 shares of common stock for the purchase price of $0.01 per share generating $80,000.

In accordance with the terms of an Independent Contractor Agreement with one of our independent contractors dated November 12, 2007, we issued 750,000 shares of common stock for the purchase price of $0.01 per share generating $7,500.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the period ended December 31, 2007, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

Off-Balance Sheet Arrangements

Not Applicable.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this item are included in Part III, ITEM 13 of this Annual Report on Form 10-KSB and are presented beginning on page F-1. Each of the following items is contained in our consolidated financial statements.

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2007 and 2006;

•	Consolidated Statements of Operations for each of the years in the two year period ended December 31, 2007;

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the two year period ended December 31, 2007;

•	Consolidated Statements of Cash Flows for each of the years in the two year period ended December 31, 2007; and

•	Notes to Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8(A)(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Annual Report on Form 10-KSB, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Company’s principal executive officer and our Company’s principal financial and accounting officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of our principal executive officer and principal financial and accounting officer) conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

There have been no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees

The following table sets forth certain information, as of March 24, 2008, with respect to our directors, executive officers and key employees.

Name	Age	Position
Frederick (Rick) Weidinger	49	Chief Executive Officer and Chairman
Owen L.J. Jones	56	Director
James L. Speros	48	Director
Clifford G. Butler	54	Director
Russell S. Lewis*	53	Director
Tien Wong*	45	Director
Babak Habibi	37	Chief Technology Officer
Jim Dara	38	Senior Vice President, General Manager of Braintech Industrial, Inc.
Pete Manias	34	Senior Vice President, Business Development and Marketing
Edward A. White	64	Senior Vice President, Administration

*	Denotes member of the audit committee.

Frederick (Rick) Weidinger was appointed as our Chief Executive Officer and as a director on October 22, 2007. Mr. Weidinger has served over the past 15 years as Chairman, Chief Executive Officer and President of Pontio Communications, , Vice president Corporate Development for MFS Communications Company, and Chief Financial Officer of Institutional Communications Company (ICC). Mr. Weidinger holds both Juris Doctor and MBA degrees from Creighton University and a Bachelor of Science degree from the University of Nebraska. He presently sits on the Board of Directors of numerous private companies.

Owen L.J. Jones has been a Director since December 1993 and was our Chief Executive Officer from December 1993 until October 22, 2007. Mr. Jones now provides consulting services pursuant to an employment agreement dated October 22, 2007. Previous to founding Braintech, Mr. Jones since 1981, held senior technical and marketing management positions with several high tech companies, regionally in British Columbia, nationally in Canada and the US. Mr. Jones majored in Canadian economic history with a minor in computer science from the University of British Columbia.

James L. Speros was appointed a director of our Company on September 15, 1998. He is currently President and Chief Executive Officer of National Capital Golf Ventures, LLC, a privately held golf course and real estate development company located in the Washington D.C. Metropolitan area. Mr. Speros is currently Chairman of Chalk Inc., a wholly owned subsidiary of Chalk Media Corp., a public company trading on the TSX Venture Exchange. From July 2005 to June 2006, Mr. Speros served as Chief Executive Officer of Chalk Inc.

Clifford G. Butler was appointed as a director on May 10, 2006. Mr. Butler is currently President and Chief Executive Officer of the BAS Group, Inc., a privately held automotive service center, Managing Member of 14720 Southlawn, LLC, a private company that owns and manages commercial investments and commercial real estate, Managing Member of 2916 Palm Blvd., LLC, a private company that owns and operates resort investment real estate, and President and Chief Operating Officer of Aviation Facilities Corporation, Inc., an aviation real estate venture that owns and operates the leasehold for 60 individual aircraft T-Hangers for the indoor storage of aircraft. Throughout the 80’s and early 90’s, Mr. Butler was a lessee member of Congressional Air, Ltd., an aircraft charter operation, and he played a vital role in its success. Mr. Butler has over 33 consecutive years of Entrepreneurial experience in the private sector.

Russell S. Lewis is the Senior Vice President of Strategic Development at VeriSign Inc. (NASDAQ/VRSN), a leading provider of infrastructure services for Internet and Telecommunications networks. Prior to assuming this role at VeriSign, he held senior positions in Corporate Development and as the General Manager of VeriSign’s Naming and Directory Services Group, known for running a major portion of the Internet’s critical addressing infrastructure that manages the authoritative directories of all .com and .net domain names. Mr. Lewis is a Director of Delta Petroleum (NASDAQ/DPTR) and has served on numerous private boards. Mr. Lewis is a graduate of Deerfield Academy and holds an undergraduate degree in Economics from Haverford College, class of 1977, and a Master of Business Administration degree from Harvard Business School, class of 1981.

S. Tien Wong is presently Chairman and Chief Executive Officer of Opus8, Inc., a Chevy Chase, Md. based private investment firm specializing in middle market buyouts, private equity and venture capital investment. Prior to co-founding CyberRep, Inc, a private CRM outsourcing company, he worked for 10 years in commercial real estate finance and investments.

Babak Habibi has served as our Chief Technology Officer of Braintech since October 23, 2007 and President of Braintech Canada, a wholly owned subsidiary of Braintech Inc, since June 19, 2001. Mr. Habibi was previously a Director and Chief Operating Officer for Braintech Inc., from June 19, 2001 to October 23, 2007. Mr. Habibi holds both a B.A.Sc and an M.A.Sc. from the University of Waterloo.

Jim Dara has served as our Senior Vice President, General Manager of Braintech Industrial Inc., since January 1, 2004 and is responsible for Braintech’s global sales efforts as well as managing the Company’s affairs as they pertain to Braintech’s exclusive partnership with ABB Robotics. Prior to joining Braintech, Mr. Dara spent several years in sales management with global diversified manufacturer Illinois Tool Works, Inc., a Fortune 200 company. In addition to his twenty years of automotive and manufacturing experience, Mr. Dara holds a Bachelor of Science in Mechanical Engineering from Michigan State University and a Master of Finance from Walsh College.

Pete Manias has served as our Senior Vice President, Business Development and Marketing since the fall of 2007. Prior to joining Braintech, Mr. Manias was Founder, President and Chairman of the Board of Vialuna Group, an international marketing technology company. He is on the Board of Directors for LTS, an international wholesale travel portal focused on destinations in Central and Eastern Europe, and was Founder of Vialuna Technology, an eighteen-person software development shop focused on web applications. Mr. Manias has also held senior positions at several other communication-focused businesses including El Paso Global Networks and AT&T. Mr. Manias holds a Bachelor of Science degree from Texas A&M University in Industrial Distribution (Industrial Engineering and Business). At Texas A&M he also was in the Corps of Cadets (Military Organization) and was selected to an elite group of the Sull Ross Volunteers, the Honor Guard of the Governor of the State of Texas.

Ted White has served as our Senior Vice President, Administration since October 23, 2007 and acted as our Treasurer since November 1, 2000 and Secretary since August 28, 2002. Mr. White was previously our Director and Chief Financial Officer from November 1, 2000 to October 23, 2007. Mr. White has been a member of the British Columbia Institute of Chartered Accountants for 33 years and, for 23 of those years, Mr. White practiced as a self-employed chartered accountant serving clients in both the public and private sectors.

Our directors will hold office until they resign, or until our next shareholders’ meeting.

Family Relationships

There are no family relationships among our directors or officers.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership and reports of changes in ownership concerning their ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors, and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Frederick Weidinger	3 (1)(2)	3	Nil
Owen Jones	1 (2)	2	Nil
Babak Habibi	1 (2)	1	Nil
Edward White	1 (2)	1	Nil
James Speros	4 (2)	5	Nil
Clifford Butler	1 (2)	1	Nil
Russell Lewis	1 (1)	1	Nil
Tien Wong	1 (1)	1	Nil

(1)	The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3, an Initial Statement of Beneficial Ownership.
(2)	The named, officer, director or greater than 10% shareholder, as applicable, filed a late Form 4, a Statement of Changes in Beneficial Ownership.

Code of Ethics

On January 29, 2003 our Board of Directors adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees.

We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to Braintech, Inc. at #102—930 West 1st St., North Vancouver, B.C. Canada or via email to ir@braintech.com. Our code of Business Conduct and Ethics for Directors, Officers and Employees is also available on our website.

Audit Committee

Messrs. Lewis and Wong serve on our Audit Committee. On December 18, 2002, we adopted an Audit Committee Charter. Our Board of Directors determined that Messrs. Lewis and Wong are independent pursuant to the rules of the Nasdaq Stock Market.

Audit Committee Financial Expert

Our board of directors has not determined that Messrs. Lewis and Wong may be considered to be financial experts as that term is defined by Item 407(d)(5)(ii) of Regulation S-B as promulgated by the Securities and Exchange Commission. As these two new members of the Audit Committee have been newly appointed, the board of directors is currently evaluating the qualifications required to meet the requirement of an audit committee financial expert.

Corporate Governance Committee

Mr. Jones serves on our Corporate Governance Committee. Mr. Jones has not been determined independent determined by the Board of Directors pursuant to the rules of the Nasdaq Stock Market, as he was previously employed by the Company and presently has a consulting arrangement with the Company. On January 29, 2003, we adopted our Corporate Governance Guidelines, which serves as the charter for this committee. The Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the requisite skills and characteristics of new Board members as well as the composition of the Board as a whole. This assessment will, include members’ qualification as independent, as well as consideration of diversity, age, skills, and experience in the context of the needs of the Board. Nominees for directorship will be selected by the Corporate Governance Committee in accordance with the policies and principles in its charter and in accordance with the Corporate Governance Guidelines.

The independent directors participate in the consideration of director nominees, and then recommends the nominees to the Board. The general criteria that the independent director and the Board use to select nominees is: qualification as independent, as well as consideration of diversity, age, skills, and experience in the context of the needs of the Board. The Board of Directors will consider candidates recommended by shareholders using the same procedures and criteria it uses in evaluating its own candidates. The Board of Directors believes that the independent director can recommend nominees.

ITEM 10.	EXECUTIVE COMPENSATION

COMPENSATION TABLES

Summary Compensation

The following table contains summary information concerning the total compensation earned during the fiscal years ended December 31, 2007 and 2006 by our Chief Executive Officers and the two other most highly compensated named executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table for the Years Ended December 31, 2007 and 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
		(3)	(4)	(5)	(5)
Frederick Weidinger, Chief Executive Officer and Director (1)	2007	$53,750	Nil	$430,000	$783,408	Nil	Nil	Nil		$1,267,158
	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a
Owen Jones, Chief Executive Officer and Director (2)	2007	139,500	Nil	Nil	287,683	Nil	Nil	13,392	(6)	440,575
	2006	132,000	Nil	Nil	Nil	Nil	Nil	12,672	(6)	144,672
Babak Habibi, Chief Technology Officer	2007	111,600	23,506	Nil	270,793	Nil	Nil	Nil		405,899
	2006	105,600	Nil	Nil	Nil	Nil	Nil	Nil		105,600
Edward A. White, Treasurer, Secretary	2007	111,600	Nil	Nil	380,759	Nil	Nil	Nil		492,359
	2006	105,600	Nil	Nil	62,709	Nil	Nil	Nil		168,309

(1)	Mr. Weidinger was appointed as our Chief Executive Officer and as a Director on October 22, 2007.
(2)	Mr. Jones resigned as our Chief Executive Officer on October 22, 2007, and continues to work for the Company.
(3)	Mr. Jones, Mr. Habibi and Mr. White are paid in Canadian funds and those funds which have been converted into United States funds at the following exchange rates: 2007 - Cdn$1.00 = US$0.93; 2006 - Cdn$1.00 = US$0.88.

(4)	Amount accrued for performance based bonuses.
(5)	These amounts represent the dollar amount of compensation we recognized during the years ended December 31, 2007 and 2006 for awards granted to the named executive officers based on the grant date fair value of the awards calculated in accordance with SFAS 123(R). There were no option grants to the above named executive officers during the year ended December 31, 2006. The fair value of option grants during the year ended December 31, 2007 to the above named executive officers was estimated using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

Year Ended	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility
December 31, 2007	3.96%	2 years	Nil	171%

(6)	Includes payments to Mr. Jones for a car allowance.

Discussion of Summary Compensation Payments

Frederick Weidinger

On October 22, 2007, we entered into an employment agreement with Frederick Weidinger pursuant to which Mr. Weidinger agreed to serve as our Chairman and Chief Executive Officer. The employment agreement will continue indefinitely unless terminated as provided in the agreement. In the event that Mr. Weidinger is terminated without just cause or he resigns for good reason, he will be entitled to a severance payment equal to two times his then current base salary. Mr. Weidinger’s base salary of US$258,000 per year may be increased by our board of directors. The agreement grants Mr. Weidinger stock options to purchase 3,000,000 shares of our common stock at an exercise price of $0.42 per share. 2,000,000 of these options vested immediately, and 1,000,000 will vest upon the achievement of a certain milestone set forth in the agreement. Additionally, Mr. Weidinger purchased 8,000,000 shares of our common stock at a price of $0.01, or $80,000. These shares were delivered and put in escrow on February 28, 2008. Of these shares, 7,000,000 are currently unvested and will vest upon the achievement of certain milestones set forth in the employment agreement. We are holding such shares in escrow pending achievement of the milestones. If Mr. Weidinger fails to achieve a milestone, we will repurchase the shares subject to that milestone from Mr. Weidinger for the agreed purchase price of $0.01 per share.

Owen Jones

On October 22, 2007, we entered into an employment agreement with Owen Jones pursuant to which Mr. Jones agreed to serve as a senior executive of our Company with the title of Founder. The employment agreement will terminate in four years unless Mr. Jones is terminated or resigns earlier. In the event Mr. Jones is terminated other than for just cause or he resigns for good reason, he is entitled to a severance payment equal to the greater of (x) 24 months base salary or (y) the remainder of the contract term. His base salary is CDN $150,000 per year and this salary will decline over the term of the agreement to correspond with his reduced activity requirement. Mr. Jones was also granted 750,000 stock options exercisable at a price of $0.49 until three years after the termination of the employment agreement. Under the agreement, Mr. Jones is also eligible to receive cash bonuses at the discretion of the Chief Executive Officer. Additionally, pursuant to the agreement, all outstanding stock options and share purchase warrants previously granted to Mr. Jones vested, and the exercise period of all such options and warrants was extended to three years after the termination date of the employment agreement. There was no change to the exercise price of these stock options or share purchase warrants.

Edward White

On October 22, 2007, we entered into an employment agreement with Edward White pursuant to which Mr. White agreed to serve as Senior Vice President, Administration for our Company. Mr. White also continues to serve as our Secretary and Treasurer and principal financial and accounting officer. The employment agreement will terminate in two years unless Mr. White is terminated or resigns earlier. In the event Mr. White is terminated other than for just cause or he resigns for good reason he is entitled to a severance payment equal to the greater of (x) 12 months base salary or (y) the remainder of the contract term. Mr. White’s base salary is CDN$120,000 per year. Mr. White was also granted 750,000 stock options exercisable at a price of $0.49 until three years after the termination of the employment agreement. Under the agreement Mr. White is also eligible to receive cash bonuses at the discretion of the Chief Executive Officer and our board of directors. Additionally, pursuant to the agreement, all outstanding stock options previously granted to Mr. White vested, and the exercise period of all such options was extended to three years after the termination date of the employment agreement. There was no change to the exercise price of these stock options.

Babak Habibi

On June 26, 2007 we entered into an employment agreement with Babak Habibi whereby Mr. Habibi would continue as our Chief Technology Officer. The term of the employment agreement is three years unless he is terminated for just cause. In the event Mr. Habibi is terminated for other than just cause he is entitled to a severance payment of 24 month base salary or the remainder of the contract term. His base salary is CDN$120,000 per year. Commencing with the 2007 fiscal year, Mr. Habibi is entitled to a cash performance bonus equal to 2% of our annual revenues from eVF software related sales in excess of $2,500,000 to a maximum of $8,000,000 and thereafter 1% from the next $12,000,000 of annual revenues from eVF software related sales. During fiscal 2007 Mr. Habibi earned $23,506 from this cash performance bonus. Commencing with the 2007 fiscal year, Mr. Habibi is also entitled to receive an annual performance stock bonus of 10,000 shares of our common stock for the first $1,000,000 of non-eVF software annual revenues and thereafter 2,000 shares of our common stock for each $1,000,000 of non-eVF software annual revenues up to a maximum sales amount of $10,000,000. Mr. Habibi was also granted 750,000 stock options exercisable at a price of $0.62 until June 26, 2012. As further consideration, the exercise period of all outstanding stock options previously granted to Mr. Habibi was extended to the expiration date of the employment agreement inclusive of all extensions thereof. There was no change to the exercise price of these stock options.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as at December 31, 2007.

Outstanding Equity Awards as at December 31, 2007

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frederick Weidinger, Chief Executive Officer and Director	2,000,000	1,000,000	Nil	0.42	22/10/12	7,000,000	2,240,000

Owen Jones Chief Executive Officer and Director	200,000 100,000 750,000	Nil Nil Nil	Nil Nil Nil	0.20 0.40 0.49	22/10/12 22/10/12 22/10/12	Nil	Nil	Nil	Nil

Babak Habibi, Chief Technology Officer	150,000 500,000 100,000 375,000 250,000	Nil Nil Nil 375,000 Nil	Nil Nil Nil Nil Nil	0.20 0.60 0.40 0.62 0.45	26/06/12 26/06/12 26/06/12 26/06/12 11/12/12	Nil	Nil	Nil	Nil

Edward A. White, Treasurer, Secretary	150,000 250,000 100,000 750,000 250,000	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	0.20 0.65 0.40 0.49 0.45	22/10/12 22/10/12 22/10/12 22/10/12 11/12/12	Nil	Nil	Nil	Nil

Compensation of Directors

All compensation paid to our directors is limited to our non-employee directors. We use a combination of cash and stock-based incentive compensation to attract and retain qualified individuals to serve on the Board. Directors who are employees of our Company do not receive additional compensation for serving as directors. Each director who is not an employee of our Company receives an annual fee of $10,000, a fee of $750 for each Board meeting attended in person, $500 for each committee meeting attended in person, and $250 for each Board or committee meeting attended by telephone conference call. All of our directors are reimbursed for out-of-pocket expenses occurred in attending meetings of the Board or committees thereof, and for any other expenses incurred in their capacity as directors of our Company. Under our incentive stock option plan each non-employee director is eligible to receive options to purchase shares of our common stock. Each award is determined on an individual basis by our Chief Executive Officer in consultation with the Board.

To date we have accrued most of these director fees for future payment. As at December 31, 2007, we have accrued a total of $93,508 for future payment.

The following table sets forth a summary of compensation for the year ended December 31, 2007 that we paid or accrued to each director. We do not sponsor a pension benefits plan, a nonqualified deferred compensation plan or a non-equity incentive plan for our directors; therefore, these columns have been omitted from the following table. Except for reimbursement of travel expense to attend board and committee meetings, no other or additional compensation for services were paid to any of the directors.

Director Compensation Table

for the Year Ended December 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
		(1)	(1)
James Speros	13,750	90,000	207,390	Nil	311,140
Clifford Butler	13,750	Nil	96,782	Nil	110,532
Russell Lewis (2)	2,054	Nil	175,701	Nil	177,755
S. Tien Wong (2)	2,054	Nil	175,701	Nil	177,755
Drew Miller (3)	4,590	Nil	2,770	Nil	7,360

(1)	These amounts represent the dollar amount of compensation we recognized during the year ended December 31, 2007 for awards granted to the named executive officers based on the grant date fair value of the awards calculated in accordance with SFAS 123(R). The fair value of option grants during the year ended December 31, 2007 to the above named non-employee directors was estimated using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

Year Ended	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility
December 31, 2007	4.08%	2 years	Nil	168%
(2)	Messrs. Lewis and Wong were appointed to our Board of Directors on November 13, 2007.
(3)	Mr. Miller did not stand for re-election as a director at our 2007 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	9,692,000	$0.42	4,382,000
Equity compensation plans not approved by security holders	18,062,250	$0.37	6,600,000
Total	27,754,250	$0.39	10,982,000

Equity Compensation Plans Adopted Without Security Holder Approval

In order to attract senior level executives, we adopted the 2007 Bonus Stock and Bonus Stock Option Incentive Plan, which we refer to as the 2007 Bonus Plan. This 2007 Bonus Plan provides for the issuance of up to 30,000,000 shares of our common stock. The aggregate amount of stock to be issued as bonus stock under the 2007 Bonus Plan may not to exceed 20,000,000 shares and the aggregate number of shares to be issued pursuant to the exercise of bonus stock options may not to exceed 10,000,000 shares. The awards under the 2007 Bonus Plan may be subject to certain milestones and in the event that the securities are granted prior to the achievement of those specified milestones, such securities will be subject to escrow restrictions. As at December 31, 2007, we had issued 8,750,000 shares of bonus stock and 3,400,000 bonus stock options under the 2007 Bonus Plan. The shares of bonus stock issued are fully paid, non-assessable and have full voting rights.

As at December 31, 2007, we had issued 14,662,250 share purchase warrants as settlement compensation to debenture holders, as compensation to bank loan guarantors, as compensation for finders’ fees and as compensation for other services.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding our common stock beneficially owned on March 24, 2008 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all named executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days of March 24, 2008. As of March 24, 2008, we had 45,797,335 shares of common stock issued and outstanding.

Unless indicated below, each shareholder’s address is #102-930 West 1st Street, North Vancouver, B.C. Canada, V7P3N4.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Frederick W. Weidinger*	16,183,750	(2)	31.48%
Owen L.J. Jones*	13,170,939	(3)	24.94%
James L. Speros*	2,200,750	(4)	4.64%
Clifford G. Butler*	4,035,238	(5)	8.44%
Russell Lewis*	500,000	(6)	1.08%
Tien Wong*	500,000	(7)	1.08%
Babak Habibi	1,508,334	(8)	3.20%
Edward A. White	1,633,334	(9)	3.45%
David Baird 1302-1081 Ambleside Drive Ottawa, ON K2B 8C8	4,092,096	(10)	8.52%
All directors and named executive officers as a group (8 Persons)	39,732,345	(11)	60.25%

*	Denotes a Director of the Company
(1)	Based on 45,797,335 shares of common stock issued and outstanding as of March 24, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Includes 2,000,000 shares issuable pursuant to stock options and 3,611,250 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 24, 2008.
(3)	Includes 1,050,000 shares issuable pursuant to stock options and 5,961,324 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 24, 2008. Figures stated for Mr. Jones exclude 321,934 shares owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.
(4)	Includes 947,000 shares issuable pursuant to stock options and 673,750 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 24, 2008.
(5)	Includes 450,000 shares issuable pursuant to stock options and 1,577,619 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 24, 2008.

(6)	Includes 500,000 shares issuable pursuant to stock options exercisable within 60 days of March 24, 2008.
(7)	Includes 500,000 shares issuable pursuant to stock options exercisable within 60 days of March 24, 2008.
(8)	Includes 1,375,000 shares issuable pursuant to stock options exercisable within 60 days of March 24, 2008.
(9)	Includes 75,000 shares issuable pursuant to stock options exercisable within 60 days of March 24, 2008.
(10)	Includes 3,611,250 shares issuable pursuant to shares purchase warrants exercisable within 60 days of March 24, 2008.
(11)	Includes 8,322,000 shares issuable pursuant to stock options and 11,823,943 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 24, 2008.

We are unaware of any arrangements, the operation of which may at a subsequent date result in a change of corporate control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions involving Directors

Transactions since January 1, 2007 through March 24, 2008 of which, our directors, our named executive officers, and beneficial owners of 5% or more of our outstanding common stock, have an interest are as follows:

Frederick Weidinger, Chief Executive Officer and Director:

In November 2006, Mr. Weidinger provided a $750,000 standby letter of credit as partial security for the Royal Bank loan. As compensation he received 1,500,000 common shares our common stock, 2,250,000 share purchase warrants exercisable at $0.30 per share, and 1,125,000 share purchase warrants exercisable at $0.50 per share. The share purchase warrants are exercisable for a period of five years.

In August 2007, we issued Mr. Weidinger 750,000 common shares our common stock at a deemed price of $0.48 per share as additional consideration for the provision of the $750,000 standby letter of credit.

On October 22, 2007, Mr. Weidinger was issued 8,000,000 shares of Bonus Stock of which 7,000,000 were subject to certain milestones and as such are being held in escrow pending completion of the milestones. In accordance with the terms of the Bonus Plan and the Employment Agreement, Mr. Weidinger purchased the 8,000,000 shares of Bonus Stock for the purchase price of $0.01 per share. In the event that an individual milestone is not achieved, we will repurchase the related shares from Mr. Weidinger for the purchase price of $0.01 per share.

On January 12, 2005, Mr. Weidinger purchased 125,000 common shares and 62,500 warrants with an exercise price of $.50 for $50,000; on March 4, 2005, purchased 97,500 common shares and 48,750 warrants with an exercise price of $.50 for $39,000 and on May 3, 2005, purchased 250,000 common shares and 125,000 warrants repriced with an exercise price of $.30 for $200,000.

Owen L.J. Jones, former Chief Executive Officer and Director:

In November 2006, Mr. Jones provided a $400,000 standby letter of credit as partial security for the Royal Bank loan. As compensation he received 800,000 shares of our common stock, 1,200,000 share purchase warrants exercisable at $0.30 per share, and 600,000 share purchase warrants exercisable at $0.50 per share. The share purchase warrants are exercisable for a period of five years.

In January 2007, Mr. Jones purchased 1,220,000 shares of our common stock at a price of $0.20 per share in a private placement. For each share purchased, Mr. Jones received one share purchase warrant, which entitles him to purchase one additional share for three years at $0.25 per share.

James Speros, Director:

In November 2006, Mr. Speros provided a $125,000 standby letter of credit as partial security for the Royal Bank loan. As compensation, he received 250,000 shares of our common stock, 375,000 share purchase warrants exercisable at $0.30 per share, and 187,500 share purchase warrants exercisable at $0.50 per share. The share purchase warrants are exercisable for a period of five years.

In March 2007, we issued Mr. Speros 250,000 shares of our common stock at a deemed price of $0.36 per shares as compensation for financial services rendered.

Clifford Butler, Director:

In August 2006, Mr. Butler purchased 433,333 shares of our common stock at a price of $0.30 per share in a private placement. For each share purchased, Mr. Butler received one share purchase warrant, which entitles him to purchase one additional share for three years at $0.50 per share.

In June 2007, Mr. Butler purchased 714,286 shares of our common stock at a price of $0.28 per share in a private placement. For each share purchased, Mr. Butler received one share purchase warrant, which entitles him to purchase one additional share for three years at $0.30 per share.

David Baird, a beneficial owner of 5% or more of our outstanding common stock:

In January 2006, Mr. Baird purchased 1,008,548 shares of our common stock at a price of $0.50 per share in a private placement. For each share purchased, Mr. Baird received one share purchase warrant, which entitles him to purchase one additional share for two years at $0.60 per share.

In November 2006, Mr. Baird provided a $250,000 standby letter of credit as partial security for the Royal Bank loan. As compensation, he received 500,000 shares of our common stock, 750,000 share purchase warrants exercisable at $0.30 per share, and 375,000 share purchase warrants exercisable at $0.50 per share. The share purchase warrants are exercisable for a period of five years.

In October 2006, Mr. Baird provided cash collateral in the amount of $255,000 as partial security for the Royal Bank Loan. The cash collateral was returned to Mr. Baird by March 2007. As compensation for providing the cash collateral, we issued Mr. Baird 100,000 shares of our common stock at a deemed price of $0.36 per share and 100,000 share purchase warrants, each of which entitle him to purchase one additional share for three years at $0.30 per share. As additional consideration, we reduced the exercise price of 1,008,548 share purchase warrants from $0.60 per share to $0.30 per share and extended the exercise period by three years to January 2011.

We do not have established policies about entering into future transactions with affiliates. Our Board of Directors addresses individual transactions on their individual merits.

Our board has considered the independence of its members in light of the independence criteria defined by the applicable NASDAQ Stock Market, Inc. Marketplace Rules (the “NASDAQ Rules”). Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules and who the board of directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. In connection with its independence considerations, the board has reviewed Braintech’s relationships with organizations with which our directors are affiliated, and has determined that such relationships were generally established in the ordinary course of business and are not material to us, any of the organizations involved, or our directors.

To be considered independent under these standards, the board must determine that a director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director will be not considered independent if he or she, or an immediate family member, has been within the last three years:

•	an executive officer of Braintech;

•

a current partner of Braintech’s independent registered public accounting firm or a partner or employee of Braintech’s independent registered public accounting firm who personally worked on the Braintech audit;

•	an executive officer of a public company that has on the compensation committee of its board an executive officer of Braintech;

•	a paid advisor or consultant to Braintech receiving in excess of $60,000 per year in direct compensation from Braintech (other than fees for service as a director); and

•

an employee (or in the case of an immediate family member, an executive officer) of a company that does business with Braintech and the annual payments to or from Braintech exceeded the greater of $200,000 or 5% of the other company’s annual gross revenues.

Based on the foregoing, the board has determined that Messrs. Lewis and Wong satisfy the criteria for independence and that Frederick Weidinger, our Chief Executive Officer and Chairman, and Owen Jones, our former Chief Executive Officer, and Messrs. Speros and Butler are not independent.

We have a standing audit committee, corporate governance committee and compensation committee. All members of each committee meet the definitions of independence as set forth above. The members of each committee are as follows:

Audit Committee	Corporate Governance Committee	Compensation Committee
Rusty Lewis	Owen Jones	Cliff Butler
S. Tien Wong		Jim Speros

ITEM 13.	EXHIBITS

The financial statements are presented beginning on page F-1. Each of the following items is contained in our consolidated financial statements.

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2007 and 2006;

•	Consolidated Statements of Operations for each of the years in the two year period ended December 31, 2007;

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the two year period ended December 31, 2007;

•	Consolidated Statements of Cash Flows for each of the years in the two year period ended December 31, 2007; and

•	Notes to Consolidated Financial Statements.

The following is an index of the exhibits included in this report or incorporated herein by reference.

Exhibits

Number	Exhibit
3.1(4)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2(1)	By-Laws of the Company

3.3(6)	Amendment to By-Laws of the Company

4.1(1)	Specimen Stock Certificate

4.2(2)	Stock Option Plan of the Company, dated as of February 11, 2000

4.3(3)	2000 Stock Option Plan of the Company, dated as of February 11, 2000, as amended on November 1, 2000

4.4(8)	2003 Stock Option Plan of the Company, dated as of April 16, 2003

4.5(13)	2007 Stock Option Plan of the Company, dated as of March 22, 2007

4.6(12)	Bonus Stock and Bonus Stock Option Incentive Plan of the Company, dated as of October 22, 2007

10.1(3)	Agreement for Escrow of Share Certificates and Promissory Note, dated as of February 27, 2001, by and among Edward White, the Company and Grant Sutherland

10.2(5)	Agreement for Escrow of Share Certificates and Promissory Note, dated as of June 26, 2001, by and among Babak Habibi, the Company and Grant Sutherland

10.4(8)	Loan Agreement, dated as of April 16, 2003, by and among the Company, Owen Jones and Braintech Canada, Inc.

10.5(8)	General Security Agreement, dated as of April 16, 2003, by and among the Company, Owen Jones and Braintech Canada, Inc.

10.6(9)	Lease, dated as of July 30, 2003, by and between Hoopp Realty Inc. and Braintech Canada, Inc.

10.7(10)	Exclusive Global Channel Partner Agreement for the Licensing of the Company’s Vision Guided Robotics Technologies and Software Products, dated as of April 11, 2006, by and between Braintech Canada, Inc. and Robotics Division of ABB Inc.

10.8(11)	Form of Loan Guarantee and Subscription Agreement

10.9(11)	Form of Warrant Certificate for Purchase of Common Stock

10.9(11)	General Security Agreement, dated as of October 18, 2006, by and among the Company, Frederick W. Weidinger, Lawson, Long and Evans LLP, Owen Jones, Speros Ventures LLP, Kenneth Brooks and David Baird

10.10(12)	Employment Contract, dated as of October 22, 2007, by and among Braintech Canada, Inc., the Company and Edward White

10.11(12)	Employment Contract, dated as of October 22, 2007, by and among Braintech Canada, Inc., the Company and Owen Jones

10.12(12)	Executive Employment Agreement with Stock Purchase and Stock Option Provisions, dated as of October 22, 2007, by and between the Company and Frederick (Rick) Weidinger

11.1*	Computation of net loss per share

14.1(7)	Code of Business Conduct and Ethics for Directors, Officers and Employees, dated as of January 29, 2003

21.1*	Subsidiaries of the Company

23.1*	Consent Letter from Auditor dated March 27, 2008

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)	Exhibit incorporated by reference to Form 10-SB filed on September 25, 1998.
(2)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 1999 filed on March 9, 2000.
(3)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2000 filed on March 29, 2001.
(4)	Exhibit incorporated by reference to Form S-1 filed on May 2, 2001.
(5)	Exhibit incorporated by reference to Form S-1/A filed on July 5, 2001.
(6)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.
(7)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2002 filed on March 31, 2003.
(8)	Exhibit incorporated by reference to Form 10-QSB for the quarter ended March 31, 2003 filed on May 14, 2003.
(9)	Exhibit incorporated by reference to Form 10-QSB for the quarter ended September 30, 2003 filed on November 14, 2003.
(10)	Exhibit incorporated by reference to Form 10-QSB for the quarter ended March 31, 2006 filed on May 15, 2006.
(11)	Exhibit incorporated by reference to Form 8-K filed on October 26, 2006.
(12)	Exhibit incorporated by reference to Form 8-K filed on October 31, 2007.
(13)	Exhibit incorporated by reference to Form S-8 filed on March 4, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Fees for audit services totaled $40,330 for the fiscal year ended December 31, 2007 and $38,527 for the fiscal year ended December 31, 2006, including fees associated with the audit of the annual financial statements and review of financial statements included in quarterly filings.

Audit-Related Fees

Fees for audit-related services totaled $2,250 for the fiscal year ended December 31, 2007. These services related to the consent and filing of Form SB-2 Registration Statement under the Securities Act of 1933. There were no audit-related services for the fiscal year ended December 31, 2006.

Tax Fees

Fees for tax services totaled $8,500 for the fiscal year ended December 31, 2007, regarding the preparation of and filing of the Canadian and United States corporate income tax return for the 2006 fiscal year. Fees for tax services totaled $3,520 for the fiscal year ended December 31, 2006 regarding preparation and filing of Canadian and United States corporate income tax returns for the 2005 fiscal year.

All Other Fees

No fees were billed for professional services during the fiscal years ended December 31, 2007 and 2006 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, and scope and fee estimates. The independent auditor submits a written proposal that details audit and audit-related services.

There were no fees in 2007 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC. (the Registrant)

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	March 27, 2008
Frederick Weidinger	(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	March 27, 2008
Frederick Weidinger	Director

/s/ Edward A. White	Vice President Administration,	March 27, 2008
Edward A. White	(Principal Financial and Accounting Officer)

/s/ Owen Jones	Director	March 27, 2008
Owen Jones

/s/ James Speros	Director	March 27, 2008
James Speros

/s/ Clifford Butler	Director	March 27, 2008
Clifford Butler

/s/ Russell Lewis	Director	March 27, 2008
Russell Lewis

BRAINTECH, INC.

Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Braintech, Inc.

We have audited the consolidated balance sheets of Braintech, Inc. as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Smythe Ratcliffe LLP (signed)

Chartered Accountants

Vancouver, Canada

February 29, 2008

BRAINTECH, INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2007 and 2006

	2007	2006
Assets (note 8)
Current assets:
Cash and cash equivalents	$921,367	$16,950
Accounts receivable	1,239,106	1,224,010
Inventory	8,680	10,297
Prepaid expenses	60,721	47,930

	2,229,874	1,299,187
Fixed assets (note 4)	47,468	29,373

	$2,277,342	$1,328,560

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$106,588	$260,415
Accrued liabilities	610,001	317,387
Deferred leasehold inducements (note 5)	14,327	30,155
Deferred revenue (note 6)	622,971	197,383
Due to related party (note 3)	126,558	112,874
Current portion of bank loan (note 8)	2,052,837	490,000

	3,533,282	1,408,214
Bank loan (note 8)	—	1,982,837

	3,533,282	3,391,051

Stockholders’ equity (deficit):
Common stock (note 9):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 45,797,335 shares (2006 – 30,732,433)	45,797	30,732
Additional paid-in capital	29,485,476	23,930,944
Accumulated deficit	(30,787,213)	(26,024,167)

	(1,255,940)	(2,062,491)

	$2,277,342	$1,328,560

Future operations (note 1)

Commitments (note 13)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Operations

(Expressed in United States dollars)

	Years ended December 31,
	2007	2006
Sales (note 1)	$3,253,032	$1,756,032
Cost of sales	255,722	101,806

Gross margin	2,997,310	1,654,226

Operating expenses:
Research and development, net	761,272	632,570
Selling, general and administrative (note 15)	5,390,038	2,099,774

	6,151,310	2,732,344

Operating loss	(3,154,000)	(1,078,118)

Non-operating:
Interest income	(1,652)	(1,372)
Interest expense – other	—	4,274
Loss of disposition of fixed assets	581	—
Financing expenses
Interest on convertible debentures (note 7)	—	133,905
Accretion of convertible debentures (note 7)	—	481,209
Fair value of warrants issued on conversion of debentures (note 7)	—	9,772
Interest on bank loan (note 8)	167,710	44,661
Fair value of warrants issued on settlement of debentures (note 7)	—	452,376
Fair value of equity issued as compensation for bank loan guarantee (note 8)	1,327,241	3,726,617
Fair value of equity issued as compensation for financing services	90,000	—
Bank loan guarantee expenses	25,166	32,132

	1,609,046	4,883,574

Net loss and comprehensive loss for the year	$(4,763,046)	$(5,961,692)

Loss per share information:
Basic	$(0.14)	$(0.23)

Weighted average number of common shares outstanding	35,116,193	25,681,482

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in United States dollars)

Years ended December 31, 2007 and 2006

	Common stock				Total stockholders’ equity (deficit)
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit
Balance, December 31, 2005	23,353,689	$23,354	$18,574,644	$(20,062,475)	$(1,464,477)
Common stock transactions (net of share issue costs)
Shares issued for cash (net of subscriptions received in 2005)	2,557,880	2,557	466,517	—	469,074
Shares issued for services rendered	375,000	375	173,375	—	173,750
Shares issued on conversion of convertible debentures	120,864	121	30,095	—	30,216
Shares issued on exercise of warrants	25,000	25	6,225	—	6,250
Shares issued to bank loan guarantors	4,300,000	4,300	1,371,700	—	1,376,000
Common stock subscriptions	—	—	259,000	—	259,000
Fair value of warrants issued on conversion of debentures	—	—	9,772	—	9,772
Fair value of debenture settlement warrants	—	—	452,376	—	452,376
Fair value of warrants issued to bank loan guarantors	—	—	2,350,617	—	2,350,617
Fair value of stock options expensed	—	—	236,623	—	236,623
Loss for the year	—	—	—	(5,961,692)	(5,961,692)

Balance, December 31, 2006	30,732,433	30,732	23,930,944	(26,024,167)	(2,062,491)
Common stock transactions (net of share issue costs)
Shares issued for cash (net of subscriptions received in 2006)	3,664,902	3,665	598,339	—	602,004
Shares issued for services rendered	295,000	295	108,605	—	108,900
Shares issued to bank loan guarantors	2,325,000	2,325	993,675	—	996,000
Shares issued for finders’ fees	30,000	30	(30)	—	—
Shares issued pursuant to the Bonus Stock Plan	8,750,000	8,750	78,750	—	87,500
Fair value of shares earned pursuant to the Bonus Stock Plan	—	—	430,000	—	430,000
Cash paid for finders’ fees	—	—	(4,020)	—	(4,020)
Fair value of warrants issued to bank loan guarantors	—	—	331,241	—	331,241
Fair value of warrants issued for services rendered	—	—	57,372	—	57,372
Fair value of stock options expensed	—	—	2,960,600	—	2,960,600
Loss for the year	—	—	—	(4,763,046)	(4,763,046)

Balance, December 31, 2007	45,797,335	$45,797	$29,485,476	$(30,787,213)	$(1,255,940)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Years ended December 31,
	2007	2006
Cash flows from operations:
Loss for the year	$(4,763,046)	$(5,961,692)
Items not involving cash:
Amortization	23,572	21,796
Loss on disposition of fixed assets	581	—
Shares issued for services rendered	108,900	173,750
Stock option expense	2,960,600	236,623
Stock-based compensation	430,000	—
Accretion of debenture beneficial conversion feature	—	481,209
Fair value of warrants issued on conversion of debentures	—	9,772
Fair value of warrants issued on settlement of debentures	—	452,376
Fair value of warrants issued for service rendered	57,372	—
Fair value of warrants and common shares issued as compensation for bank loan guarantee	1,327,241	3,726,617
Changes in non-cash operating working capital:
Accounts receivable	(15,096)	(902,098)
Inventory	1,617	7,190
Prepaid expenses	(12,791)	(3,230)
Accounts payable and accrued liabilities	138,787	254,082
Due to related party	13,684	35,687
Accrued interest on convertible debentures	—	133,905
Deferred leasehold inducements	(15,828)	(18,109)
Deferred revenue	425,588	98,832

Net cash provided by (used in) operations	681,181	(1,253,290)

Cash flows from investments:
Proceeds from disposition of fixed assets	2,395	—
Purchase of fixed assets	(44,643)	(6,579)

Net cash used in investments	(42,248)	(6,579)

Cash flows from financing:
Common shares issued, net of issue costs	685,484	475,324
Share subscription received	—	259,000
Repayment of debentures	—	(2,453,285)
Repayment of bank loan	(420,000)	—
Bank loan	—	2,472,837

Net cash provided by financing	265,484	753,876

Increase (decrease) in cash and cash equivalents	904,417	(505,993)
Cash and cash equivalents, beginning of year	16,950	522,943

Cash and cash equivalents, end of year	$921,367	$16,950

Supplemental information:
Non-cash financing activities:
Shares issued for services rendered	$108,900	$173,750
Shares and warrants issued on conversion of debentures	$—	$39,988
Shares and warrants issued to LC providers	$1,327,241	$3,726,617
Warrants issued on settlement of debentures	$—	$452,376
Cash interest paid	$165,526	$465,785

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2007 and 2006

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc. The Company initially was in the business of real estate development. On January 3, 1994, the Company changed its name to Braintech, Inc. and began operations as a high tech development company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the year ended December 31, 2007, 99% of sales revenue (2006 – 99%) was generated from a single customer, ABB Inc. (“ABB”).

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by equity transactions. The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, increase sales of its products, generating positive cash flows from operations and ultimately attaining profitability. There can be no assurances that appropriate financings having favourable economic terms will be available as required.

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses throughout 2008 and 2009. There can be no assurance that an equity financing can be obtained as anticipated and there can be no assurance that revenue from ABB will increase as anticipated. If the Company cannot do either, there is a risk that the business will fail. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fixed assets are carried at cost less accumulated amortization. Cost includes shipping and installation cost of a purchased fixed asset. Amortization is calculated annually as follows:

Asset	Basis	Rate
Furniture and fixtures	declining-balance	20%
Computer equipment	straight-line	36 months
Computer software	straight-line	24 months
Leasehold improvements	straight-line	lease term

(h)	Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates relate to the impairment of assets and rates for amortization, amount of income tax balances and the valuation of accrued liabilities, and the calculation of stock-based compensation. Actual amounts may differ from these estimates.

(i)	Foreign currency:

The Company’s functional currency is the United States dollar. Assets and liabilities denominated in a foreign currency have been translated into the functional currency at rates of exchange in effect at the balance sheet date. Revenue and expense items are translated at average exchange rates determined on a quarterly basis. Exchange gains and losses are included in operations.

(j)	Stock-based compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R and the Company’s prior period pro-forma disclosures of net earnings. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility
Years ended:
December 31, 2007	3.89%	2 years	0%	170%
December 31, 2006	4.97%	2 years	0%	159%

The weighted average fair value of stock options granted during the year ended December 31, 2007 was $0.35 per option (2006 - $0.36).

Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and provided the required pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation is only recorded to the extent that the exercise price is less than fair value on the measurement date. Non-employee options are recognized at the fair value of the options as determined by an option pricing model as the services are performed and the options earned.

The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. This method requires that awards granted, modified, repurchased or cancelled in the quarter beginning after the adoption date use the fair value method to recognize stock-based compensation. Also any unvested options, where compensation was amortized over the vesting period, and was previously disclosed in the notes to financial statements as pro-forma, shall now be expensed over the same amortization period.

In applying the modified prospective application method for the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previous amounts have not been restated. Accordingly, the Company recorded stock-based compensation related to stock options of $2,960,600 and other stock-based compensation of $430,000 for the year ended December 31, 2007 and stock-based compensation related to stock options of $236,623 for the year ended December 31, 2006.

As at January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $263,132 before estimated forfeitures. In the Company’s pro-forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was nil and, therefore, the unrecorded deferred stock-based compensation balance related to stock options was not adjusted for estimated forfeitures.

As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $714,191 (2006 - $81,991) and will be recognized over an estimated weighted average amortization period of 1.54 years (2006 – 1.04 years).

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

The company provides for tax interest and penalties payable in accordance with latest legal opinion as to whether such liabilities are more than likely to be paid.

(l)	Loss per share:

Loss per share is calculated based on the weighted average number of common shares outstanding.

As the effect of all outstanding stock options (note 10) and share purchase warrants (note 11) is anti-dilutive diluted loss per share is not presented.

The number of shares used to calculate loss per share for the years ended December 31, 2007 and 2006 was reduced by 300,000 shares in each year for shares issued and held by the Company (note 9(b)). The number of shares used to calculate loss per share for the year ended December 31, 2007 was reduced by 6,750,000 shares for shares issued and held in escrow pending completion of performance milestones (note 9(d)).

(m)	Deferred leasehold inducements:

Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

3.	Related party balances and transactions:

Transactions with directors and officers:

As at December 31, 2007 and 2006, the Company’s former Chief Executive Officer (“CEO”) was owed US$40,000 and was owed CDN$85,000 (2007 equivalent to US$86,558 and 2006 equivalent to US$72,874). The advances are unsecured, without interest and payable on demand.

4.	Fixed assets:

December 31, 2007	Cost	Accumulated amortization	Net book value
Furniture and fixtures	$80,581	$67,417	$13,164
Computer equipment	232,907	204,808	28,099
Computer software	57,415	51,306	6,109
Leasehold improvements	10,829	10,733	96

	$381,732	$334,264	$47,468

December 31, 2006	Cost	Accumulated amortization	Net book value
Furniture and fixtures	$80,581	$62,646	$17,935
Computer equipment	198,274	191,584	6,690
Computer software	51,449	49,910	1,539
Leasehold improvements	10,829	7,620	3,209

	$341,133	$311,760	$29,373

5.	Deferred leasehold inducements:

	2007	2006
Balance, beginning of year	$30,155	$48,264
Amortization	(19,715)	(18,601)
Foreign exchange adjustment	3,887	492

Balance, end of year	$14,327	$30,155

6.	Deferred revenue:

	2007	2006
Balance, beginning of year	$197,383	$98,551
Revenue invoiced and deferred for future recognition	526,343	254,946
Previously deferred revenue currently recognized	(100,755)	(156,114)

Balance, end of year	$622,971	$197,383

7.	Convertible debentures:

Between September 5, 2003 and May 21, 2004, the Company issued convertible debentures in the amount of $2,250,000. The debentures matured on August 25, 2006 and bore interest at 8% per annum. The principal amount and accrued interest were convertible until maturity into units at a price of $0.25 per unit. Each unit comprised one common share and one-half share purchase warrant. Each whole warrant had a five-year term and was exercisable at any time into one common share at a price of $0.25 per share.

On conversion of the debentures into common shares and share purchase warrants, the fair value of the share purchase warrants was assigned and recognized as an expense. Prior to maturity, $262,500 of principal and $17,328 of accrued interest was converted into 1,119,312 common shares and 559,656 share purchase warrants. Prior to maturity, the Company expensed $90,513 as the fair value of the warrants issued.

Effective September 26, 2006, the Company entered into a Debenture Settlement Agreement with certain debenture holders. The Agreement provided for an extension of time to repay the remaining debentures in exchange for the pro-rata issuance of 2,100,000 share purchase warrants among the remaining debenture holders. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of five years.

On October 23, 2006, the Company completed a series of transactions repaying the secured convertible debentures representing $1,987,500 of principal and $465,785 accrued interest (note 8).

Because the conversion price was less than the closing trading prices of the Company’s shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, the embedded beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature exceeded the face value of the debentures and was therefore limited to the face value. Accordingly, the face value of the debt was allocated to additional paid-in capital on issuance and the convertible debentures were accreted back to their face value over the term to maturity with a corresponding charge to interest expense. The convertible debentures were recorded as follows:

Face value of convertible debentures issued (cash received)		$2,250,000
Beneficial conversion feature allocated to additional paid-in capital		(2,249,995)
Accretion of convertible debentures		2,249,995
Accrued interest payable		483,113
Conversion of debentures		(279,828)
Repayment of debentures		(2,453,285)

Convertible debentures at December 31, 2006	$	Nil

8.	Bank loan and loan guarantee:

On October 23, 2006, the Company completed a series of transactions repaying all of the outstanding secured convertible debentures. To facilitate the transaction, the Company obtained a bank loan of $2,473,000 from the Royal Bank of Canada. The loan is repayable as to interest only at the floating 30 day Libor rate plus 1.50% until June 30, 2007. Monthly principal payments plus interest at the floating 30 day Libor rate plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due.

The Royal Bank of Canada required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation the Company agreed to issue one unit for each one dollar pledged as security for the bank loan. Each unit consists of two shares of the common stock of the Company; three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. A general security agreement over all of the Company’s real, personal and intangible property has been pledged as security to the LC Providers.

A total of $2,450,000 letters of credit have been obtained to secure the bank loan and, accordingly, 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50 have been issued. As further compensation, the exercise price of 332,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.

Of the letters of credit, $2,150,000 was received October 23, 2006 and, accordingly, 4,300,000 common shares were issued, 6,450,000 warrants were exercisable at $0.30 and 3,225,000 warrants were exercisable at $0.50. On October 23, 2006, $1,376,000 was recorded as an expense on account of the fair value of the common shares issuance and $2,350,617 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on October 23, 2006 ($0.32) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two years.

Of the letters of credit, $300,000 was received February 5, 2007 and, accordingly, 600,000 common shares were issued, 900,000 warrants were exercisable at $0.30 and 450,000 warrants were exercisable at $0.50. On February 5, 2007, $180,000 was recorded as an expense on account of the fair value of the common shares issuance and $302,835 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on February 5, 2007 ($0.30) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two years.

The Agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. The penalty provision clauses applied and the Company agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. The Company’s former CEO and an independent director, both of whom delivered letters of credit on or before October 23, 2007, elected not to participate in the additional share issuance. Accordingly, on August 10, 2007, the Company issued 1,625,000 common shares at a deemed price of $0.48 per share.

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral. As compensation for pledging the cash collateral, on March 22, 2007 the Company issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 exercisable for a period of three years. On March 22, 2007 $36,000 was recorded as an expense on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two years. As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor was reduced from $0.60 to $0.30 per share and the term of those warrants has been extended by 36 months to expire January 18, 2011.

The Company’s former CEO provided $400,000 in letters of credit and also pledged a portion of the cash collateral. The former CEO received no compensation for providing the portion of the cash collateral.

9.	Common stock:

(a)	As at December 31, 2007, 45,797,335 common shares have been issued (2006 – 30,732,433). All of these shares are voting shares and are fully paid and non-assessable.

(b)	Of the common stock issued at December 31, 2007, 3,259,286 shares (2006 – 7,678,744) are subject to trading restrictions of up to one year following issue unless a Registration Statement is filed qualifying the shares for distribution. These include the 300,000 shares retained by the Company, as described in note 9(c).

(c)	In 1993, 1,100,000 common stock were issued for technology and recorded at a par value of $1,100. Of these shares, 300,000 have been retained by the Company because the development of the technology was not completed.

(d)	Promissory notes receivable:

In conjunction with private placements completed during 2001, two of the Company’s employees each issued a promissory note in the amount of $100,000 in payment for 133,334 common shares and 66,667 common share purchase warrants (expired in 2004). These notes receivable have been recorded as a deduction from additional paid-in capital in stockholders’ equity. In accordance with Agreements for Escrow of Share Certificates, the common share certificates remain in escrow until the Company receives full payment of the $100,000 for each note receivable. The amounts are due upon demand, unsecured and without interest.

(e)	Bonus stock and bonus stock option incentive plan:

At a meeting of the Board of Directors held October 22, 2007, the Company approved the Bonus Stock and Bonus Stock Option Plan (the “Bonus Plan”). The Bonus Plan provides for the issuance of common stock of the Company (“Bonus Stock”) and options to acquire common stock of the Company (“Bonus Stock Options”) to the participants upon the Company reaching certain identifiable milestones in its business plan. The aggregate amount of shares that may be issued under the Bonus Plan will not exceed 30 million shares. The aggregate amount of shares to be issued as Bonus Stock will not exceed 20 million shares and the aggregate amount of shares to be issued pursuant to the exercise of Bonus Stock Options will not exceed 10 million shares.

On October 29, 2007, the Company issued 1,000,000 shares of Bonus Stock for the purchase price of $0.01 per shares to the Company’s recently appointed CEO. The Company recorded an expense of $430,000 relating to the issuance of these shares. The Company also issued to the CEO 7,000,000 shares of Bonus Stock for the purchase price of $0.01 per share and in accordance with the terms of his employment agreement, these shares are being held in escrow pending completion of eight individual milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.43 per share. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

On December 18, 2007, the Company issued 750,000 shares of Bonus Stock for the purchase price of $0.01 per shares in accordance with the terms of an Independent Contractor Agreement. These shares are being held in escrow pending completion of three individual milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.32 per share. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

(f)	Common shares issued for services rendered are valued at fair market value on the date of issuance.

10.	Stock options:

The Company has reserved 1,500,000 common shares pursuant to the 1997 Stock Option Plan, 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan. Subject to the requirements of any stock exchange on which the Company’s shares are listed, the Company’s Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 1997 and 2000 plans and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans. The Company has also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 9(d)). The Company’s Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

During the years ended December 31, 2007 and 2006, the exercise price of all stock options granted was equal to the fair market value of the Company’s common stock at the date of grant except that during 2007, 3,000,000 options were granted with an exercise price of $0.42 per share when the fair market value of the Company’s common stock at the date of grant was $0.49 per share.

(a)	A summary of the Company’s stock option activity is as follows:

	Number of shares	Weighted average exercise price
Balance, December 31, 2005	3,366,000		$0.48
Options granted	220,000		$0.49
Vested options expired	(115,000)		$(0.71)
Unvested options forfeited	(75,000)		$(0.46)

		$
Balance, December 31, 2006	3,396,000		$0.48
Options granted	10,265,000		$0.43
Options exercised	(137,000)		$(0.35)
Vested options expired	(407,000)		$(0.54)
Unvested options forfeited	(25,000)		$(0.46)

Balance, December 31, 2007	13,092,000		$0.43

(b)	Additional information regarding stock options outstanding is as follows:

As at December 31, 2006

	Outstanding			Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00 – 0.25	842,000	0.94	$0.20	842,000	$0.20
$0.26 – 0.50	670,000	3.61	$0.42	407,500	$0.42
$0.51 – 0.75	1,814,000	2.49	$0.61	1,532,750	$0.62
$0.76 – 1.00	45,000	2.19	$0.82	40,000	$0.81
$1.01 – 1.25	25,000	0.70	$1.25	25,000	$1.25

	3,396,000	2.31	$0.48	2,847,250	$0.47

As at December 31, 2007

	Outstanding			Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 0.00 – 0.25	735,000	3.51	$0.20	735,000	$0.20
$ 0.26 – 0.50	9,885,000	4.63	$0.41	8,542,500	$0.41
$ 0.51 – 0.75	2,427,000	3.69	$0.60	1,902,000	$0.60
$ 0.76 – 1.00	45,000	1.19	$0.82	45,000	$0.82

	13,092,000	4.38	$0.43	11,224,500	$0.43

11.	Share purchase warrants:

On January 19, 2006, in conjunction with a private placement, the Company issued 1,008,548 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for two years at a price of $0.60 per share.

On May 10, 2006, at the request of a debenture holder, the Company converted $25,000 of principal and $5,216 of accrued interest into 120,864 common shares and 60,432 share purchase warrants. Each warrant is exercisable at $0.25 into one common share for five years. The fair value of the warrants ($9,772) has been recorded as a cost of financing expense.

On August 30, 2006, in conjunction with a private placement, the Company issued 1,549,332 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three years at a price of $0.50 per share. In addition, the exercise price of 441,875 share purchase warrants previously held by participants in this private placement was reduced from $1.00 to $0.50 and the term of these warrants was extended by 12 months to expire May 2, 2009.

On September 26, 2006, in conjunction with a Debenture Settlement Agreement, the Company issued 2,100,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one additional share for five years at a price of $0.25 per share. The fair value of the warrants ($452,376) has been recorded as an expense. The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 161%, risk-free interest rate 4.68%, and an expected term of two years. In addition, the exercise price of 500,000 share purchase warrants previously held by the agent for the debenture holders was reduced from $0.45 to $0.25.

On October 23, 2006, the Company issued 6,450,000 warrants exercisable at $0.30 per share and 3,225,000 warrants exercisable at $0.50 per share as compensation to accredited investors (the “LC Providers”) for providing standby letters of credit securing the bank loan (note 8). The fair value of the warrants ($2,350,617) has been recorded as an expense. The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two years. As further compensation, the exercise price of 250,000 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.

On January 16, 2007, in conjunction with a private placement, the Company issued 1,895,000 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three years at a price of $0.25 per share. In addition, the Company issued 30,000 common share purchase warrants as a finders’ fee.

On February 5, 2007, the Company issued 900,000 warrants exercisable at $0.30 per share and 450,000 warrants exercisable at $0.50 per share as compensation to accredited investors (the “LC Providers”) for providing standby letters of credit securing the bank loan (note 8). The fair value of the warrants ($302,835) has been recorded as an expense. The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two years. As further compensation, the exercise price of 82,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.

On February 5, 2007, the exercise price of 484,375 share purchase warrants held by participants in a private placement closed on May 3, 2005 was reduced from $0.50 to $0.30.

On February 21, 2007, in conjunction with a private placement, the Company issued 275,000 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three years at a price of $0.25 per share.

On March 22, 2007, as partial compensation for the pledging of cash collateral for the bank loan, the Company reduced the exercise price of 1,008,548 share purchase warrants from $0.60 to $0.30 per share and extended the term of those warrants by 36 months to expire January 18, 2011.

On June 18, 2007, in conjunction with a private placement, the Company issued 1,304,286 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased). Each common share purchase warrant entitles the holder to purchase one additional share for three years at a price of $0.30 per share.

On October 22, 2007, as partial compensation for investor relations services, the Company issued 150,000 share purchase warrants. Each share purchase warrant entitles the holder to purchase one common share for two years at a price of $0.50 per share. The fair value of the warrants ($57,372) has been recorded as an expense. The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 171%, risk-free interest rate 3.85%, and an expected term of two years.

Of the warrants outstanding at December 31, 2007, 5,961,324 (2006 – 4,741,324) were held by the Company’s former CEO and 3,611,250 (2006 – 3,611,250) were held by the Company’s newly appointed CEO.

(a)	A summary of the Company’s share purchase warrant activity is as follows:

	Number of shares	Weighted average exercise price
Balance, December 31, 2005	6,258,197		$0.46
Warrants granted
Debenture conversion	60,432		$0.25
Private placement	2,557,880		$0.54
Debenture settlement compensation	2,100,000		$0.25
Compensation to bank loan guarantors	9,675,000		$0.37
Warrants exercised	(25,000)		$(0.25)
Warrants expired	(450,000)		$(0.53)

		$
Balance, December 31, 2006	20,176,509		$0.37
Warrants granted
Private placement	3,474,286		$0.27
Finders’ fee	30,000		$0.25
Compensation to bank loan guarantors	1,450,000		$0.36
Investor relations services	150,000		$0.50
Warrants exercised	(53,616)		$(0.25)
Warrants expired	(50,000)		$(0.50)

Balance, December 31, 2007	25,177,179		$0.34

(b)	Additional information regarding warrants outstanding is as follows:

As at December 31, 2006

	Outstanding			Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00 – 0.25	4,917,772	3.11	$0.25	4,917,772	$0.25
$0.26 – 0.50	13,749,417	4.09	$0.38	13,749,417	$0.38
$0.51 – 0.75	1,008,548	1.08	$0.60	1,008,548	$0.60
$0.76 – 1.00	500,772	0.96	$0.89	500,772	$0.89

	20,176,509	3.62	$0.37	20,176,509	$0.37

(b)	Additional information regarding warrants outstanding is as follows:

As at December 31, 2007

	Outstanding			Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.00 – 0.25	7,064,156	4.63	$0.25	7,064,156	$0.25
$0.26 – 0.50	17,737,251	3.77	$0.37	17,737,251	$0.37
$0.76 – 1.00	375,772	6.83	$0.85	375,772	$0.85

	25,177,179	4.05	$0.34	25,177,179	$0.34

12.	Income taxes:

The total amounts of interest and penalties recognized in the consolidated statements of operations was $nil (2006 - $nil) and the total amounts of interest and penalties recognized was $100,000 (2006 - $100,000). These provisions relate to tax years ending December 31, 1998 through to December 31, 2003 which remain subject to examination by relevant tax jurisdictions.

Income taxes attributable to loss for the year in these consolidated financial statements differ from amounts computed by applying the Canadian federal and provincial statutory rate of 34% (2006 – 34%) as follows:

	2007	2006
Expected tax recovery	$1,167,000	$1,685,000
Tax effect of:
Loss of foreign parent taxed at lower rates	(7,000)	(46,000)
Permanent and other differences	(1,473,000)	(1,639,000)
Prior year SR&ED credits affect on taxable income	217,000	0
Change in valuation allowance	96,000	0

	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards.

The Company’s deferred income tax assets are comprised of the following at December 31:

	2007	2006
Net deferred tax assets and liabilities:
Net operating loss carryforwards and other deductible temporary differences	$4,082,000	$3,765,000

Total deferred tax assets	4,082,000	3,765,000
Valuation allowance	(4,082,000)	(3,765,000)

Net deferred tax assets	$—	$—

At December 31, 2007, management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2007, the Company had net operating loss carryforwards of $8,529,107 available to offset taxable income earned in Canada and $2,820,379 available to offset taxable income earned in the United States. These losses expire as follows:

	Canada	US
2008	$2,400,937
2009	2,243,007
2010	1,918,520
2014	1,453,587
2015	513,056
2018 and thereafter	—	$2,820,379

	$8,529,107	$2,820,379

13.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:

2008	$150,933

14.	Product warranty:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. On the basis of historical claim cost, management estimated that the warranty cost for 2007 and 2006 and that the accumulated warranty liability would be negligible.

15.	Selling, general and administrative expenses:

Selling, general and administrative expenses are comprised of the following:

	Years ended December 31,
	2007	2006
Salaries and benefits	$1,121,775	$1,041,198
Stock based compensation	3,155,289	193,580
Marketing and investor relations	375,762	270,945
Legal and audit	241,561	212,805
Rent and facilities	278,263	234,579
Foreign exchange loss/(gain)	22,683	(15,163)
Amortization	23,572	21,796
Other	171,133	140,034

	$5,390,038	$2,099,774

16.	Financial instruments:

(a)	Fair values of financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amount due to related party. The fair value of these financial instruments approximate their carrying values due to their relative short term to maturity.

The carry value of the bank loan approximates fair value as the interest rate fluctuates with market conditions.

(b)	Foreign currency risk:

Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and, accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations. The Company does not have foreign currency derivative instruments in place.

(c)	Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. As at December 31, 2007, one customer represented 100% of outstanding trade accounts receivable (2006 – 100%).

(d)	Interest rate risk:

The interest rate of the Company’s bank loan is at the floating 30 day Libor rate plus 1.50% and, therefore, the Company is exposed to interest rate cash flow risk.

17.	Recent accounting pronouncements:

(a)	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s financial statements.

(b)	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. The adoption of SFAS 156 did not have a material impact on the Company’s financial statements.

(c)	In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 is effective as of the beginning of the first fiscal year that begins after December 15, 2006. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

(d)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the US, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 but does not expect that it will have a material impact on the financial statements.

(e)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 but does not expect that it will have a material impact on the financial statements.