Form 10-Q
period 2008-03-31
BRAINTECH INC
filed 2008-05-14
CIK 1015715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ENDED March 31, 2008

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

(604) 988-6440

(registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐

As of May 13, 2008, 45,797,335 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

Braintech, Inc.

Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i)	Condensed Consolidated Balance sheets as at March 31, 2008 (unaudited) and December 31, 2007;

(ii)	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007;

(iii)	Condensed Consolidated statement of Stockholders’ Deficiency (unaudited) for the three months ended March 31, 2008;

(iv)	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007; and

(v)	Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2008 and 2007.

BRAINTECH, INC.

Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$945,221	$921,367
Accounts receivable	1,300,602	1,239,106
Inventory	10,473	8,680
Prepaid expenses	44,715	60,721

	2,301,011	2,229,874

Fixed assets	56,712	47,468

	$2,357,723	$2,277,342

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$247,108	$106,588
Accrued liabilities	665,419	610,001
Deferred leasehold inducements (note 3)	8,594	14,327
Deferred revenue (note 4)	769,288	622,971
Due to related party	123,072	126,558
Bank loan (note 5)	1,722,837	2,052,837

	3,536,318	3,533,282

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 45,797,335 shares	45,797	45,797
(December 31, 2007 – 45,797,335)
Additional paid-in capital	29,573,524	29,485,476
Accumulated deficit	(30,797,916)	(30,787,213)

	(1,178,595)	(1,255,940)

	$2,357,723	$2,277,342

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Three Months ended March 31
	2008	2007
Sales	$1,105,965	$668,372
Cost of sales	117,199	44,041

Gross margin	988,766	624,331

Operating expenses:
Research and development	175,132	144,364
Selling, general and administrative	792,701	803,612

	967,833	947,976

Operating income/(loss)	20,933	(323,645)

Non-operating:
Interest income	221	545
Financing expenses
Interest on bank loan	(25,902)	(39,785)
Bank loan guarantee expenses	(5,955)	(6,727)
Fair value of equity issued as compensation to bank loan guarantors	—	(547,241)
Fair value of equity issued as compensation for financing services	—	(90,000)

	(31,636)	(683,208)

Net loss and comprehensive loss for the period	$(10,703)	$(1,006,853)

Loss per share information:
Basic and diluted	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	45,497,335	32,527,823

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Common stock				Total stockholders’ equity (deficit)
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit
Balance, December 31, 2007	45,797,335	$45,797	$29,485,476	$(30,787,213)	$(1,255,940)

Fair value of stock options expensed			88,048	—	88,048
Loss for the period	—	—	—	(10,703)	(10,703)

Balance, March 31, 2008	45,797,335	$45,797	$29,573,524	$(30,797,916)	$(1,178,595)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

	Three months ended March 31
	2008	2007
Cash flows from operations:
Loss for the period	$(10,703)	$(1,006,853)
Items not involving cash:
Amortization	8,594	4,392
Shares issued for services rendered	—	95,400
Stock option expense	88,048	413,754
Fair value of warrants and common shares issued as compensation to loan guarantors	—	547,241
Changes in non-cash operating working capital:
Accounts receivable	(61,496)	316,498
Inventory	(1,793)	(5,718)
Prepaid expenses	16,006	(6,128)
Accounts payable and accrued liabilities	195,938	(165,186)
Due to related party	(3,486)	662
Deferred leasehold inducements	(5,733)	(4,291)
Deferred revenue	146,317	92,869

Net cash provided by operations	371,692	282,640

Cash flows from investments:
Purchase of fixed assets	(17,838)	(8,487)

Net cash used in investments	(17,838)	(8,487)

Cash flows from financing:
Common shares issued, net of issue costs	—	173,500
Repayment of bank loan	(330,000)	(70,000)

Net cash provided by (used in) financing	(330,000)	103,500

Increase in cash and cash equivalents	23,854	377,653
Cash and cash equivalents, beginning of period	921,367	16,950

Cash and cash equivalents, end of period	$945,221	$394,603

Supplemental information:
Non-cash financing:
Shares issued for services rendered	$—	95,400
Shares and warrants issued to bank loan guarantors	$—	$547,241

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

1.	Description of business and future operations:

Braintech, Inc. (the “Company”), together with its wholly owned subsidiaries, is a high tech software company, developing advanced software for the vision guidance of robotic systems. All sales of its products and services are made in this industry segment. In the three months ended March 31, 2008, 100% of sales revenue was generated from ABB Inc. (“ABB”), and for the three months ended March 31, 2007, 98% of sales revenue was generated from ABB.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to pay ongoing cash operating expenses throughout 2008.

There can be no assurance that an equity financing can be obtained as anticipated and there can be no assurance that revenue from ABB will increase as anticipated. If the Company cannot do either, there is a risk that the business will fail. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of presentation:

(a)	Unaudited financial information:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007, as filed in its annual report on Form 10-KSB.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

2.	Basis of presentation (continued):

(b)	Principals of consolidation:

These condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Braintech Canada, Inc. All material inter-company balances and transactions have been eliminated.

(c)	Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates relate to the impairment of assets and rates for amortization, amount of income tax balances, the valuation of accrued liabilities, and the calculation of stock-based compensation. Actual amounts may differ from these estimates.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

2.	Basis of presentation (continued):

(d)	Stock based compensation (continued):

The weighted average fair value of stock options granted during the three months ended March 31, 2007 was $0.27 per option. No options were granted during the three months ended March 31, 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

	Three Months Ended
	March 31, 2008	March 31, 2007
Expected life (years)	N/A	2.0
Risk free interest rate	N/A	4.59%
Expected volatility	N/A	165%
Dividend yield	N/A	0%

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

In applying the modified prospective application method for the three month periods ended March 31, 2008 and 2007, the Company recorded stock-based compensation totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previous amounts have not been restated. Accordingly, the Company recorded stock-based compensation related to stock options of $88,048 for the three month period ended March 31, 2008 and stock-based compensation related to stock options of $413,755 for the three month period ended March 31, 2007.

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

As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $626,143 (2007 – $90,357) and will be recognized over an estimated weighted average amortization period of 1.38 years (2007 – 1.39 years).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

2.	Basis of presentation (continued):

(e)	Deferred leasehold inducements:

Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

(f)	Loss per share:

Loss per share is calculated based on the weighted average number of common shares outstanding.

As the effect of all outstanding stock options (note 7) and share purchase warrants (note 8) is anti-dilutive, diluted loss per share does not differ from basic loss per share.

The number of shares used to calculate loss per share for the three month periods ended March 31, 2008 and 2007 was reduced by 300,000 shares in each period for shares issued and held by the Company.

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

3.	Deferred leasehold inducements:

	Three Months Ended March 31
	2008	2007
Balance, beginning of period	$14,327	$30,155
Amortization	(5,251)	(4,501)
Foreign exchange adjustment	(482)	210

Balance, end of period	$8,594	$25,864

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited – Prepared by Management)

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

4.	Deferred revenue:

	Three Months Ended March 31
	2008	2007
Balance, beginning of period	$622,971	$197,383
Revenue invoiced and deferred for future recognition	176,565	111,863
Previously deferred revenue recognized in current period	(30,248)	(18,994)
Balance, end of period	$769,288	$290,252

5.	Bank loan and loan guarantee:

On October 23, 2006 the Company completed a transaction redeeming all of the outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 was obtained from the Royal Bank of Canada. The loan was repayable as to interest only at the floating 30 day Libor rate plus 1.50% until June 30, 2007. Monthly principal payments plus interest at the floating 30 day Libor rate plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to May 31, 2008, $110,000; June 30, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. The Company’s management anticipates that, unless business expands significantly, the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement will provide sufficient cash flow to service these interest and principal payments.

The Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit to the bank and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two shares of the common stock of the Company, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. A general security agreement covering all of the Company’s real, personal and intangible property has been pledged as security to the LC Providers.

A total of $2,450,000 letters of credit have been obtained to secure the bank loan and accordingly the Company has issued 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50. As further compensation, the exercise price of 332,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.

BRAINTECH, INC.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

5.	Bank loan and loan guarantee (continued):

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

The agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement. The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions. Upon review, it was determined that the penalty provision clauses applied and the Company agreed to issue one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006. On August 10, 2007, we issued 1,625,000 common shares at a deemed price of $0.48 per share.

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral. As compensation for pledging the cash collateral, on March 22, 2007 the Company issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 for a period of three years. On March 22, 2007 we recorded as an expense, $36,000 on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two years. As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor was reduced from $0.60 to $0.30 per share and the term of those warrants was extended by 36 months to expire January 18, 2011.

BRAINTECH, INC.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

6.	Common stock:

(a)	During the three month period ended March 31, 2008, no common shares were issued. As at March 31, 2008, 45,797,335 common shares were issued.

(b)	Bonus stock and bonus stock option incentive plan:

At a meeting of the Board of Directors held October 22, 2007, the Company approved the Bonus Stock and Bonus Stock Option Plan (the “Bonus Plan”). The Bonus Plan provides for the issuance of common stock of the Company (“Bonus Stock”) and options to acquire common stock of the Company (“Bonus Stock Options”) to the participants upon the Company reaching certain identifiable milestones in its business plan. The aggregate amount of shares that may be issued under the Bonus Plan shall not exceed 30 million shares. The aggregate amount of shares to be issued as Bonus Stock shall not exceed 20 million shares and the aggregate amount of shares to be issued pursuant to the exercise of Bonus Stock Options shall not exceed 10 million shares.

On October 29, 2007, the Company issued 1,000,000 shares of Bonus Stock for the purchase price of $0.01 per shares to the Company’s recently appointed Chief Executive Officer (“CEO”). The Company recorded an expense of $430,000 relating to the issuance of these shares. The Company also issued to the CEO 7,000,000 shares of Bonus Stock for the purchase price of $0.01 per share and in accordance with the terms of his employment agreement, these shares are being held in escrow pending completion of eight individual milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.43 per share. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

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

7.	Stock options:

The Company has reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan. Subject to the requirements of any stock exchange on which the Company’s shares are listed, the Company’s Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 Stock Option Plan and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 Stock Option Plan and 2007 Stock Option Plan. The Company’s board of directors has granted the Company’s Chief Executive Officer authority to grant awards pursuant to the 2000 Stock Option Plan, 2003 Stock Option Plan and 2007 Stock Option Plan. The Company has also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 6(b)). The Company’s Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

BRAINTECH, INC.

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2008 and 2007

7.	Stock options (continued):

During the three month period ended March 31, 2008 no stock options were granted, no stock options were exercised, no stock options expired and no stock options were forfeited. As at March 31, 2008, 13,092,000 stock options were outstanding with a weighted average exercise price of $0.43 and a weighted average remaining contractual life of 4.11 years (December 31, 2007 – 4.36 years). Of those stock options outstanding as at March 31, 2008, 11,272,000 are exercisable (December 31, 2007 – 11,224,500), having a weighted average exercise price of $0.43 (December 31, 2007 – $0.43).

8.	Share purchase warrants:

During the three month period ended March 31, 2008 no share purchase warrants were issued, no share purchase warrants were exercised and no share purchase warrants expired. As at March 31, 2008, 25,177,179 share purchase warrants were outstanding with a weighted average exercise price of $0.34 and a weighted average remaining contractual life of 3.80 years (December 31, 2007 – 4.05 years).

Of the share purchase warrants outstanding at March 31, 2008, 5,961,324 were held by the Company’s former CEO and 3,611,250 were held by the Company’s newly appointed CEO.

9.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2008	$90,535

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We intend that certain matters discussed in this report are “Forward-Looking Statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “forecasts”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continues” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report. You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management Discussion and Analysis or Plan of Operation” and the audited consolidated financial statements and related notes included in our annual report filed on Form 10-KSB for the year ended December 31, 2007 and the disclosures under the heading “Risk Factors” in the Form 10-KSB as well as other reports and filings made with the Securities and Exchange Commission.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report.

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term “Braintech” refers to Braintech, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Braintech, Inc. and its wholly-owned subsidiaries.

Overview

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

We were incorporated in Nevada on March 4, 1987, and since January 3, 1994 our corporate name has been Braintech, Inc. Our principal executive offices are located at Unit 102, 930 West 1st Street, North Vancouver, British Columbia, Canada V7P 3N4. Our telephone number is (604) 988-6440 and our Internet address is www.braintech.com.

We have four wholly-owned subsidiaries: Braintech Canada, Inc., a British Columbia corporation, Braintech Government & Defense, Inc., a Delaware corporation, Braintech Consumer & Service, Inc., a Delaware corporation, and Braintech Industrial, Inc., a Delaware corporation. Braintech Canada, Inc. carries out our research and development activities, and employs a majority of our technical personnel. We anticipate that all management functions will be employed by Braintech, Inc. and will be located in Washington, D.C. by the end of the third quarter of 2008. In the first quarter of 2008, we incorporated the three other operating subsidiaries in order to get closer to the customer and to develop new business in the industrial, government, and consumer markets.

We generate the majority of our revenues from the sale of robotic vision software that we have developed. Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions. We have generated total revenues, from the inception of our current operations on January 3, 1994 to March 31, 2008, in the amount of $8,988,746.

We have incurred aggregate net losses of $30,797,916 during the period from the inception of our current operations on January 3, 1994 through March 31, 2008. We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three month period ended March 31, 2008 from our disclosure in our Annual Report on Form 10-KSB for the year ended December 31, 2007. For a discussion of our critical accounting policies, please see our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Results of Operations

The following table sets forth, for the indicated period, data as percentages of revenue:

	Three Months Ended
	March 31 2008	March 31 2007
Statement of Operations Data:
Sales	100.00%	100.00%
Cost of sales	(10.60)	(6.59)

Gross profit	89.40	93.41
Research and development	(15.84)	(21.60)
Selling, general and administration	(71.67)	(120.23)

Operation income/(loss)	1.89	(48.42)
Interest and financing expenses	(2.88)	(102.30)
Other income (expense), net	0.02	0.08

Income/(loss) for the period	(0.97)	(150.64)

Three Month Period March 31, 2008 Compared with the Three Month Period Ended March 31, 2007

Sales

Three Months Ended
March 31 2008	March 31 2007	% Change
$1,105,965	$668,372	65.4%

Our increase in sales year over year is attributable to the increase in the ABB, Inc. minimum purchase guarantee in accordance with the terms of the Exclusive Global Channel Partner Agreement. During the three month period ended March 31, 2008, we invoiced $1,247,000 for software licenses delivered for installation in manufacturing plants. Of this amount, we deferred $176,565 for future recognition in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2. During the three months ended March 31, 2008, we also recorded $5,282 for engineering and other services and $30,248 of previously deferred revenue. In comparison, during the three month period ended March 31, 2007, we invoiced $751,277 for software licenses delivered for installation in manufacturing plants. Of this amount, we deferred $111,863 for future recognition in accordance with SOP 97-2. During the three months ended March 31, 2007, we also recorded $7,480 for engineering and other services and $21,479 of previously deferred revenue.

Research and Development Expenses

Three Months Ended
March 31 2008	March 31 2007	% Change
$175,132	$144,364	21.3%

Research and development expenditures increased $30,768, or 21.3%, to $175,132 for the three month period ended March 31, 2008, from $144,364 for the three month period ended March 31, 2007. The increase was mainly due to the increase in our research and development staff of one individual, an increase in the amount of stock option expense allocated to research and development and an increase in laboratory expenses. The increase in expenditure was partially offset by an increase in the

Precarn funding grant received. Precarn is an independent not-for-profit company, funded by several Canadian Government agencies, that provides research grants for Canadian entities engaged in the research and development of intelligent information and communications technologies. During the three month period ended March 31, 2007 we received a grant of $22,827 compared to a grant of $40,190 received during the three month period ended March 31, 2008.

Selling, General and Administrative Expenses

Three Months Ended
March 31 2008	March 31 2007	% Change
$792,701	$803,612	(1.4)%

Selling, general and administration (SG&A) expenses decreased $10,911, or 1.4%, to $792,701 for the three month period ended March 31, 2008, from $803,612 for the three month period ended March 31, 2007. The decrease was mainly due to the decrease in the amount of stock option expense allocated to SG&A. During the three month period ended March 31, 2007, we recorded $409,483 in stock option expenses compared to $78,256 during the three month period ended March 31, 2008. Offsetting the decrease in stock option expense was an increase in wages and benefits cost of approximately $140,000 resulting from an increase in our administrative staff of three individuals. Also offsetting the decrease in stock option expense was an increase of approximately $60,000 in legal and accounting fees, an increase in trade show and marketing expenses of approximately $91,500 and an increase in office and miscellaneous expenses of approximately $29,000.

Interest and Financing Expenses

Three Months Ended
March 31 2008	March 31 2007	% Change
$31,857	$683,753	(95.3)%

Interest and financing expenses decreased $651,896, or 95.3%, to $31,857 for the three month period ended March 31, 2008, from $683,753 for the three month period ended March 31, 2007. The decrease was mainly due to certain financing expenses incurred in 2007 for which there was no corresponding expense in 2008. These 2007 expenses include $547,241 for the fair value of equity issued as compensation to the bank loan guarantors and $90,000 for the fair value of equity issued as compensation for financing services. The interest on the bank loan decreased $13,883 to $25,902 for the three month period ended March 31, 2008, from $39,785 for the three month period ended March 31, 2007. The decrease was mainly due to the reduction in the principal amount of the bank loan from $2,402,837 on March 31, 2007 to $1,722,837 on March 31, 2008 and due to the slight reduction in the interest rate.

Liquidity and Capital Resources

Cash Flows

During the three month period ended March 31, 2008, we financed our research and development activities, our selling, general and administrative activities, our investment in fixed assets, and the repayment of our bank loan using cash provided by our operations. At March 31, 2008 we had cash and cash equivalents of $945,221, an increase from $921,367 as of December 31, 2007.

Operating activities provided cash of $371,692 for the three month period ended March 31, 2008 in comparison to $282,640 for the three month period ended March 31, 2007. Cash provided by operating activities during the three months ended March 31, 2008 resulted from a net loss of $10,703, an increase in current liabilities of $186,719, an increase in deferred revenue of $146,317, non-cash amortization expenses of $8,594 and non-cash stock option expenses of $88,048, off set by a decrease in current assets of $47,283.

Investing activities used cash of $17,838 during the three month period ended March 31, 2008 in comparison to $8,487 during the three month period ended March 31, 2007. Cash used for investing activities during both periods resulted primarily from purchases of computer hardware, computer software and other furniture and fixtures.

Financing activities provided cash of $173,500 as a result of selling shares of our common stock during the three month period ended March 31, 2007. Financing activities used cash of $330,000 during the three month period ended March 31, 2008 in comparison to $70,000 during the three month period ended March 31, 2007 for repayment of the bank loan.

We estimate that, at our current level of operation, our cash expenses are approximately $350,000 per month. We base this estimate on the following data:

•

As at April 28, 2008, we had 23 employees and our salary costs are approximately $200,000 per month. For the three month period ended March 31, 2008, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $150,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next three months.

•	We do not expect to incur significant capital expenditures during 2008 unless they result from an increase in our level of operation.

We expect that interest payments on our bank loan will total approximately $55,000 during the remainder of the year ending December 31, 2008 and that the bank loan principal payments will be $1,722,837. We anticipate paying off the bank loan by December 31, 2008.

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of $5,500,000 for the year ended December 31, 2008. At our current level of operations, the 2008 minimum purchase guarantee would result in positive cash flow from operations for the year ended December 31, 2008. However, it is management’s intention to expand our business by developing products and services suitable for the consumer robotics market and the government and military markets. The full cost of expanding into these markets has not been determined but it is expected that some form of equity financing will be required to finance the expanded operations and to fund the bank loan repayment.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”), issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are assessing the potential impact that the adoption of SFAS 161 may have on our financial statements.

During the first quarter of fiscal 2008, we adopted the following accounting standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and as such, we adopted these provisions effective January 1, 2008. SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value and include unrealized gains and losses in net income rather than equity. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. We did not elect to apply the fair value option to any of our financial instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable. The Company is a smaller reporting company, and smaller reporting companies are not required to file the quantitative and qualitative disclosures about market risk.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Company’s principal executive officer and our Company’s principal financial and accounting officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management identified no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any material, active or pending legal proceedings against us, nor are we involved as plaintiff in any material proceeding or pending litigation. We are not aware of any proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-KSB. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

On May 12, 2008, the Company and Rick Weidinger, the Chief Executive Officer of the Company, entered into a First Amendment to Executive Employment Agreement (the “First Amendment”), which became effective as of such date, which amends that certain Executive Employment agreement with Stock Purchase and Stock Option Provisions dated as of October 22, 2007 (the “Employment Agreement”). At a board meeting held on March 12, 2008, the board of directors authorized the Company to enter into the First Amendment. The First Amendment amends Appendix I - Executive Bonus Securities Compensation Structure of the Employment Agreement by updating the milestones pursuant to which Mr. Weidinger shares of bonus stock and stock options will vest. Under the Employment Agreement, Mr. Weidinger is entitled to receive shares of the Company’s common stock and stock options for shares of the Company’s common stock, dependent upon the passage of certain milestones. The First Amendment includes the following milestones: (i) the six month anniversary of the Employment Agreement; (ii) the renewal of a certain agreement with ABB, Inc. or another strategic agreement with an industrial company; (iii) the establishment of a strategic relationship with a government or government contractor; (iv) the establishment of a strategic relationship with a company in the consumer/service space; (v) the establishment of an executive office in the Washington, DC metropolitan area (including Washington, DC, Virginia or Maryland); and (iv) the closing of a certain funding. Furthermore, the First Amendment provides that upon a change of control of the Company, all unvested bonus stock and stock options shall immediately vest. All other terms of the Employment Agreement remain the same.

Item 6.	Exhibits

The following is an index of the exhibits included in this report or incorporated herein by reference.

Exhibits

Number	Exhibit
3.1(2)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2(1)	By-Laws of the Company

3.3(3)	Amendment to By-Laws of the Company

10.1*	Amendment No. 1 dated May 12, 2008 to the Executive Employment Agreement dated October 22, 2007 between Braintech, Inc. and Frederick Weidinger

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)	Exhibit incorporated by reference to Form 10-SB filed on September 25, 1998.
(2)	Exhibit incorporated by reference to Form S-1 filed on May 2, 2001.
(3)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC. (the Registrant)

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	May 14, 2008
Frederick Weidinger	(Principal Executive Officer)