Form 10-Q
period 2008-06-30
BRAINTECH INC
filed 2008-08-19
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the QUARTERLY PERIOD ENDED June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______to

Commission File Number 000-24911

BRAINTECH, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0168932 (I.R.S. Employer Identification No.)

#102 - 930 West 1st Street
North Vancouver, B.C. Canada
V7P 3N4
(Address of principal executive offices)
(604) 988-6440
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Accelerated filer ☐	Large accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐

As of August 18, 2008, there were 48,797,335 shares of the registrant’s common stock, par value $.001 per share, outstanding.

Braintech, Inc.
Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i)	Condensed Consolidated Balance sheets as at June 30, 2008 (unaudited) and December 31, 2007;

(ii)	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007;

(iii)	Condensed Consolidated statement of Stockholders’ Deficiency (unaudited) for the six months ended June 30, 2008;

(iv)	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007; and

(v)	Notes to Condensed Consolidated Financial statements (unaudited) for the six months ended June 30, 2008 and 2007.

Condensed Consolidated Financial Statements
(Expressed in United States dollars)
BRAINTECH, INC.

Six months ended June 30, 2008 and 2007
Three months ended June 30, 2008 and 2007
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$980,495	$921,367
Accounts receivable	1,332,674	1,239,106
Promissory note receivable (note 10)	100,000	-
Inventory	17,763	8,680
Prepaid expenses	30,804	60,721
	2,461,736	2,229,874

Fixed assets	49,040	47,468

	$2,510,776	$2,277,342

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$339,228	$106,588
Accrued liabilities	729,345	610,001
Deferred leasehold inducements (note 3)	3,479	14,327
Deferred revenue (note 4)	921,628	622,971
Due to related party	124,067	126,558
Promissory notes payable (note 10)	100,000	-
Bank loan (note 5)	1,392,837	2,052,837
	3,610,584	3,533,282

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 45,797,335 shares	45,797	45,797
(December 31, 2007 – 45,797,335)
Additional paid-in capital	30,963,795	29,485,476
Accumulated deficit	(32,109,400)	(30,787,213)
	(1,099,808)	(1,255,940)

	$2,510,776	$2,277,342

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007

Sales	$2,206,370	$1,268,934	$1,100,406	$600,562
Cost of sales	220,313	99,893	103,115	55,852

Gross margin	1,986,057	1,169,041	997,291	544,710

Operating expenses:
Research and development	313,099	289,220	137,967	144,856
Selling, general and administration	2,967,853	1,509,660	2,150,300	706,048
	3,280,952	1,798,880	2,288,267	850,904

Operating loss	(1,294,895)	(629,839)	(1,290,976)	(306,194)

Non-operating:
Interest income	463	589	243	44
Gain on settlement of debt	25,750	-	-	-
Financing expenses
Interest on bank loan	(41,967)	(89,858)	(16,065)	(50,072)
Fair value of equity issued as
compensation to bank loan guarantors	-	(1,424,741)	-	(877,500)
Bank loan guarantee expenses	(11,538)	(7,039)	(5,584)	(313)
Fair value of equity issued as
compensation for financing services	-	(90,000)	-	-
	(27,292)	(1,611,049)	(21,406)	(927,841)

Net loss and comprehensive loss for the period	$(1,322,187)	$(2,240,888)	$(1,312,382)	$(1,234,035)

Loss per share information:
Basic and diluted	$(0.03)	$(0.07)	$(0.03)	$(0.04)

Weighted average number of
Common shares outstanding	45,497,335	33,152,054	45,497,335	33,771,206

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)
Balance, December 31, 2007	45,797,335	$45,797	$29,485,476	$(30,787,213)	$(1,255,940)

Fair value of stock options expensed			188,319	-	188,319
Fair value of shares earned pursuant to the
bonus stock plan			1,290,000		1,290,000
Loss for the period	-	-	-	(1,322,187)	(1,322,187)

Balance, June 30, 2008	45,797,335	$45,797	$30,963,795	$(32,109,400)	$(1,099,808)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six months ended June 30
	2008	2007

Cash flows from operations:
Loss for the period	$(1,322,187)	$(2,240,888)
Items not involving cash:
Amortization	17,022	9,245
Shares issued for services rendered	-	95,400
Stock option expense	188,319	542,972
Fair value of warrants and common shares issued and to
be issued as compensation to loan guarantors	-	1,424,741
Fair value of shares earned pursuant to the
bonus stock plan	1,290,000	-
Changes in non-cash operating working capital:
Accounts receivable	(93,568)	486,828
Inventory	(9,083)	5,519
Prepaid expenses	29,917	3,315
Accounts payable and accrued liabilities	351,984	(41,396)
Due to related party	(2,491)	7,368
Deferred leasehold inducements	(10,848)	(6,913)
Deferred revenue	298,657	186,340
Net cash provided by operations	737,722	472,531

Cash flows from investments:
Promissory note receivable	(100,000)	-
Purchase of fixed assets	(18,594)	(16,334)
Net cash used in investments	(118,594)	(16,334)

Cash flows from financing:
Common shares issued, net of issue costs	-	536,180
Promissory notes payable	100,000	-
Repayment of bank loan	(660,000)	(70,000)
Net cash provided by (used in) financing	(560,000)	466,180

Increase in cash and cash equivalents	59,128	922,377

Cash and cash equivalents, beginning of period	921,367	16,950

Cash and cash equivalents, end of period	$980,495	$939,327

Supplemental information:
Non-cash financing:
Shares issued for services rendered	$-	95,400
Shares and warrants issued to bank loan guarantors	$-	$1,424,741

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

1.	Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiaries is a high tech development company, developing advanced software for the vision guidance of robotic systems.  All sales of its products and services are made in this industry segment.  In the six months ended June 30, 2008, 100% of sales revenue was generated from ABB Inc. (“ABB”), and for the six months ended June 30, 2007, 99% of sales revenue was generated from ABB.

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

Based on its current financial position, the Company believes that its present and anticipated cash resources from operations and equity financing will be sufficient to satisfy its current liabilities and pay ongoing cash operating expenses throughout 2008.

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

Six months ended June 30, 2008 and 2007

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

2.	Basis of presentation (continued):

	(d)	Stock based compensation (continued):

The weighted average fair value of stock options granted during the six months ended June 30, 2008 was $0.29 per option (2007 - $0.34).  The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

	Six Months Ended
	June 30, 2008	June 30, 2007
Expected life (years)	2.0	2.0
Risk free interest rate	1.80%	4.69%
Expected volatility	179%	167%
Dividend yield	0%	0%

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

In applying the modified prospective application method for the six month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123.  Previous amounts have not been restated.  Accordingly, the Company recorded stock-based compensation related to stock options of $188,319 for the six month period ended June 30, 2008 and stock-based compensation related to stock options of $542,972 for the six month period ended June 30, 2007.

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

As of June 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $599,591 (2007 - $324,157) and will be recognized over an estimated weighted average amortization period of 1.19 years (2007 – 1.44 years).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

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

The number of shares used to calculate loss per share for the six month periods ended June 30, 2008 and 2007 was reduced by 300,000 shares in each period for shares issued and held by the Company.

	(g)	Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.  The Company’s revenue recognition policies are in conformity with the AICPA’s Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”.

Cash received or accounts receivable recorded in advance of meeting the revenue recognition criteria are recorded as deferred revenue and the costs related to that revenue are recorded as deferred costs.

3.	Deferred leasehold inducements:

	Six Months Ended June 30
	2008	2007
Balance, beginning of period	$14,327	$30,155
Amortization	(10,473)	(9,297)
Foreign exchange adjustment	(375)	2,384
Balance, end of period	$3,479	$23,242

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

4.	Deferred revenue:

	Six Months Ended June 30
	2008	2007
Balance, beginning of period	$622,971	$197,383
Revenue invoiced and deferred for future recognition	361,255	227,730
Previously deferred revenue recognized in current period	(62,598)	(41,390)
Balance, end of period	$921,628	$383,723

5.	Bank loan and loan guarantee:

On October 23, 2006 the Company completed a transaction redeeming all of the outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 was obtained from the Royal Bank of Canada. The loan was repayable as to interest only at the floating 30 day Libor rate plus 1.50% until June 30, 2007.  Monthly principal payments plus interest at the floating 30 day Libor rate plus 1.50% are due as follows: June 30, 2007 to December 31, 2007, $70,000; January 31, 2008 to June 30, 2008, $110,000; July 31, 2008 to November 30, 2008, $195,000; December 31, 2008, remaining balance due. The Company’s management anticipates that, unless business expands significantly, the minimum purchases guaranteed in accordance with the ABB Exclusive Global Channel Partner Agreement will provide sufficient cash flow to service these interest and principal payments.

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

Six months ended June 30, 2008 and 2007

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

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral.  As compensation for pledging the cash collateral, on March 22, 2007 the Company issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 for a period of three years. On March 22, 2007 the Company recorded as an expense, $36,000 on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two years.  As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor was reduced from $0.60 to $0.30 per share and the term of those warrants was extended by 36 months to expire January 18, 2011.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

6.	Common stock:

	(a)	During the six month period ended June 30, 2008, no common shares were issued. As at June 30, 2008, 45,797,335 common shares were issued.

	(b)	Bonus stock and bonus stock option incentive plan:

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

On October 29, 2007, the Company issued 1,000,000 shares of Bonus Stock for the purchase price of $0.01 per share to the Company’s CEO. The Company recorded an expense of $430,000 relating to the issuance of these shares. The Company also issued to the CEO 7,000,000 shares of Bonus Stock for the purchase price of $0.01 per share and in accordance with the terms of his employment agreement, these shares were placed in escrow pending completion of eight individual milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.43 per share. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

At a meeting held March 12, 2008, the Directors approved a resolution amending the employment agreement to alter the individual milestones and escrow restrictions to more closely conform to the Company’s current objects and strategic plan.  The number of milestones the CEO needs to achieve in order to fully vest all Bonus Stock and Bonus Stock Options is now six. Under certain conditions, all unvested Bonus Stock and Bonus Stock Options would vest immediately.

On May 1, 2008, Milestone #1 was achieved and, accordingly, 1,000,000 shares of Bonus Stock were released from escrow and the Company recognized an expense of $430,000.  Milestone #1 was the six month anniversary of the CEO’s employment.

On June 25, 2008, Milestone #3 was achieved and, accordingly, 2,000,000 shares of Bonus Stock were released from escrow and the Company recognized an expense of $860,000.  Milestone #3 was the establishment of a new strategic relationship in a specified industry.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

6.	Common stock (continued):

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

7.	Stock options:

A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	average
	of shares	exercise price

Balance, December 31, 2007	13,092,000	$0.43
Options granted	250,000	$0.37
Options exercised	-	-
Vested options expired	(190,000)	$0.49
Unvested options forfeited	-	-

Balance, June 30, 2008	13,152,000	$0.43

Of those outstanding at June 30, 2008, 11,329,500 are exercisable (December 31, 2007 – 11,224,500), having a weighted average exercise price of $0.43 (December 31, 2007 - $0.43).

The outstanding options as at June 30, 2008 have a weighted average remaining contractual life of 3.85 years (December 31, 2007 – 4.36 years)

The Company has reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan.  Subject to the requirements of any stock exchange on which the Company’s shares are listed, the Company’s Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 plan and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans.  The Company’s board of directors has granted the Company’s Chief Executive Officer authority to grant awards pursuant to the 2000 Stock Option Plan, 2003 Stock option Plan and 2007 Stock Option Plan.  The Company has also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 6(b)). The Company’s Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

8.	Share purchase warrants:

During the six month period ended June 30, 2008 no share purchase warrants were issued, no share purchase warrants were exercised and no share purchase warrants expired. As at June 30, 2008, 25,177,179 share purchase warrants were outstanding with a weighted average exercise price of $0.34 and a weighted average remaining contractual life of 3.55 years (December 31, 2007 – 4.05 years).

Of the share purchase warrants outstanding at June 30, 2008, 5,961,324 were held by the Company’s former CEO and 3,611,250 were held by the Company’s current CEO.

9.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2008	$66,762
2009	131,906
2010	144,849
2011	144,642
2012	141,269
$629,428

10.	Subsequent event:

On August 12, 2008, the Company acquired 100% of the outstanding shares of SHAFI, Inc. and 80% of the shares of SHAFI Innovation, Inc. (together “Shafi”) from Adil Shafi pursuant to a Share Purchase Agreement (“Shafi Purchase Agreement”).  Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. (the “Closing Purchase Shares”) paid at the closing of the acquisition (“Shafi Closing”) and 1,000,000 shares of Braintech, Inc. common stock payable quarterly over the next 12 months upon the achievement of specified performance criteria (the “Contingent Purchase Shares”). The performance criteria includes certain revenue related goals of $2.85 million, comprised of $450,000 during the quarter ending December 31, 2008, $900,000 during the quarter ending March 31, 2009 and $1.5 million during the quarter ending June 30, 2009.  This $2.85 million in revenue related goals for the period ending with the second quarter of 2009 are separate from the $3.7 million in revenue related goals for the third and fourth quarters of 2009 under a separate employment agreement the Company entered into with Mr. Shafi in connection with the acquisition.  The aggregate revenue related goals with respect to the Contingent Purchase Shares and the stock options that may be earned under Mr. Shafi’s employment agreement is $6.55 million for the quarter ending December 31, 2008 through the quarter ending December 31, 2009.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2008 and 2007

10.	Subsequent event (continued):

The Closing Purchase Shares and Contingent Purchase Shares are subject to a lock-up agreement that restricts the sale thereof for 6 months and thereafter places volume restrictions on the number of such shares that may be sold during any weekly period.  In addition, the Contingent Purchase Shares, as and when earned, will be placed in escrow during the 12 months following the Shafi Closing to serve as a fund against which indemnification claims of the Company under the Shafi Purchase Agreement may be made. The Company also agreed to register for resale the shares of Company common stock paid to Adil Shafi and to cause the related registration statement to be effective not later than six months after the Shafi Closing.  Mr. Shafi’s sales under the registration statement will be subject to compliance with his lock-up agreement.

As part of the Shafi acquisition, the parties agreed that any debt of Shafi in excess of certain identified debt would be fully and timely satisfied by Adil Shafi without liability to the Company or the Shafi companies.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to Shafi to meet its working capital needs.  This advance was secured by all of the assets of Shafi, and was memorialized at the Shafi Closing by a demand promissory note bearing an annual interest rate of 2.54%.

In order to finance the $100,000 advance, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum and for repayment within 14 days of the Company receiving funding from a financing greater than $1,000,000 or after June 6, 2009, whichever comes first.  The promissory notes also provide that upon completion of the Shafi acquisition, each of the promissory note holders will be issued 50,000 common share purchase warrants.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.

Item 2.                      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  We intend that certain matters discussed in this report are “Forward-Looking Statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements deal with our current plans, intentions, beliefs and expectations and relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continues” or the negative of these terms or other comparable terminology.

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

We have four wholly-owned subsidiaries: Braintech Canada, Inc., a British Columbia corporation, Braintech Government & Defense, Inc., a Delaware corporation, Braintech Consumer & Service, Inc., a Delaware corporation, and Braintech Industrial, Inc., a Delaware corporation.  Braintech Canada, Inc. carries out our research and development activities, and employs a majority of our technical personnel.  We anticipate that all management functions will be employed by Braintech, Inc. and will be located in Washington, D.C. by the end of the third quarter of 2008.  In the first quarter of 2008, we incorporated the three other operating subsidiaries in order to get closer to the customer and to seek to develop new business in the industrial, government, and consumer markets.

We generate the majority of our revenues from the sale of robotic vision software that we have developed.  Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions.  We have generated total revenues, from the inception of our current operations on January 3, 1994 to June 30, 2008, in the amount of $10,089,152. For the six month period ended June 30, 2008, operating activities provided cash of $737,722.

We have incurred aggregate net losses of $32,109,400 during the period from the inception of our current operations on January 3, 1994, to June 30, 2008.  We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Recent Development

On August 12, 2008, the Company acquired 100% of the outstanding shares of SHAFI, Inc. and 80% of the shares of SHAFI Innovation, Inc. (together “Shafi”) from Adil Shafi pursuant to a Share Purchase Agreement (“Shafi Purchase Agreement”).  Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. (the “Closing Purchase Shares”) paid at the closing of the acquisition (“Shafi Closing”) and 1,000,000 shares of Braintech, Inc. common stock payable quarterly over the next 12 months upon the achievement of specified performance criteria (the “Contingent Purchase Shares”).  The performance criteria includes certain revenue related goals of $2.85 million, comprised of $450,000 during the quarter ending December 31, 2008, $900,000 during the quarter ending March 31, 2009 and $1.5 million during the quarter ending June 30, 2009.  This $2.85 million in revenue related goals for the period ending with the second quarter of 2009 are separate from the $3.7 million in revenue related goals for the third and fourth quarters of 2009 under a separate employment agreement we entered into with Mr. Shafi in connection with the acquisition.  The aggregate revenue related goals with respect to the Contingent Purchase Shares and the stock options that may be earned under Mr. Shafi’s employment agreement is $6.55 million for the quarter ending December 31, 2008 through the quarter ending December 31, 2009.  The Closing Purchase Shares and Contingent Purchase Shares are subject to a lock-up agreement that restricts the sale thereof for 6 months and thereafter places volume restrictions on the number of such shares that may be sold during any weekly period.  In addition, the Contingent Purchase Shares, as and when earned, will be placed in escrow during the 12 months following the Shafi Closing to serve as a fund against which indemnification claims of the Company under the Shafi Purchase Agreement may be made.

The Company also agreed to register for resale the shares of Company common stock paid to Adil Shafi and to cause the related registration statement to be effective not later than six months after the Shafi Closing.  Mr. Shafi’s sales under the registration statement will be subject to compliance with his lock-up agreement.

As part of the Shafi acquisition, the parties agreed that any debt of Shafi in excess of certain identified debt would be fully and timely satisfied by Adil Shafi without liability to the Company or the Shafi companies.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to Shafi to meet its working capital needs.  This advance was secured by all of the assets of Shafi, and was memorialized at the Shafi Closing by a demand promissory note bearing an annual interest rate of 2.54%.

In order to finance the $100,000 advance, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum and for repayment within 14 days of the Company receiving funding from a financing greater than $1,000,000 or after June 6, 2009, whichever comes first.  The promissory notes also provide that upon completion of the Shafi acquisition, each of the promissory note holders will be issued 50,000 common share purchase warrants.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the six month period ended June 30, 2008 from our disclosure in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  For a discussion of our critical accounting policies, please see our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	June 30	June 30
	2008	2007
Statement of Operations Data:
Sales	100.00%	100.00%
Cost of sales	(9.37)	(9.30)
Gross profit	90.63	90.70
Research and development	(12.54)	(24.12)
Selling, general and administration	(195.41)	(117.56)
Operation income/(loss)	(117.32)	(50.98)
Financing expenses	(1.96)	(154.50)
Other income (expense), net	0.02	0.00
Income/(loss) for the period	(119.26)	(205.48)

Sales	Three Months Ended
	June 30	June 30%
	2008	2007	Change

	$1,100,406	$600,562	83.2%

Our increase in sales year over year is attributable to the increase in the ABB, Inc. minimum purchase guarantee in accordance with the terms of the Exclusive Global Channel Partner Agreement.  During the three month period ended June 30, 2008, we invoiced $1,251,243 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $184,690 for future recognition in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2.  We also recorded $1,503 for engineering and other services and $32,349 of previously deferred revenue.  During the three month period ended June 30, 2007, we invoiced $686,343 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $115,867 for future recognition in accordance with SOP 97-2.  We also recorded $7,725 for engineering and other services and $22,361 of previously deferred revenue.

Research and Development Expenses	Three Months Ended
	June 30	June 30%
	2008	2007	Change

	$137,967	$144,856	(4.8%)

Research and development expenditures decreased $6,889, or 4.8%, to $137,967 for the three month period ended June 30, 2008, from $144,856 for the three month period ended June 30, 2007.  The decrease was mainly due to an increase in the Precarn funding grant received.  During the three month period ended June 30, 2007 we received a grant of $31,542 compared to a grant of $69,963 received during the three month period ended June 30, 2008.  The increase in the Precarn funding grant was partially offset by an increase in our research and development staff of one individual and an increase in the amount of stock option expense allocated to research and development.

Selling, General and Administrative Expenses	Three Months Ended
	June 30	June 30%
	2008	2007	Change

	$2,150,300	$706,048	204.6%

Selling, general and administration (SG&A) expenses increased $1,444,252, or 204.6%, to $2,150,300 for the three month period ended June 30, 2008, from $706,048 for the three month period ended June 30, 2007.  The increase was mainly due to the recognition of $1,290,000 in stock based compensation arising from the issuance of shares of our common stock to our Chief Executive Officer upon the achievement of certain milestones, pursuant to the terms of our employment agreement with our Chief Executive Officer, as amended, and our Bonus Stock and Stock Option Plan.  The increase in SG&A expenses was also due to an increase of approximately $135,400 in accounting and legal expenses, an increase of approximately $123,300 in wages and benefits as a result of an increase in our administration staff of three individuals, and an increase in office and miscellaneous expenses of approximately $3,100.  Offsetting these increases were a decrease in stock option expense of approximately $37,600 and a decrease in trade show and marketing expenses of approximately $69,900.

Financing Expenses	Three Months Ended
	June 30	June 30%
	2008	2007	Change

	$21,649	$927,885	(97.7%)

Interest and financing expenses decreased $906,236, or 97.7%, to $21,649 for the three month period ended June 30, 2008, from $927,885 for the three month period ended June 30, 2007.  The decrease was mainly due to certain financing expenses incurred in 2007 for which there was no corresponding expense in 2008.  These 2007 expenses include $877,500 for the fair value of equity issued as compensation to the bank loan guarantors.  The interest on the bank loan decreased $34,007 to $16,065 for the three month period ended June 30, 2008, from $50,072 for the three month period ended June 30, 2007.  The decrease was mainly due to the reduction in the principal amount of the bank loan from $2,402,837 on June 30, 2007 to $1,392,837 on June 30, 2008 and due to the slight reduction in the interest rate.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following table sets forth, for the indicated periods, data as percentages of revenue:
	Six Months Ended
	June 30	June 30
	2008	2007
Statement of Operations Data:
Sales	100.00%	100.00%
Cost of sales	(9.99)	(7.87)
Gross profit	90.01	92.13
Research and development	(14.19)	(22.79)
Selling, general and administration	(134.51)	(118.97)
Operation income/(loss)	(58.69)	(49.63)
Interest and financing expenses	(2.43)	(127.02)
Other income (expense), net	1.19	0.05
Income/(loss) for the period	(59.93)	(176.60)

Sales	Six Months Ended
	June 30	June 30%
	2008	2007	Change

	$2,206,370	$1,268,934	73.88%

Our increase in sales year over year is attributable to the increase in the ABB, Inc. minimum purchase guarantee in accordance with the terms of the Exclusive Global Channel Partner Agreement.  During the six month period ended June 30, 2008, we invoiced $2,498,243 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $361,255 for future recognition in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2.  We also recorded $6,785 for engineering and other services and $62,597 of previously deferred revenue.  During the six month period ended June 30, 2007, we invoiced $1,437,619 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $227,730 for future recognition in accordance with SOP 97-2.  We also recorded $15,205 for engineering and other services and $43,840 of previously deferred revenue.

Research and Development Expenses	Six Months Ended
	June 30	June 30%
	2008	2007	Change

	$313,099	$289,220	8.3%

Research and development expenditures increased $23,879, or 8.3%, to $313,099 for the six month period ended June 30, 2008, from $289,220 for the six month period ended June 30, 2007.  The increase was mainly due to the increase in our research and development staff of one individual, an increase in the amount of stock option expense allocated to research and development and an increase in laboratory expenses.  The increase in expenditure was partially offset by an increase in the Precarn funding grant received.  During the six month period ended June 30, 2007 we received a grant of $54,369 compared to a grant of $110,153 received during the six month period ended June 30, 2008.

Selling, General and Administrative Expenses	Six Months Ended
	June 30	June 30%
	2008	2007	Change

	$2,967,853	$1,509,660	96.6%

Selling, general and administration (SG&A) expenses increased $1,458,193, or 96.6%, to $2,967,853 for the six month period ended June 30, 2008, from $1,509,660 for the six month period ended June 30, 2007.  The increase was mainly due to the recognition during the second quarter of 2008 of $1,290,000 in stock based compensation arising from the issuance of shares of our common stock to our Chief Executive Officer upon the achievement of certain milestones, pursuant to the terms of our employment agreement with our Chief Executive Officer, as amended, and our Bonus Stock and Stock Option Plan.  The increase in SG&A expenses was also due to an increase of approximately $195,300 in accounting and legal expenses, an increase of approximately $260,300 resulting from an increase in our administration staff of three individuals, an increase in office and miscellaneous expenses of approximately $34,097, and an increase in trade show and marketing expenses of approximately $21,600.  Offsetting these increases was a decrease in stock option expense of approximately $368,800.

Financing Expenses	Six Months Ended
	June 30	June 30%
	2008	2007	Change

	$53,505	$1,611,638	(96.7%)

Interest and financing expenses decreased $1,558,133, or 96.7%, to $53,505 for the six month period ended June 30, 2008, from $1,611,638 for the six month period ended June 30, 2007.  The decrease was mainly due to certain financing expenses incurred in 2007 for which there was no corresponding expense in 2008.  These 2007 expenses include $1,424,741 for the fair value of equity issued as compensation to the bank loan guarantors and $90,000 for the fair value of equity issued as compensation for financing services.  The interest on the bank loan decreased $47,891 to $41,967 for the six month period ended June 30, 2008, from $89,858 for the six month period ended June 30, 2007.  The decrease was mainly due to the reduction in the principal amount of the bank loan from $2,402,837 on June 30, 2007 to $1,392,837 on June 30, 2008 and due to the slight reduction in the interest rate.

Liquidity and Capital Resources

Cash Flows

During the six month period ended June 30, 2008 we financed our research and development activities, our selling, general and administrative activities, our investment in fixed assets, and the repayment of our bank loan using cash provided by our operations.  At June 30, 2008 we had cash and cash equivalents of $980,495, an increase of $59,128 from cash and cash equivalents of $921,367 at December 31, 2007.

Operating activities provided cash of $737,722 for the six month period ended June 30, 2008 and $472,531 for the six month period ended June 30, 2007.    Cash provided by operating activities during the six months ended June 30, 2008 resulted from a net loss of $1,322,187, an increase in current liabilities of $338,645, an increase in deferred revenue of $298,657, non-cash amortization expenses of $17,022, non-cash stock option expenses of $188,319, and non-cash stock compensation expense of $1,290,000, offset by an increase in current assets of $72,734.

Investing activities used cash of $118,594 during the six month period ended June 30, 2008 and $16,334 during the six month period ended June 30, 2007.  Cash used for investing activities during the six month period ended June 30, 2008 resulted from the purchase of fixed assets and an acquisition deposit of $100,000.  Cash used for investing activities during the six month period ended June 30, 2008 resulted from the purchase of fixed assets.

Financing activities provided cash of $536,180 as a result of selling shares of our common stock during the six month period ended June 30, 2007.  Financing activities provided $100,000 cash from the issuance of promissory notes during the six month period ended June 30, 2008.  Financing activities used cash of $660,000 during the six month period ended June 30, 2008 and $70,000 during the six month period ended June 30, 2007 for repayment of the bank loan.

We estimate that, at our level of operation as of June 30, 2008, our cash expenses are approximately $350,000 per month. We base this estimate on the following data:

•
As of August 18, 2008, we had 22 employees and our salary costs are approximately $200,000 per month. For the three month period ended June 30, 2008, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $150,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will remain constant over the next three months.

•	We do not expect to incur significant capital expenditures during 2008 unless they result from an increase in our level of operation.

We expect that interest payments on our bank loan will total approximately $40,000 during the remainder of the year ending December 31, 2008 and that the bank loan principal payments will be $1,392,837.

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provides for a minimum purchase guarantee of $5,500,000 for the year ended December 31, 2008; however, we have agreed with ABB to a reduction of $250,000 in the minimum purchase guarantee for the quarter ending December 31, 2008.  The minimum purchase guarantee for the quarter ending December 31, 2008 will now be $1,250,000.   At our current level of operations, the 2008 minimum purchase guarantee would result in positive cash flow from operations for the year ended December 31, 2008. However, it is management’s intention to expand our business by developing products and services suitable for the consumer robotics market and the government and military markets. The full cost of expanding into these markets has not been determined but it is expected that some form of equity financing will be required to finance the expanded operations and to fund our bank loan repayment.

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

During the first two quarters of fiscal 2008, we adopted the following accounting standards:

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, the Company’s principal executive officer and the Company’s principal financial and accounting officer concluded that the Company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management identified no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

We have generated only approximately $10 million in revenues since the inception our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to June 30, 2008 was approximately $32 million. We had cash in the amount of $980,495 as of June 30, 2008. We estimate our average monthly operating expenses to be approximately $300,000 each month as of June 30, 2008. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 29, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our Company.

Currently, we rely on a single channel partner to distribute and generate sales of our products. If our channel partner is unsuccessful in distributing and generating sales of our products, or if the relationship with our channel partner is terminated and we are unable to find a suitable replacement, our business may fail and investors may lose their entire investment.

Currently, we rely chiefly on ABB Inc. to purchase our products and distribute them to end users pursuant to an Exclusive Global Channel Partner Agreement entered into in May 2006.  This Channel Partner Agreement expires in accordance with its terms on December 31, 2008. We cannot assure you that we will be able to enter into an extension of the existing Channel Partner Agreement, or a new distribution agreement with ABB, on terms satisfactory to us, or at all.  Among other things, ABB may not be willing to extend the existing Channel Partner Agreement, or enter into a new distribution agreement with us, if it is unable to sell a large amount of the inventory it has purchased from us pursuant to the current Channel Partner Agreement.  If ABB is unsuccessful in generating sales of our products or reduces its purchases from us, if our Channel Partner Agreement is not extended or if we do not enter into a new distribution agreement with ABB, or if our relationship with ABB is otherwise terminated and we are unsuccessful in establishing a relationship with an alternative channel partner who offers to purchase and distribute our products for similar prices, or if we fail to introduce our products into other markets with other customers, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

A majority of our assets, one of our directors and two of our officers are located outside the United States, which may make it difficult for investors to enforce any judgments obtained against us or any of our directors or officers in the United States.

A majority of our assets are located outside the United States. In addition, one of our directors and two of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against the Company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 48,797,335 are issued and outstanding as of August 18, 2008. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience significant dilution in their ownership of our Company in the future.

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

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and consume resources that are necessary to sustain our business.

In August 2008 we completed the acquisition of Shafi, and we may acquire other companies in the future. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur or assume debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

For example, in our acquisition of Shafi, the consideration we paid consisted of shares of our common stock, which diluted the ownership of our existing stockholders.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 48,797,335 shares of common stock issued and outstanding as of August 18, 2008. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of August 18, 2008, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Furthermore, in connection with out acquisition of Shafi, we issued shares of our common stock, and agreed to register those shares for resale.  Any significant downward pressure on the price of our common stock as the selling stockholders under one or more registration statements sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibts

The following is an index of the exhibits included in this report or incorporated herein by reference.

Exhibits

Number	Exhibit
3.1(1)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2*	By-Laws of the Company

3.3(2)	Amendment to By-Laws of the Company

10.0(3)	Amendment No. 1 dated May 12, 2008 to the Executive Employment Agreement dated October 22, 2007 between Braintech, Inc. and Frederick Weidinger

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)           Exhibit incorporated by reference to Form S-1 filed on May 2, 2001.
(2)           Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.
(3)           Exhibit incorporated by reference to Form 10-Q for the period ended March 31, 2008 filed May 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC. (the Registrant)

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	August 19, 2008
Frederick Weidinger	(Principal Executive Officer)

/s/ Edward A. White	Secretary/Treasurer,	August 19, 2008
Edward A. White	(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit

3.1(1)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2*	By-Laws of the Company

3.3(2)	Amendment to By-Laws of the Company

10.1(3)	Amendment No. 1 dated May 12, 2008 to the Executive Employment Agreement dated October 22, 2007 between Braintech, Inc. and Frederick Weidinger

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)           Exhibit incorporated by reference to Form S-1 filed on May 2, 2001.
(2)           Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.
(3)           Exhibit incorporated by reference to Form 10-Q for the period ended March 31, 2008.