Form 10-Q
period 2008-09-30
BRAINTECH INC
filed 2008-11-14
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the QUARTERLY PERIOD ENDED September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-24911

BRAINTECH, INC.
(Name of small business issuer in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 Tysons Boulevard
Suite 350
McLean, VA 22102
(Address of principal executive offices)
(703) 637-9752
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

As of November 10, 2008, there were 54,502,245 shares of the registrant’s common stock, par value $.001 per share, outstanding.

Braintech, Inc.
Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i)	Condensed Consolidated Balance sheets as of September 30, 2008 (unaudited) and December 31, 2007;

(ii)	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007;

(iii)	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (unaudited) for the nine months ended September 30, 2008;

(iv)	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007; and

(v)	Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2008 and 2007.

Condensed Consolidated Financial Statements
(Expressed in United States dollars)
BRAINTECH, INC.

Nine months ended September 30, 2008 and 2007
Three months ended September 30, 2008 and 2007
(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets (note 5)

Current assets:
Cash and cash equivalents	$2,113,266	$921,367
Accounts receivable	1,617,949	1,239,106
Inventory	19,804	8,680
Prepaid expenses	29,835	60,721
	3,780,854	2,229,874

Intangible assets and goodwill (note 10)	1,990,000	-

Fixed assets	40,537	47,468

	$5,811,391	$2,277,342

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable (note 11)	$1,111,826	$106,588
Accrued liabilities	805,020	610,001
Deferred leasehold inducements (note 3)	-	14,327
Deferred revenue (note 4)	1,103,043	622,971
Due to related party (note 6(a))	-	126,558
Bank loan (note 5)	2,405,000	2,052,837
	5,424,889	3,533,282

Stockholders’ equity (deficiency):
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 53,502,245 shares	53,502	45,797
(December 31, 2007 – 45,797,335)
Additional paid-in capital	34,619,905	29,485,476
Accumulated deficit	(34,286,905)	(30,787,213)
	386,502	(1,255,940)

	$5,811,391	$2,277,342

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007

Sales	$3,581,679	$2,205,854	$1,375,309	$936,919
Cost of sales	360,456	173,307	140,143	73,413

Gross margin	3,221,223	2,032,547	1,235,166	863,506

Operating expenses:
Research and development	402,739	429,206	89,640	139,987
Selling, general and administration	3,797,523	2,034,323	829,670	524,662
	4,200,262	2,463,529	919,310	664,649

Operating income/(loss)	(979,039)	(430,982)	315,856	198,857

Non-operating:
Interest income	673	1,251	209	662
Gain on settlement of debt	25,750	-	-	-
Loss on disposition of fixed assets	(1,999)	-	(1,999)	-
Financing expenses
Interest on bank loan	(60,828)	(131,484)	(18,862)	(41,626)
Fair value of equity issued as
compensation to bank loan guarantors	(2,440,705)	(1,327,241)	(2,440,705)	97,500
Bank loan guarantee expenses	(18,469)	(7,355)	(12,514)	(316)
Other financing expenses	(25,075)	-	(19,490)	-
Fair value of equity issued as
compensation for financing services	-	(90,000)	-	-
	(2,520,653)	(1,554,829)	(2,493,361)	56,220

Net income/(loss) and comprehensive
income/(loss) for the period	$(3,499,692)	$(1,985,811)	$(2,177,505)	$255,077

Loss per share information:
Basic	$(0.08)	$(0.06)	$(0.05)	$0.01
Diluted				$0.01

Weighted average number of shares outstanding
Basic	46,053,031	34,109,250	47,146,302	35,301,354
Diluted				45,611,845

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance, December 31, 2007	$45,797,335	$45,797	$29,485,476	$(30,787,213)	$(1,255,940)

Common stock transactions
(net of share issue costs)
Shares issued pursuant to
Shafi Acquisition	3,000,000	3,000	987,000	-	990,000
Shares issued to bank loan
guarantors	4,150,000	4,150	622,500	-	626,650
Shares issued for debt	554,910	555	121,525	-	122,080
Fair value of stock options expensed	-	-	282,267	-	282,267
Fair value of shares earned pursuant
to the bonus stock plan	-	-	1,290,000	-	1,290,000
Fair value of warrants issued to bank
loan guarantors	-	-	1,814,055	-	1,814,055
Fair value of warrants issued as
compensation for loan	-	-	17,082	-	17,082
Loss for the period	-	-	-	(3,499,692)	(3,499,692)

Balance, September 30, 2008	$53,502,245	$53,502	$34,619,905	$(34,286,905)	$386,502

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine months ended September 30
	2008	2007

Cash flows from operations:
Loss for the period	$(3,499,692)	$(1,985,811)
Items not involving cash:
Amortization	22,533	15,732
Loss on disposition of fixed assets	1,999	-
Fair value of warrants issued for services rendered	17,082	-
Fair value of shares issued for services rendered	-	95,400
Stock option expense	282,267	606,594
Fair value of warrants and common shares issued
as compensation to loan guarantors	2,440,705	1,327,241
Fair value of shares earned pursuant to the
bonus stock plan	1,290,000	-
Changes in non-cash operating working capital:
Accounts receivable	(378,843)	133,453
Inventory	(11,124)	879
Prepaid expenses	30,886	(38,083)
Accounts payable and accrued liabilities	200,257	(42,684)
Due to related party	(4,478)	12,734
Deferred leasehold inducements	(14,327)	(10,672)
Deferred revenue	480,072	299,720
Net cash provided by operations	857,337	414,503

Cash flows from investments:
Proceeds of disposition of fixed assets	5,161	-
Purchase of fixed assets	(22,762)	(32,175)
Net cash used in investments	(17,601)	(32,175)

Cash flows from financing:
Common shares issued, net of issue costs	-	597,984
Bank loan advance	1,207,163	-
Repayment of bank loan	(855,000)	(210,000)
Net cash provided by financing	352,163	387,984

Increase in cash and cash equivalents	1,191,899	770,312

Cash and cash equivalents, beginning of period	921,367	16,950

Cash and cash equivalents, end of period	$2,113,266	$787,262

Supplemental information:
Non-cash financing:
Warrants issued for services rendered	$17,082	$-
Shares issued for services rendered	-	95,400
Shares issued for debt	$122,080	$-
Shares and warrants issued to bank loan guarantors	$2,440,705	$1,327,241
Shares issued for Shafi Inc acquisition	$990,000	$-
Cash interest paid	$60,828	$131,484

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

1.     Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiaries is a high tech development company, developing advanced software for the vision guidance of robotic systems.  In the nine months ended September 30, 2008, 98% of sales revenue was generated from ABB Inc. (“ABB”), and for the nine months ended September 30, 2007, 99% of sales revenue was generated from ABB.

These condensed consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by equity and debt transactions.   The Company is currently generating revenues from ABB pursuant to its Exclusive Global Channel Partner Agreement, which expires in accordance with its terms on December 31, 2008.  The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital, continue sales of its products by selling its products to its current channel partner as well as to additional machine vision markets, enter into a new distribution agreement with ABB or an alternative channel partner, on terms satisfactory to the Company, generating positive cash flows from operations and ultimately attaining profitability.  There can be no assurances that appropriate financings having favourable economic terms will be available as required.

There can be no assurance that an equity or debt financing can be obtained as anticipated, that revenue from ABB will continue after December 31, 2008, or that the Company will be able to enter into a new distribution agreement with ABB or an alternative channel partner, on terms satisfactory to the Company.  If none of these events occur, there is a risk that the business will fail.  These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

2.     Basis of presentation (continued):

(b)    Principles of consolidation:

These condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Braintech Canada, Inc. and Shafi Inc.  All material inter-company balances and transactions have been eliminated.

(c)    Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of estimates relate to the impairment of assets and rates for amortization, amount of income tax balances, the valuation of accrued liabilities, the calculation of stock-based compensation, and valuation of goodwill.  Actual amounts may differ from these estimates.

(d)    Stock based compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Sholes valuation model, consistent with the provisions of SFAS 123R.  The Black-Sholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

The weighted average fair value of stock options granted during the nine months ended September 30, 2008 was $0.20 per option (2007 - $0.35).  The fair value of each option grant is estimated on the date of grant using the Black-Sholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

2.     Basis of presentation (continued):

(d)   Stock based compensation (continued):

	Nine Months Ended
	September 30, 2008	September 30, 2007
Expected life (years)	2.0	2.0
Risk free interest rate	2.06%	4.70%
Expected volatility	188%	168%
Dividend yield	0%	0%
Expected forfeitures	0%	0%

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

In applying the modified prospective application method for the nine month periods ended September 30, 2008 and 2007, the Company recorded stock-based compensation totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123.  Previous amounts have not been restated.  Accordingly, the Company recorded stock-based compensation related to stock options of $282,267 for the nine month period ended September 30, 2008 and stock-based compensation related to stock options of $606,594 for the nine month period ended September 30, 2007.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $263,132 before estimated forfeitures.  In the Company’s pro-forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was nil and, therefore, the unrecorded deferred stock-based compensation balance related to stock options was not adjusted for estimated forfeitures.

As of September 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $736,930 (2007 - $301,405) and will be recognized over an estimated weighted average amortization period of 1.18 years (2007 – 1.06 years).

(e)   Deferred leasehold inducements:

Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

2.     Basis of presentation (continued):

(f)    Loss per share:

Loss per share is calculated based on the weighted average number of common shares outstanding.

As the effect of all outstanding stock options (note 7) and share purchase warrants (note 8) is anti-dilutive, diluted loss per share does not differ from basic loss per share.

The number of shares used to calculate loss per share for the nine month periods ended September 30, 2008 and 2007 was reduced by 300,000 shares in each period for shares issued and held by the Company.

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

(h)    Intangible assets and goodwill:

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Condensed Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Condensed Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals, technology reviews, and other analyses. Any revisions to the fair values, within the allocation period, will be recorded by the Company as further adjustments to the purchase price allocations.

3.     Deferred leasehold inducements:

	Nine Months Ended September 30
	2008	2007
Balance, beginning of period	$14,327	$30,155
Amortization	(13,832)	(14,334)
Foreign exchange adjustment	(495)	3,662
Balance, end of period	$-	$19,483

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

4.     Deferred revenue:

	Nine Months Ended September 30
	2008	2007
Balance, beginning of period	$622,971	$197,383
Revenue invoiced and deferred for future recognition	572,092	370,297
Previously deferred revenue recognized in current period	(82,020)	(70,577)
Balance, end of period	$1,103,043	$497,103

5.     Bank loan and loan guarantee:

On October 23, 2006 the Company completed a transaction redeeming all of its previously outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 amortized over 18 months commencing June 2007 was obtained from the Royal Bank of Canada (the “2006 RBC Loan Agreement”).  A general security agreement covering all of the Company’s personal and intangible property, including intellectual property, has been pledged as security.

As additional security, the Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit as financing to the bank in order to enable the loan and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan.  Each Unit consists of two shares of the common stock of the Company, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. A general security agreement covering all of the Company’s personal and intangible property, including intellectual property has been pledged as security to the LC Providers.  The general security agreement pledged to the LC Providers is subordinate to the general security agreement pledged to the Royal Bank.

A total of $2,450,000 letters of credit have been obtained to secure the bank loan and accordingly the Company has issued 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50.  As further compensation, the exercise price of 332,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.  The Company has also agreed to reimburse the LC Providers for all banking fees incurred in establishing and maintaining the letters of credit.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

5.     Bank loan and loan guarantee (continued):

Of the letters of credit, $2,150,000 was received October 23, 2006 and, accordingly, 4,300,000 common shares were issued, 6,450,000 warrants were exercisable at $0.30 and 3,225,000 warrants were exercisable at $0.50. On October 23, 2006 $1,376,000 was recorded as an expense on account of the fair value of the common shares issuance and $2,350,617 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on October 23, 2006 ($0.32) and the fair value of the warrants was calculated using the Black-Sholes valuation model and the following assumptions: dividend yield 0%, expected volatility 167%, risk-free interest rate 4.90%, and an expected term of two years.

The remaining $300,000 of the letters of credit was received February 5, 2007 and, accordingly, 600,000 common shares were issued, 900,000 warrants were exercisable at $0.30 and 450,000 warrants were exercisable at $0.50. On February 5, 2007, $180,000 was recorded as an expense on account of the fair value of the common shares issuance and $302,835 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on February 5, 2007 ($0.30) and the fair value of the warrants was calculated using the Black-Sholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two years.

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

Prior to the receipt of the final letters of credit, cash collateral had been pledged by accredited investors to allow the Royal Bank of Canada to fund the total amount of the loan. The receipt of the final letters of credit allowed for the release of the cash collateral.  As compensation for pledging the cash collateral, on March 22, 2007 the Company issued to one of the accredited investors 100,000 common shares and 100,000 share purchase warrants exercisable at $0.30 for a period of three years. On March 22, 2007 the Company recorded as an expense, $36,000 on account of the fair value of the common shares issuance and $28,406 on account of the fair value of the warrant issuance. The fair value of the common shares was calculated using the closing market price of the common stock on March 22, 2007 ($0.36) and the fair value of the warrants was calculated using the Black-Sholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two years.  As further compensation, the exercise price of 1,008,548 share purchase warrants previously held by the accredited investor was reduced from $0.60 to $0.30 per share and the term of those warrants was extended by 36 months to expire January 18, 2011.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

5.     Bank loan and loan guarantee (continued):

On September 17, 2008, the Company entered into a letter agreement with the Royal Bank of Canada dated July 29, 2008 (the “2008 RBC Loan Agreement”).  The 2008 RBC Loan Agreement provides for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and supersedes and cancels the 2006 RBC Agreement.  As of the date prior to funding under the 2008 RBC Loan Agreement, $1,197,837 remained outstanding under the 2006 RBC Loan Agreement.  The term loan is repayable in 24 equal installments of principal and monthly accrued interest with the first payment due on October 11, 2008.  The maturity date for the term loan is July 11, 2009.  Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

The Company’s obligations under the 2008 RBC Loan Agreement are secured by a general security agreement covering all of the Company’s personal and intangible property, including intellectual property of the Company and its subsidiary, Braintech Canada, Inc., and the irrevocable and unconditional standby letters of credit which were previously pledged by the LC Providers as security under the 2006 RBC Loan Agreement.

On September 26, 2008, as compensation for extending the letters of credit as described above, the Company issued an aggregate of 10,375,000 common share purchase warrants, each of which entitle the holder to purchase one share of the Company’s common stock at $0.30 for a period of five years, to the LC Providers.  Additionally, on September 29, 2008, the Company issued an aggregate of 4,150,000 shares of the Company’s common stock to the LC Providers.  Each LC Provider received two shares of common stock and five share purchase warrants for each dollar of letter of credit provided.

The Company has recorded an expense of $1,814,055 related to the share purchase warrants issued as compensation to the LC Providers and an expense of $626,650 related to the common stock issued to the LC Providers.

6.     Common stock:

(a)    During the nine month period ended September 30, 2008, common shares were issued as follows:

On August 13, 2008, the Company issued 3,000,000 shares of its common stock at a deemed price of $0.33 per share as partial consideration for the purchase of 100% of the outstanding stock of Shafi, Inc. and 80% of the outstanding stock of Shafi Innovation, Inc.  An additional 1,000,000 shares of the Company’s common stock is payable quarterly over a 12 month period subject to the achievement of specified performance criteria.

On September 29, 2008, the Company issued 4,150,000 shares of its common stock at a deemed price of $0.151 as partial compensation to LC Providers for extending the letters of credit required to secure the credit facility under the 2008 RBC Loan Agreement.

On September 29, 2008, the Company issued 554,910 shares of its common stock at a deemed price of $0.22 per share for repayment of advances made to the Company by the Company’s former CEO.

(b)    Bonus stock and bonus stock option incentive plan:

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

6.     Common stock (continued):

(b)    Bonus stock and bonus stock option incentive plan (continued)

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

On July 25, 2008, Milestone #3 was achieved and, accordingly, 2,000,000 shares of Bonus Stock were released from escrow and the Company recognized an expense of $860,000.  Milestone #3 was the establishment of a new strategic relationship in a specified industry.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

7.     Stock options:

A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	average
	of shares	exercise price

Balance, December 31, 2007	13,092,000	$0.43
Options granted	1,550,000	$0.24
Options exercised	-	-
Vested options expired	(297,500)	$0.44
Unvested options forfeited	(12,500)	$0.44

Balance, September 30, 2008	14,332,000	$0.41

Of those outstanding at September 30, 2008, 11,332,000 are exercisable (December 31, 2007 – 11,224,500), having a weighted average exercise price of $0.43 (December 31, 2007 - $0.43).

The outstanding options as of September 30, 2008 have a weighted average remaining contractual life of 3.72 years (December 31, 2007 – 4.36 years)

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

8.     Share purchase warrants:

On September 26, 2008, as partial compensation for advancing $100,000 cash in return for promissory notes, the Company issued 100,000 common share purchase warrants to its Chief Executive Officer and its former Chief Executive Officer.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.  The fair value of the warrants ($17,082) has been recorded as an expense.  The fair value was calculated using the Black-Sholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

On September 26, 2008, as compensation for extending the Letters of Credit required to secure the Bank Loan above (note 5), the Company issued 10,375,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one share for five years at a price of $0.30 per share.  The fair value of the warrants ($1,814,055) has been recorded as an expense.  The fair value was calculated using the Black-Sholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

A summary of the Company’s share purchase warrant activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

Balance, December 31, 2007	25,177,179	$0.34	4.05
Warrants granted
Partial compensation for cash advances	100,000	$0.36	3.00
Compensation to bank loan guarantors	10,375,000	$0.30	4.98
Warrants expired	(75,000)	$0.25	-
Warrants exercised	-	-	-

Balance, September 30, 2008	35,577,179	$0.33	3.98

Of the share purchase warrants outstanding at September 30, 2008, 8,011,324 were held by the Company’s former CEO and 7,411,250 were held by the Company’s current CEO.

9.     Commitments:

Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2008	$29,328
2009	128,463
2010	141,069
2011	140,866
2012	137,582
$577,308

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

10.   Shafi acquisition:

On August 12, 2008, in a stock for stock transaction, the Company acquired 100% of the outstanding shares of SHAFI, Inc. and 80% of the shares of SHAFI Innovation, Inc. (together “Shafi”) from Adil Shafi pursuant to a Share Purchase Agreement (“Shafi Purchase Agreement”).  Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. at a deemed value of $0.33 per share (the “Closing Purchase Shares”) paid at the closing of the acquisition (“Shafi Closing”) and 1,000,000 shares of Braintech, Inc. common stock payable quarterly over the next 12 months upon the achievement of specified performance criteria (the “Contingent Purchase Shares”).  This contingent consideration will be recognized when it is more than probable that the performance criteria will be met.  The performance criteria include certain revenue related commitments.

The primary reason for the Shafi transaction was the acquisition of key proprietary assets from Shafi to provide the Company with a technological launching pad to accelerate its expansion into a wide-range of new markets that include aerospace, food and beverage, government, medical, pharmaceutical, plastics, and semi-conductor.

The following table summarizes the estimated fair values of the assets and the liabilities of the Shafi Inc. company net of the debt Adil Shafi personally assumed.  The Company is in the process of obtaining third-party valuations of certain intangible assets and purchased technology and therefore the allocation of the purchase price is subject to refinement.

As of August 12, 2008

Intangible assets, of Shafi Inc.	$1,090,000
Goodwill, of Shafi Inc.	900,000
Current liabilities, of Shafi Inc.	(1,000,000)

Net assets acquired, of Shafi Inc.	$990,000

Of the $1,090,000 of acquired intangible assets, $500,000 was assigned to branding and the Shafi customer base and contacts and $590,000 was assigned to the purchased technology.  The $900,000 of goodwill was assigned to the estimated value of future net revenues.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2008 and 2007

10.   Shafi acquisition (continued):

As part of the Shafi acquisition, the parties agreed that any debt of Shafi in excess of certain identified debt in the aggregate amount of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or the Shafi companies.  As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000.  Through September 30, 2008, Shafi Inc. has paid $98,981 of the $900,000 debt.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to Shafi to meet its working capital needs.  This advance was secured by all of the assets of Shafi, and was memorialized at the Shafi Closing by a demand promissory note bearing an annual interest rate of 2.54%.

In order to finance the $100,000 advance, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum.  The promissory notes also provide that, each of the promissory note holders will be issued 50,000 common share purchase warrants.  On September 26, 2008, the promissory notes plus accrued interest were repaid in full and we issued a total of 100,000 common share purchase warrants to our Chief Executive Officer and former Chief Executive officer.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.

11.   Accounts payable:

Included in accounts payable is the amount of $801,019 of Shafi Inc. debt, which is non-recourse to the Company.  See note 10 for additional details.

12.   Subsequent event:

On October 24, 2008, in accordance with the terms of an employment agreement, the Company issued 1,000,000 shares of capital stock for the purchase price of $0.01 per share.  750,000 of these shares are being held in escrow pending completion of three individual milestones.  When the Company determines that an individual milestone has been achieved, the corresponding shares will be released from escrow and the company will record an expense equal to $0.09 per share.  In the event that an individual milestone is not achieved within the time restriction for achieving that milestone, the Company will purchase the shares from the employee for the purchase price of $0.01 per share.  The remaining 250,000 were not subject to escrow restrictions and accordingly these shares were delivered to the employee and the Company recorded an expense of $22,500.

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

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements throughout this report and the documents we have incorporated by reference.  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.  You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management Discussion and Analysis or Plan of Operation” and the audited consolidated financial statements and related notes included in our annual report filed on Form 10-KSB for the year ended December 31, 2007 and the disclosures under the heading “Risk Factors” in this Quarterly Report and in the Form 10-KSB as well as other reports and filings we make with the Securities and Exchange Commission.

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

We were incorporated in Nevada on March 4, 1987, and since January 3, 1994 our corporate name has been Braintech, Inc. Our principal executive offices are located at 1750 Tysons Blvd., Suite 350, McLean, Virginia, USA 22102.  Our telephone number is (703) 637-9752 and our Internet address is www.braintech.com.

We have five wholly-owned subsidiaries: Braintech Canada, Inc., a British Columbia corporation, Shafi, Inc. a Michigan corporation, Braintech Government & Defense, Inc., a Delaware corporation, Braintech Consumer & Service, Inc., a Delaware corporation, and Braintech Industrial, Inc., a Delaware corporation.  Braintech Canada, Inc. carries out our research and development activities, and employs a majority of our technical personnel.  All management and administration functions are employed by Braintech, Inc. and have recently been relocated to McLean, Virginia.  In the first quarter of 2008, we incorporated the three Delaware corporations in order to get closer to the customer and to seek to develop new business in the industrial, government, and consumer markets.

We generate the majority of our revenues from the sale of robotic vision software that we have developed.  Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions.  We have generated total revenues, from the inception of our current operations on January 3, 1994 to September 30, 2008, in the amount of $11,464,461.  For the nine month period ended September 30, 2008, operating activities provided cash of $857,337.

We have incurred aggregate net losses of $34,286,905 during the period from the inception of our current operations on January 3, 1994, to September 30, 2008.  We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Shafi Acquisition

On August 12, 2008, in a stock for stock transaction, the Company acquired 100% of the outstanding shares of SHAFI, Inc. and 80% of the shares of SHAFI Innovation, Inc. (together “Shafi”) from Adil Shafi pursuant to a Share Purchase Agreement (“Shafi Purchase Agreement”).  Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. at a deemed value of $0.33 per share (the “Closing Purchase Shares”) paid at the closing of the acquisition (“Shafi Closing”) and 1,000,000 shares of Braintech, Inc. common stock payable quarterly over the next 12 months upon the achievement of specified performance criteria (the “Contingent Purchase Shares”).  This contingent consideration will be recognized when it is more than probable that the performance criteria will be met.  The performance criteria include certain revenue related commitments.

The primary reason for the Shafi transaction was the acquisition of key proprietary assets from Shafi to provide the Company with a technological launching pad to accelerate its expansion into a wide-range of new markets that include aerospace, food and beverage, government, medical, pharmaceutical, plastics, and semi-conductor.

The following table summarizes the estimated fair values of the assets and the liabilities of the Shafi Inc. company net of the debt Adil Shafi personally assumed.  The Company is in the process of obtaining third-party valuations of certain intangible assets and purchased technology and therefore the allocation of the purchase price is subject to refinement.

As of August 12, 2008

Intangible assets, of Shafi Inc.	$1,090,000
Goodwill, of Shafi Inc.	900,000
Current liabilities, of Shafi Inc.	(1,000,000)

Net assets acquired, of Shafi Inc.	$990,000

Of the $1,090,000 of acquired intangible assets, $500,000 was assigned to branding and the Shafi customer base and contacts and $590,000 was assigned to the purchased technology.  The $900,000 of goodwill was assigned to the estimated value of future net revenues.

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

As part of the Shafi acquisition, the parties agreed that any debt of Shafi in excess of certain identified debt in the aggregate amount of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or the Shafi companies.  As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000.  Through September 30, 2008, Shafi Inc. has paid $98,981 of the $900,000 debt.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to Shafi to meet its working capital needs.  This advance was secured by all of the assets of Shafi, and was memorialized at the Shafi Closing by a demand promissory note bearing an annual interest rate of 2.54%.

In order to finance the $100,000 advance, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum.  The promissory notes also provide that, each of the promissory note holders will be issued 50,000 common share purchase warrants.  On September 26, 2008, the promissory notes plus accrued interest were repaid in full and we issued a total of 100,000 common share purchase warrants to our Chief Executive Officer and former Chief Executive officer.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the nine month period ended September 30, 2008 from our disclosure in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  For a discussion of our critical accounting policies, please see our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Three Months Ended
	September 30	September 30
	2008	2007
Statement of Operations Data:
Sales	100.00%	100.00%
Cost of sales	(10.19)	(7.84)
Gross profit	89.81	92.16
Research and development	(6.51)	(14.94)
Selling, general and administration	(60.33)	(56.00)
Operation income	22.97	21.22
Financing expenses	(181.16)	5.93
Other income (expense), net	(0.13)	0.07
Income/(loss) for the period	(158.32)	27.22%

Sales	Three Months Ended
	September 30	September 30%
	2008	2007	Change

	$1,375,309	$936,919	46.8%

Our increase in sales year over year is attributable to the increase in the ABB, Inc. minimum purchase guarantee in accordance with the terms of our Exclusive Global Channel Partner Agreement with ABB.  During the three month period ended September 30, 2008, we invoiced $1,504,187 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $210,837 for future recognition in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2.  We also recorded $52,536 for engineering and other services and $29,423 of previously deferred revenue.  During the three month period ended September 30, 2007, we invoiced $988,436 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $142,567 for future recognition in accordance with SOP 97-2.  We also recorded $61,864 for engineering and other services and $29,186 of previously deferred revenue.

Research and Development Expenses	Three Months Ended
	September 30	September 30%
	2008	2007	Change

	$89,640	$139,987	(36.0%)

Research and development expenditures decreased $50,347, or 36.0%, to $89,640 for the three month period ended September 30, 2008, from $139,987 for the three month period ended September 30, 2007.  The decrease was mainly due to an increase in the Precarn funding grant received.  During the three month period ended September 30, 2007 we received a grant of $28,720 compared to a grant of $76,081 received during the three month period ended September 30, 2008.

Selling, General and Administrative Expenses	Three Months Ended
	September 30	September 30%
	2008	2007	Change

	$829,670	$524,662	58.1%

Selling, general and administration (SG&A) expenses increased $305,008, or 58.1%, to $829,670 for the three month period ended September 30, 2008, from $524,662 for the three month period ended September 30, 2007.  The increase in SG&A expenses was due to an increase of approximately $97,400 in accounting and legal expenses, an increase of approximately $141,757 in wages and benefits as a result of an increase in our administration staff of three individuals, an increase in office and miscellaneous expenses of approximately $7,700, an increase in stock option expense of approximately $20,500 and an increase in trade show and marketing expenses of approximately $37,700

Interest and Financing Expenses	Three Months Ended
	September 30	September 30%
	2008	2007	Change

	$2,491,571	$(55,558)	4,584.6%

Interest and financing expenses increased $2,547,129 to $2,491,571 for the three month period ended September 30, 2008, from $(55,558) for the three month period ended September 30, 2007.  The negative value for interest and financing expense for the three month period ended September 30, 2007 is due to a decrease in the fair value of the equity issued as compensation to bank loan guarantors originally calculated as of June 30, 2007 compared to the actually issue in the third quarter of 2007.  During the three month period ended September 30, 2008 we recorded an expense of $2,440,705 for the fair value of equity issued as compensation to the bank loan guarantors.  The interest on the bank loan decreased $22,764 to $18,862 for the three month period ended September 30, 2008, from $41,626 for the three month period ended September 30, 2007.  The decrease was mainly due to the reduction in the principal amount of the bank loan and due to a slight reduction in the interest rate.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following table sets forth, for the indicated periods, data as percentages of revenue:

	Nine Months Ended
	September 30	September 30
	2008	2007
Statement of Operations Data:
Sales	100.00%	100.00%
Cost of sales	(10.06)	(7.86)
Gross profit	89.94	92.14
Research and development	(11.24)	(19.46)
Selling, general and administration	(106.02)	(92.22)
Operation income/(loss)	(27.32)	(19.54)
Interest and financing expenses	(71.06)	(70.54)
Other income (expense), net	0.68	0.06
Income/(loss) for the period	(97.70)	(90.02)

Sales	Nine Months Ended
	September 30	September 30%
	2008	2007	Change

	$3,581,679	$2,205,854	62.2%

Our increase in sales year over year is attributable to the increase in the ABB, Inc. minimum purchase guarantee in accordance with the terms of the Exclusive Global Channel Partner Agreement.  During the nine month period ended September 30, 2008, we invoiced $4,002,430 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $572,092 for future recognition in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2.  We also recorded $59,321 for engineering and other services and $92,020 of previously deferred revenue.  During the nine month period ended September 30, 2007, we invoiced $2,433,781 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $370,297 for future recognition in accordance with SOP 97-2.  We also recorded $69,344 for engineering and other services and $73,026 of previously deferred revenue.

Research and Development Expenses	Nine Months Ended
	September 30	September 30%
	2008	2007	Change

	$402,739	$429,206	(6.2%)

Research and development expenditures decreased $26,467, or 6.2%, to $402,739 for the nine month period ended September 30, 2008, from $429,206 for the nine month period ended September 30, 2007.  The decrease was mainly due to an increase in the Precarn funding grant received.  During the nine month period ended September 30, 2007 we received a grant of $83,090 compared to a grant of $186,234 received during the nine month period ended September 30, 2008.  The decrease was partially offset by an increase in our research and development staff of one individual, an increase in the amount of stock option expense allocated to research and development and an increase in laboratory expenses.

Selling, General and Administrative Expenses	Nine Months Ended
	September 30	September 30%
	2008	2007	Change

	$3,797,523	$2,034,323	86.7%

Selling, general and administration (SG&A) expenses increased $1,763,200, or 86.76%, to $3,797,523 for the nine month period ended September 30, 2008, from $2,034,323 for the nine month period ended September 30, 2007.  The increase was mainly due to the recognition during the second quarter of 2008 of $1,290,000 in stock based compensation arising from the issuance of shares of our common stock to our Chief Executive Officer upon the achievement of certain milestones, pursuant to the terms of our employment agreement with our Chief Executive Officer, as amended, and our Bonus Stock and Stock Option Plan.  The increase in SG&A expenses was also due to an increase of approximately $292,633 in accounting and legal expenses, an increase of approximately $402,054 resulting from an increase in our administration staff of three individuals, an increase in office and miscellaneous expenses of approximately $41,719, and an increase in trade show and marketing expenses of approximately $59,338.  Offsetting these increases was a decrease in stock option expense of approximately $348,294.

Financing Expenses	Nine Months Ended
	September 30	September 30%
	2008	2007	Change

	$2,520,002	$1,556,080	61.9%

Interest and financing expenses increased $963,922, or 61.9%, to $2,520,002 for the nine month period ended September 30, 2008, from $1,556,080 for the nine month period ended September 30, 2007.  The increase was mainly due to an increase of $1,113,464 in the fair value of equity issued as compensation to bank loan guarantors from $1,327,241 for the nine month period ended September 30, 2007 to $2,440,705 for the nine month period ended September 30, 2008.  The interest on the bank loan decreased $70,656 to $60,828 for the nine month period ended September 30, 2008, from $131,484 for the nine month period ended September 30, 2007.  The decrease was mainly due to the reduced average principal amount of the bank loan and due to a slight reduction in the interest rate.  Bank loan guarantee expenses increased $11,114 from $7,355 to $18,469, and we incurred other financing expenses of $25,075 during the nine months ended September 30, 2008 for which there was no corresponding expense during the nine month period ending September 30, 2007.  Offsetting the increase in financing expenses was an expense of $90,000 for the fair value of equity issued as compensation for financing services incurred in the nine months ended September 30, 2007 for which there was no corresponding expense for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash Flows

During the nine month period ended September 30, 2008 we financed our research and development activities, our selling, general and administrative activities, our investment in fixed assets, and the repayment of our bank loan using cash provided by our operations.  At September 30, 2008 we had cash and cash equivalents of $2,113,266, an increase of $1,191,899 from cash and cash equivalents of $921,367 at December 31, 2007.

Operating activities provided cash of $857,337 for the nine month period ended September 30, 2008 and $414,503 for the nine month period ended September 30, 2007.  Cash provided by operating activities during the nine months ended September 30, 2008 resulted from a net loss of $3,499,692, an increase in current liabilities of $181,452, an increase in deferred revenue of $480,072, non-cash amortization expenses of $22,533, non-cash loss on disposition of fixed assets of $1,999, non-cash stock option expenses of $282,267, non-cash stock compensation expense of $1,290,000, non-cash compensation to loan guarantors of $2,440,705, and non cash compensation for services rendered of $17,082 offset by an increase in current assets of $359,081.

Investing activities used cash of $17,601 during the nine month period ended September 30, 2008 and $32,175 during the nine month period ended September 30, 2007.  Cash used for investing activities during the nine month period ended September 30, 2008 resulted from the purchase of fixed assets in the amount of $22,762 offset by proceeds of disposition of fixed assets of $5,161.  Cash used for investing activities during the nine month period ended September 30, 2007 resulted from the purchase of fixed assets.

Financing activities provided cash of $1,207,163 as a result of an advance on our bank loan and used cash of $855,000 for repayment of the bank loan during the nine month period ended September 30, 2008.  Financing activities provided cash of $597,984 as a result of selling shares of our common stock during the nine month period ended September 30, 2007 and used cash of $210,000 for repayment of the bank loan.

We estimate that, at our level of operation as of September 30, 2008, our cash expenses are approximately $400,000 per month. We base this estimate on the following data:

•
As of November 10, 2008, we had 24 employees and our salary costs are approximately $225,000 per month. For the nine month period ended September 30, 2008, our average monthly cash expenditures for general, overhead and administration, exclusive of salary costs, were approximately $150,000 per month. We expect that our general overhead and administrative costs, exclusive of salary costs, will increase by approximately $25,000 per month over the next there months.

•	We do not expect to incur significant capital expenditures during the remainder of 2008 unless they result from an increase in our level of operation.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

During the first three quarters of fiscal 2008, we adopted the following accounting standards:

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

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value and include unrealized gains and losses in net income rather than equity. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect to apply the fair value option to any of our financial instruments.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  The Company is a smaller reporting company, and smaller reporting companies are not required to file the quantitative and qualitative disclosures about market risk.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, the Company’s principal executive officer and the Company’s principal financial and accounting officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our management identified no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have generated only approximately $11.4 million in revenues since the inception our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to September 30, 2008 was approximately $34 million. We had cash in the amount of $2,113,266 as of September 30, 2008. We estimate our average monthly operating expenses to be approximately $400,000 each month for the balance of 2008. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated February 29, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our Company.

Currently, we rely on a single channel partner to distribute and generate sales of our products. If our channel partner is unsuccessful in distributing and generating sales of our products, or if the relationship with our channel partner is terminated and we are unable to find a suitable replacement, our business may fail and investors may lose their entire investment.

Currently, we rely chiefly on ABB Inc. to purchase our products and distribute them to end users pursuant to an Exclusive Global Channel Partner Agreement entered into in May 2006.  This Channel Partner Agreement expires in accordance with its terms on December 31, 2008 and ABB has accumulated ongoing unsold inventory under the existing Channel Partner agreement.  We cannot assure you that we will be able to enter into an extension of the existing Channel Partner Agreement, or a new distribution agreement with ABB, on terms satisfactory to us, or at all.  Among other things, ABB may not be willing to extend the existing Channel Partner Agreement, or enter into a new distribution agreement with us, if it is unable to sell the large amount of the inventory it has purchased from us pursuant to the current Channel Partner Agreement.  If ABB is unsuccessful in generating sales of our products or reduces its purchases from us, if our Channel Partner Agreement is not extended or if we do not enter into a new distribution agreement with ABB, or if our relationship with ABB is otherwise terminated and we are unsuccessful in establishing a relationship with an alternative channel partner who offers to purchase and distribute our products for similar prices, or if we fail to introduce our products into other markets with other customers, our results of operations could be adversely affected, our business may fail and investors may lose their entire investment.

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

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 54,502,245 are issued and outstanding as of November 10, 2008. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience significant dilution in their ownership of our Company in the future.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 54,502,245 shares of common stock issued and outstanding as of November 10, 2008. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of November 10, 2008, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Furthermore, in connection with out acquisition of Shafi, we issued shares of our common stock, and agreed to register those shares for resale.  Any significant downward pressure on the price of our common stock as the selling stockholders under one or more registration statements sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As described above under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Shafi Acquisition,” in order to finance the Company’s $100,000 advance to Shafi prior to the Shafi Closing, on August 12, 2008, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum.  The promissory notes also provide that each of the promissory note holders will be issued 50,000 common share purchase warrants.  On September 26, 2008, the promissory notes plus accrued interest were repaid in full and we issued a total of 100,000 common share purchase warrants to our Chief Executive Officer and former Chief Executive Officer.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.  The above promissory notes, common share purchase warrants and shares issuable upon exercise of the warrants (the “Warrant Shares” and together with the promissory notes and warrants, the “Securities”) have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and was, or will be in the case of the Warrant Shares, issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  Each of the Chief Executive Officer and former Chief Executive Officer is an accredited investor and acquired the Securities for his own account for investment purposes only and not for resale unless registered under the Securities Act or pursuant an exemption from such registration.

Item 3.     Defaults upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6.     Exhibits

The following is an index of the exhibits included in this report or incorporated herein by reference.

Exhibits
Number	Exhibit

3.1(1)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2*	By-Laws of the Company

3.3(2)	Amendment to By-Laws of the Company

10.1(3)	Share Purchase Agreement, dated August 12, 2008, by and among Braintech, Inc., SHAFI, Inc., SHAFI Innovation, Inc. and Adil Shafi

10.2(3)	Employment Agreement, dated August 12, 2008, by and between Braintech, Inc. and Adil Shafi

10.3(3)	Non-Competition Agreement, dated August 12, 2008, of Adil Shafi

10.4(3)	Lock-Up Agreement, dated August 12, 2008, of Adil Shafi

10.5(4)	Letter Agreement between Royal Bank of Canada and the Company

10.6*	Form of Warrant issued to the registrant’s Chief Executive Officer and former Chief Executive Officer on September 26, 2008

10.7*	Form of Warrant issued to the LC Providers on September 26, 2008

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)	Exhibit incorporated by reference to an exhibit to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 2, 2001.
(2)	Exhibit incorporated by reference to an exhibit to the registrant’s Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.
(3)	Exhibit incorporated by reference to an exhibit to the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2008.
(4)	Exhibit incorporated by reference to an exhibit to the registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC. (the Registrant)

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	November 14, 2008
Frederick Weidinger	(Principal Executive Officer)

/s/ Edward A. White	Treasurer,	November 14, 2008
Edward A. White	(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit

3.1(1)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2*	By-Laws of the Company

3.3(2)	Amendment to By-Laws of the Company

10.1(3)	Share Purchase Agreement, dated August 12, 2008, by and among Braintech, Inc., SHAFI, Inc., SHAFI Innovation, Inc. and Adil Shafi

10.2(3)	Employment Agreement, dated August 12, 2008, by and between Braintech, Inc. and Adil Shafi

10.3(3)	Non-Competition Agreement, dated August 12, 2008, of Adil Shafi

10.4(3)	Lock-Up Agreement, dated August 12, 2008, of Adil Shafi

10.5(4)	Letter Agreement between Royal Bank of Canada and the Company

10.6*	Form of Warrant issued to the registrant’s Chief Executive Officer and former Chief Executive Officer on September 26, 2008

10.7*	Form of Warrant issued to the LC Providers on September 26, 2008

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)	Exhibit incorporated by reference to an exhibit to the registrant’s Form S-1 filed with the Securities and Exchange Commission on May 2, 2001.
(2)	Exhibit incorporated by reference to an exhibit to the registrant’s Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.
(3)	Exhibit incorporated by reference to an exhibit to the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2008.
(4)	Exhibit incorporated by reference to an exhibit to the registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2008.