Form 10-K
period 2008-12-31
BRAINTECH INC
filed 2009-03-31
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number 000-24911

BRAINTECH, INC.
(Name of small business issuer in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 Tysons Boulevard, Suite 350
McLean, Virginia 22102
 (Address of principal executive offices) (Zip code)

(703) 637-9754
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes.   ☐ No.   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes.   ☐ No.   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes.   ☒ No.   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendment to this 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes.   ☐ No.   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,649,608 (computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, on that date).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not determined for other purposes.

As March 26, 2009, there were 58,662,245 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
No documents required pursuant to Part III of this report are incorporated by reference.

BRAINTECH, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.

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

Except where specified otherwise, our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. We have a presence in Canada, and as a result, certain of our transactions (including payment of salaries to our Canadian employees) are completed in Canadian dollars (“Cdn$”). For purposes of this Annual Report on Form 10-K, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.94, being the average exchange rate during the year ended December 31, 2008.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We were incorporated in Nevada on March 4, 1987, and since January 3, 1994 our corporate name has been Braintech, Inc. Our principal executive offices are located at 1750 Tysons Boulevard, Suite 350, McLean Virginia, USA 22102.  Our telephone number is (703) 637-9780 and our Internet address is www.braintech.com.

When used in this Annual Report on Form 10-K, except as specifically noted otherwise, the term “Braintech” refers to Braintech, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Braintech, Inc. and its wholly-owned subsidiaries.

Business of Issuer

Our business consists of the research and development, supply, commercialization, training, maintenance and support of machine vision and vision guidance technologies, products and services for industrial robots and other types of machines and material handling in the industrial, and government markets. The field of machine vision and vision guided robotics requires our vision software systems to incorporate advanced robotic engineering and programming technology for optimal integration with manufacturing automation systems.

New Beginnings and Direction: the Transition

Since his appointment as our Chief Executive Officer in November 2007, Mr. Weidinger has developed and implemented a new business plan that redefines the Company’s markets, in order to better utilize its technology and to create operating leverage. His management has refocused the Company’s efforts from a pure research and development company in Vancouver, British Columbia with one customer in one niche market to an operating company driven by marketing, sales and business development in several vertical markets with a focus on the commercialization of our technology among a broad spectrum of machine vision potential customers including the United States Government. Our new mission is to “touch the customer” by establishing relationships with potential customers in order to better understand their problems and solve them more efficiently. To that end, the Company opened new offices near Washington, DC and Detroit, Michigan to focus on developing new business in the government and industrial markets.  The Company is also considering the transition to a recurring revenue license model and is seeking a robotics-oriented integrator or “OEM” for such purpose.  There is no certainty as to the sales cycle of developing, proposing and executing sales contracts with these new customers in these new markets, or as to the sales cycle in our traditional automotive market.  Additionally, we have designed, created and launched a new web site based upon interactive content. The goal of the new web site is to increase our brand awareness and awareness of our technology.

Principal Products and Services

Our software technologies, products and services are suitable for both product inspection and location analysis applications, and the projects we have completed have involved both applications. The vision guided robotic systems we have sold to date are used mainly in the manufacture and assembly of automobiles and automotive parts, but we believe our technologies are capable of developing systems that can be applied in a large number of industrial and government sectors.  We are currently researching the alternative markets of solar, fuel cell and battery, wind turbine and hybrid and electric for the sale of our software products.

We develop machine vision and vision guided robotic software systems based on our customers’ particular needs. Solutions that we have delivered range from single and multi-camera 2D systems to single and multi-camera 3D systems.

eVisionFactory

eVisionFactory (eVF) is our proprietary software platform which is intended to provide a comprehensive software environment for the design, development, operation, and support of vision guided robotic (VGR) systems.

Our target customers in the industrial arena, primarily industrial system integrators, use eVF to develop custom vision guided robotic systems all based on a common software platform. We have developed comprehensive training procedures that allow other users, such as integrators and channel partners, to develop customized vision guided robotic systems. We include a version of eVF in all of the vision guidance systems that we deliver.

The eVF software environment is designed to facilitate the expeditious and economical development of custom VGR systems. eVF stores and manipulates libraries of routines to perform the various functions that can be included within a vision guided robotic system. eVF includes standardized interfaces to which all of the routines are adapted, so that the routines can be combined easily and efficiently into an integrated system. eVF permits the operator to “drag and drop” individual routines from particular libraries to a window opened for the system under development. Once added to the system window, the routines are automatically linked together through the standardized eVF interface. eVF thus eliminates the need to write specialized computer code to link individual routines making it substantially easier for engineers and technicians to develop and deploy VGR solutions.

eVF is installed on a user’s computer system or controller as part of a completed vision guided robotic system. After installation, the system can be modified or upgraded, by altering or adding to the software components of the system, or by augmenting the data used by the system. eVF will permit users to make minor modifications directly. We plan to supply major modifications or upgrades at an extra charge.

eVF also includes maintenance and support features which monitor the performance of a vision guidance system to detect errors, and to notify the operator when an error has been detected.

The majority of software algorithms within eVF, which are aimed at location various objects and subsequently guiding robots to perform various operations, have been developed by and are proprietary to us. eVF also uses a number of basic image processing and feature finding routines which are sourced from and are proprietary to a number of vision library vendors or are available as open source libraries in the public domain.

A more detailed description of our unique eVF software technology follows:

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

SR3D (Surround Vision 3D) (Patent Protected): SR3D is similar to SC3D but involves multiple cameras configured to view different areas of the same part.

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

RTPT (Real Time Part Tracking) (Patent Pending): RTPT uses one or more cameras to image a given part in real time and provides an industrial robot with a continuous stream of data about where the part is, how fast and in what direction it is moving. RTPT makes it possible for robots to work on parts while in motion, significantly improving production throughput. Other applications of the technology include dynamic materials handling, assembly or measurement where the objects of interest are in motion during the robotic process.

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

RBP (Random Bin Picking) (Patents Pending). RBP is an advanced eVF Vision Guided Robotic technology solution for unstructured random bin picking. To the best of our knowledge, we are the first company to develop unstructured random bin picking. RBP uses advanced geometric pattern matching for robust part candidate recognition, fast range data analysis for efficient and accurate location of parts in 3D, dynamic candidate scoring for finding the best part candidate to grasp, and dynamic interference detection to prevent collisions and provide optimal grasping. Our 2008 “agitation” patent application further enhances our RBP technology.

In addition to developing components to enhance the functionality of eVF as described above, and in addition to our existing interface with ABB, we have completed or are in the process of interfacing eVF with the other major industrial robot manufacturers Fanuc, Kawasaki, Kuka, Motoman and Nachi.  This will allow us to expand our customer base significantly.  We also continue to improve the vision guidance science for random bin picking applications and have added new functionality such as generic collision avoidance, bin shaking or agitation, teach pendant, and robot motion planning.  These new functionalities will allow us to install the random bin picking application with all major industrial robot manufacturers.

eVisionEngine

eVisionEngine (eVE) is a technology library that offers all of the scientific benefits of the eVF platform and facilitates the development of custom applications by robot OEM’s, vision software providers, and vision integrators.  eVE provides a comprehensive set of robust vision science algorithms for 2D, 2.5D and 3D pose calculations packaged with automatic calibration, automatic training, automatic testing and automatic model calculation.  eVE allows robot manufacturers, vision system providers, smart camera manufactures and system integrators to add VGR functionality to their products and solutions through application programming interfaces (API’s).  eVE benefits the user by providing access to Braintech’s core VGR technology and allowing for faster development time when bringing new products to market. eVE is also available in modules to enable specific functionality.

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

Our research indicates that there are approximately ten times as many random bin picking opportunities for any type of material movement application than current automation practices allow. It is our intent to target these opportunities in not only our present automotive-industrial space but also the government/military space and general industry.  We are in the process of forming an internal task force led by our CEO with the objective of demonstrating the capabilities of our unique random bin picking technology integrated with different robot manufacturers with the goal of commercialization and sale of the technology.  The Company believes it has a clear competitive advantage in the area of random bin picking robotic vision guidance.

Competitive Position -Vision Guided Robotic Systems

Machine vision and vision guided robotics is an emerging industry and as such, no statistics are available to determine the size or composition of the overall market. As a result, the composition of our competitors varies. Our primary competitors consist of a fragment of vision providers, which generally consist of industrial vision guided robotics, such as Fanuc Robotics, ISRA, Kuka, and Motoman, vision providers, such as MVTec, ISRA and Radix Controls, and integrators using Cognex cameras and software to create vision guided robotics solutions.

Many of our potential competitors are substantially larger than we are and earn substantially greater revenue. We believe that a many of companies operating in the machine vision market have the capability to develop the kind of vision guidance systems we develop. However, we also believe that:

•	eVisionFactory will enable us to develop vision guided robotic systems quickly and efficiently;

•	through our prior agreement with ABB, we demonstrated an ability to complete projects for major industrial clients; and

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

Research and Development

During our fiscal year 2008, we incurred research and development expense of $722,259 (2007 - $931,569).  These expenditures were off set by a Precarn (Canadian Government) research and development grant of $231,136 (2007 - $170,297). Substantially all of our research and development expenses consisted of internal personnel costs allocated to research and development.

Software Installations

Currently, we have over 170 product installations in more than 40 unique locations with over 20 different end-users. Additionally, we have sold approximately 15 development licenses to date. In 2008, we relied upon ABB, Inc. for approximately 99% of our revenues (2007 – 99%).

Effective February 1, 2004, we entered into an Exclusive Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products to develop and market vision guided robotic systems to ABB’s North American automotive customers. Early successes as a result of the Channel Partner Agreement convinced ABB to create a marketing strategy centered on a co-brand called TrueView™. TrueView™ Vision Guided Robotics, or VGR, systems fully integrate SC3D vision guidance technology and the eVF software platform.

As a result of achieving market acceptance for TrueView™ through 2004, ABB initiated a sales program that started in January 2005. In January 2005, our agreement with ABB was amended to allow ABB to market TrueView™, exclusively powered by our technology, to the countries of the European Economic Union and sub-license TrueView™ to their business partners on a worldwide basis.

On May 5, 2006 we entered into a new Exclusive Global Channel Partner Agreement with ABB for the licensing of our vision guided robotics technologies and software products. The stated purpose of the agreement was to allow ABB to establish a leadership position in the global automobile and general manufacturing vision guided robotics markets by strategically marketing and selling the TrueView family of vision guided robotic systems as their global standard. As part of the new Exclusive Global Channel Partner Agreement, ABB agreed to guarantee a minimum purchase of our eVF runtime licenses totaling $10,500,000 for the period ending December 31, 2008. The minimum guarantees were allocated on an annual basis as follows: 2006—$1,500,000; 2007—$3,500,000; 2008—$5,500,000.  In addition to the purchase commitments, ABB provided $300,000 for research and development of a random bin picking technology in 2006 and 2007.  ABB required a reduction of $250,000 in the minimum purchase guarantee for the quarter ending December 31, 2008 as a result of the late delivery of a commercially viable random bin picking product that was due on December 31, 2007, and the minimum purchase guarantee for the year ending December 31, 2008 was reduced from $5,500,000 to $5,250,000.  In exchange for ABB entering into this agreement, we granted ABB an exclusive global channel partner license during the term for the use and distribution of our software products in the automotive market and in specified general industry markets.  During the term of the agreement, ABB accumulated approximately $8 million of unsold inventory of vision licenses which we have agreed they may continue selling after the agreement’s expiration on December 31, 2008.  We will receive no further revenue under this agreement.

Under the prior ABB agreement, in addition to supplying vision guided robotic systems to ABB, we also provided them with eVF upgrades for previously installed systems, we held training seminars for their technical staff and we provided engineering services to assist them in design of vision guided robotic systems.

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

•	software routines we have written from time to time in developing machine vision systems;

•	software routines we have written from time to time in developing vision guided robotic systems;

•	software we have written and incorporated in VOLTS-IQ, our intelligent vision platform for the consumer and service robotics market; and

•	hardware designs we’ve developed and software we have written and incorporated into compact imaging devises for various consumer and potentially military applications.

We have registered the trademarks “Braintech”, “eVF”, “eVisionFactory”, ”eVE” and “eVisionEngine” with the U.S. Patent and Trademark office. We have also applied for registration of the trademark “SC3D”, “RBP” and “Random Bin Picking” with the U.S. Patent and Trademark Office. In the Canadian Trademarks Office we have registered the trademarks “Braintech”, “SC3D”, “eVF”, and “eVisionFactory”.

On November 9, 2004, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,816,755 regarding the Method And Apparatus For Single Camera 3D Vision Guided Robotics which addresses a method of three-dimensional handling of an object by a robot that uses a tool and one camera mounted on the robot.  At least six target features which are normal features of the object are selected on the object. The features are used to train the robot in the frame of reference of the object so that when the same object is subsequently located, the robot's path of operation can be quickly transformed into the frame of reference of the object.

On February 26, 2008, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,336,814 regarding the Method and Apparatus for Machine Vision which addresses a system and method that facilitate machine-vision, for example three-dimensional pose estimation for target objects, using one or more images sensors to acquire images of the target object at one or more positions, and to identify features of the target object in the resulting images. A set of equations is set up exploiting invariant physical relationships between features such as constancy of distances, angles, and areas or volumes enclosed by or between features. The set of equations may be solved to estimate a 3D pose. The number of positions may be determined based on the number of image sensors, number of features identified, and/or number of known physical relationships between less than all features. Knowledge of physical relationships between image sensors and/or between features and image sensors may be employed. A robot path may be transformed, based on the pose, to align the path with the target object.

We have the following nine applications pending with the U.S. Patent and Trademark Office.  Where we believe it is appropriate and cost-effective, we also apply for foreign patent protection in the applicable jurisdictions.

Method and Apparatus For Single Image 3d Vision Guided Robotics (SC3D Variant):  A method of three-dimensional object location and guidance to allow robotic manipulation of an object with variable position and orientation using a sensor array which is a collection of one or more sensors capable of forming a single image.

System And Method Of Visual Tracking System And Method Of Robotically Engaging An Object (SC3D Variant):  One embodiment produces signals that emulate the output of an encoder, based on captured images of an object, which may be in motion. One embodiment provides digital data directly to a robot controller without the use of an intermediary transceiver such as an encoder interface card. One embodiment predicts or determines the occurrence of an occlusion and moves at least one of a camera and/or the object accordingly.

System And Method Of Determining Object Pose (SL3D):  Briefly described, one embodiment determines pose of an object of interest at a run time by capturing a first image of a first structured light pattern projected onto a first local surface of the object of interest; determining a first run-time data set from the captured first image, wherein the first run-time data set corresponds to information determined from the first structured light pattern projected onto the first local surface; comparing the determined first run-time data set and a corresponding first reference data set, the first reference data set corresponding to an ideal pose of the first local surface on an ideally posed reference object; and determining at least one first degree of constraint that defines a first partial pose of the first local surface, the at least one first degree of constraint based upon the comparison of the first run-time data set with the corresponding first reference data set.

System And Method Of Aerial Surveillance:  Briefly described, one embodiment comprises a lighter-than-air aerial platform, at least one image capture device carried by the lighter-than-air aerial platform and operable to sequentially capture a plurality of images, and at least one control surface physically coupled to the lighter-than-air aerial platform and operable to control direction of movement of the lighter-than-air aerial platform along a surveillance path in response to a guidance control signal determined in part upon the sequentially captured plurality of images.

System And Method Of Identifying Objects (RBP):  Briefly described, one embodiment is a method that captures a first image of at least one object with an image capture device that is moveable with respect to the object, processes the first captured image to determine a first pose of at least one feature the object, determines a first hypothesis that predicts a predicted pose of the identified feature based upon the determined first pose, moves the image capture device, captures a second image of the object, processes the captured second image to identify a second pose of the feature, and compares the second pose of the object with the predicted pose of the object.

System And Method Of Robotically Engaging An Object:  Briefly described, one embodiment is a method for imprecisely engaging an object or tool, the method comprising capturing an image of an imprecisely-engaged object with an image capture device, processing the captured image to identify a pose of the imprecisely-engaged object, and determining a pose deviation based upon the pose of the imprecisely-engaged object and the pose of a corresponding ideally-engaged object.

System And Method Of Three-Dimensional Pose Estimation (RBP):  Briefly described, one embodiment is a method that captures a first image of at least one object with an image capture device, processes the first captured image to find an object region based on a reference two-dimensional model and determines a three-dimensional pose estimation based on a reference three-dimensional model that corresponds to the reference two-dimensional model.  Thus, two-dimensional information or data is used to segment an image and three-dimensional information or data used to perform three-dimensional pose estimation on a segment of the image.

Robotic Systems With User Operable Robot Control Terminals (Teach-Pendant):  In 2008 we filed a patent application addressing robotic systems and methods that employ at least some communications between peripheral controllers, for example the vision controller, conveyor controller, camera controller and/or inspection controller, that is independent of a robot controller or robot motion controller. This may include a parallel communications path.

Methods And Apparatus To Facilitate Operations In Image Based Systems (Agitation or Bin-Shaking):  Another 2008 patent application is related to vision based systems that select actions based on analysis of images to redistribute objects. Actions may include action type, action axis and/or action direction. Analysis may determine whether an object is accessible by a robot, whether an upper surface of a collection of objects meet defined criteria, and/or whether clusters of objects preclude access.

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

Employees

As of March 26, 2009, we have 24 employees. We are not subject to any collective bargaining agreements and we consider relations with our employees to be good.  Since November 2008, we have hired eleven employees in our Michigan office and two employees and three consultants (Human Resources, Special Counsel and Government Vision Scientist) in our Virginia office.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general may also affect our business operations.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  Our plans concerning these matters are addressed in Note 1 to the accompanying audited consolidated financial statements.  Our future is dependent on our ability to address these matters.  If we fail to do so for any reason, we may not be able to continue as a going concern, our business may fail and investors may lose their entire investment.

We may not be able to renew our Bank Loan with the Royal Bank of Canada (“RBC”).  Our inability to renew our loan with RBC or someone else may trigger a default under the RBC Loan Agreement.

As of December 31, 2008 the Company had a balance of $2,104,376 outstanding on a bank loan of $2,473,000 dated July 29, 2008 and maturing July 11, 2009 from RBC (the “RBC Loan”).  A general security agreement covering all of the Company’s personal and intangible property, including intellectual property, has been pledged as collateral. Standby letters of credit securing the full amount of the RBC Loan provided by certain accredited investors (the “LC Providers”) were required by the bank in order to enable the RBC Loan.  If we are unable to renew the RBC Loan or refinance the loan with another institution, we may lose all of our assets which are pledged as collateral and investors may lose their entire investment.

If we are not able to renew the RBC Loan or refinance it elsewhere, RBC may call on certain standby letters of credit securing the loan triggering a default under the LC Providers’ general security agreement with the Company which could result in investors losing their entire investment in the Company.

A general security agreement, which is subordinate to the general security agreement of RBC, covering all of the Company’s personal and intangible property, including intellectual property was pledged as security to the LC Providers in December 2006 and in September 2008.  In the event the Company defaults on the RBC Loan and the standby letters of credit are called by the Royal Bank of Canada, the Company will immediately appoint the Managing Member of the LC Provider group as the manager of the Company’s assets with full power under the LC Providers’ General Security Agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.  Our CEO is the provider of the largest letter of credit and is the Managing Member of the LC Providers.  His interests and the interests of the other LC Providers (two of whom are directors and three of whom are employees) may conflict with the interests of the other holders of Braintech’s common stock. Investors may lose their entire investment if RBC draws on the standby letters of credit.

We have almost exclusively relied on a single channel partner, ABB, to distribute and generate sales of our products.  Our agreement with ABB expired on December 31, 2008. If we are unable to enter into relationships with new customers or new channel partners, our business may fail and investors may lose their entire investment.

We historically relied almost exclusively on the Robotics Division of ABB Inc. to purchase our products and to sell and distribute them to end users pursuant to an Exclusive Global Channel Partner Agreement entered into in May 2006.  This Channel Partner Agreement expired in accordance with its terms on December 31, 2008.  Under this agreement, ABB accumulated approximately $8 million of unsold inventory of vision licenses which we have agreed they may continue selling notwithstanding the agreement’s expiration on December 31, 2008.  We will receive no further revenue under this agreement.  If we are unable to enter into relationships with new customer or new channel partners, our business may fail and investors may lose their entire investment.

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

We have generated only approximately $12.5 million in revenues since the inception of our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to December 31, 2008 was approximately $37.4 million. We had cash in the amount of $2,446,538 as of December 31, 2008. We estimate our average monthly operating expenses including debt service to be approximately $450,000 each month throughout 2009. We estimate that without further funding or new revenue, we will deplete our cash resources in approximately July 2009. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated March 26, 2009.  If we are unable to continue as a going concern, investors may lose all of their investments in our Company.

A portion of our assets, one of our directors and one of our officers are located outside the United States, which may make it difficult for investors to enforce any judgments obtained against us or any of our directors or officers in the United States.

A portion of our assets are located outside the United States. In addition, one of our directors and one of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against the Company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 58,662,245 are issued and outstanding as of March 26, 2009. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience significant dilution in their ownership of our Company in the future.

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

We have no operating history in these new markets and our new technologies and products are in the development stage. As a result, it is difficult for us to accurately forecast our future operating performance and the performance of our new technologies and products and the revenues it will generate. Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies embarking into new markets with new technologies and products. Currently we are finding that it is very difficult to introduce our products into these new sales markets and that we have a significantly longer than normal sales cycle.  Many of these factors are beyond our control, including unanticipated operational, research and business development expenses, employment costs, administrative expenses, legal expenses and technology costs. In addition, as a result of the current economic situation, we are finding that our potential industrial assembly customers do not have available capital budgets.  We cannot assure our investors that our revised business strategy will materialize or prove successful. Furthermore, we may need to raise additional funds through public or private debt or sale of equity to execute our revised business strategy. There can be no assurance that any additional financing will be available to us or that adequate funds will be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from succeeding with our new business strategy which would result in the loss of your investment.

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and consume resources that are necessary to sustain our business.

In August 2008 we completed the acquisition of Shafi and we may acquire other companies in the future. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We also may experience lower rates of renewal from subscription customers obtained through acquisitions than our typical renewal rates. Moreover, we cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of these transactions, we may:

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

For example, in our acquisition of Shafi, the consideration we paid consisted of shares of our common stock, which diluted the ownership of our existing stockholders.  Moreover, we are currently in litigation to rescind the Shafi acquisition. See note 4 to our financial statements.

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

The market for vision guided robotics is subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet customer requirements in a timely manner, there can be no assurance that our existing and new products will gain enough market acceptance to allow us to execute a timely sales contract with one or more new customers. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. They may be better able to attract qualified personnel than we will. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Competitors’ products may add features, increase performance or sell at lower prices. We cannot predict whether our products will compete successfully with such new or existing competing products. Increased competition in the industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business. If we go out of business, investors will lose their entire investment.

The sale of a substantial number of shares of our common stock into the public market may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 58,662,245 shares of common stock issued and outstanding as of March 26, 2009. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of March 26, 2009, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Furthermore, in connection with the acquisition of Shafi, we issued shares of our common stock, and agreed to register those shares for resale.  Any significant downward pressure on the price of our common stock as the selling stockholders under one or more registration statements sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

We lease facilities in McLean, Virginia (our corporate headquarters), North Vancouver, British Columbia (our research and development center) and Pontiac, Michigan (our sales and technical support center). The McLean, Virginia premises consist of approximately 3,000 square feet in 2009 and the annual rent for 2009 is approximately $89,000 inclusive of operating costs.  The lease expires June 30, 2010.  The North Vancouver, British Columbia premises consist of 7,200 square feet and the annual rent for 2009 is approximately $159,000 inclusive of operating costs. The lease expires on August 31, 2013. Effective May 1, 2009, we are entering into an additional lease in New Westminster, British Columbia, for approximately 1,000 square feet.  The rent for 2009 (eight months) is approximately $15,000 inclusive of operating costs.  The lease will expire on April 30, 2012.  The Pontiac, Michigan premises consist of approximately 4,400 square feet and the annual rent for 2009 is approximately $45,000 inclusive of operating costs. The lease expires on May 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on the financial position of the Company. However, we are not able to predict the outcome of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, the Company has no current accruals for these potential contingencies. The Company cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

On February 10, 2009, Babak Habibi, formerly our Chief Technology Officer, initiated an action in the Supreme Court of British Columbia against Braintech Canada, Inc. and Braintech, Inc.  Mr. Habibi claimed that he had “good reason” to resign and secured a Garnishing Order before Judgment for $334,632.73 (Canadian) claiming entitlement to that amount under his employment agreement.  We are vigorously defending these actions and seeking the return of the garnished funds.  On March 30, 2009 we filed an Amended Statement of Defence in the Supreme Court of British Columbia asserting that Mr. Habibi lacked “good reason” to resign and that no severance is owing.  By motion we previously asserted that Mr. Habibi improperly garnished these funds.  On March 30, 2009, we filed a lawsuit in the Circuit Court of Fairfax County, Virginia against Mr. Habibi for, inter alia, misappropriation of trade secrets, tortious interference with our contractual and banking relations, and tortious interference with business expectancy relating to our employees.  The Virginia lawsuit seeks compensatory damages of not less than $100,000 and punitive damages of not more than $350,000.

On February 13, 2009 two other former employees, released as part of a reduction in force by Braintech Canada, Inc., after receiving full salary pay, statutory severance payments, time-bank payments, accrued vacation payments and signing full releases, instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement.  Each claim is for $25,000 (Canadian).  The Company disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend these actions.

Management believes that any potential loss associated with the above matters is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovations, Inc.  While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined.  This matter is subject to inherent uncertainties and management’s view may change in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are currently trading through the OTC Bulletin Board under the symbol “BRHI”.

The following table shows the high and low bid information for our common shares for the quarterly periods indicated.

Quarter	High	Low	Close
	($)	($)	($)

2008
Fourth quarter	0.17	0.02	0.07
Third quarter	0.35	0.15	0.16
Second quarter	0.35	0.20	0.33
First quarter	0..46	0.25	0.37

2007
Fourth quarter	0.51	0.26	0.28
Third quarter	0.70	0.41	0.475
Second quarter	0.82	0.283	0.54
First quarter	0.44	0.25	0.30

The market data information was obtained from the OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 26, 2009 we have 58,662,245 shares of common stock issued and outstanding held by approximately 550 stockholders of record. Information regarding the holdings of our directors, executive officers and certain other beneficial owners can be found beginning on below.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On September 29, 2008, we issued 554,910 shares of our common stock to Owen Jones, a director of the Company, at a fair value of $0.22 per share in exchange for extinguishing a debt in the amount of $122,080.  The shares were not registered in reliance on Section 4(2) of the Securities Act.

On January 26, 2009, we issued 410,000 shares of our common stock to David Baird, a beneficial owner of 5% or more of our outstanding common stock, in connection with the provision in 2006 of $255,000 emergency financing as described in greater detail under Item 13.  The shares were not registered in reliance on Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

Historically, we have generated the majority of our revenues from the sale of robotic vision software that we have developed.  Our software sales have principally involved computerized vision systems used for the guidance of industrial robots performing automated assembly, material handling, and part identification and inspection functions.  Most of these revenues are as a result of our Exclusive Global Channel Partner Agreement with ABB and, in accordance with its terms, the agreement expired on December 31, 2008.  We have generated total revenues, from the inception of our current operations on January 3, 1994 to December 31, 2008, in the amount of approximately $12.5 million.  For the year ended December 31, 2008, operating activities provided cash of $1,480,968.

We have incurred aggregate net losses of approximately $37.4 million during the period from the inception of our current operations on January 3, 1994, to December 31, 2008.  We will likely continue to incur significant additional operating losses as our product development, research and development, and marketing efforts continue.  Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenue recognized.

Shafi Acquisition

On August 12, 2008, in a stock for stock transaction, the Company acquired 100% of the outstanding shares of SHAFI, Inc. and 80% of the shares of SHAFI Innovation, Inc. (together “Shafi”) from Adil Shafi pursuant to a Share Purchase Agreement (“Shafi Purchase Agreement”).  Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. at a fair value of $0.33 per share (the “Closing Purchase Shares”) issued at the closing of the acquisition (“Shafi Closing”) and 1,000,000 shares of Braintech, Inc. common stock to be issued quarterly over the next 12 months upon the achievement of specified performance criteria including revenue generation (the “Contingent Purchase Shares”).

The primary reason for the Shafi transaction was the acquisition of key proprietary assets from Shafi to provide the Company with existing pipeline revenue (which never materialized) and a technological launching pad to accelerate its expansion into a wide-range of new markets that include aerospace, food and beverage, government, medical, pharmaceutical, plastics, and semi-conductor.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to Shafi to meet its working capital needs.  This advance was secured by all of the assets of Shafi, and was documented and secured at the Shafi Closing by a demand promissory note bearing an annual interest rate of 2.54%.

In order to finance the $100,000 advance, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum.  The promissory notes also provide that, each of the promissory note holders will be issued 50,000 common share purchase warrants as additional consideration.  On September 26, 2008, the promissory notes plus accrued interest were repaid in full and we issued a total of 100,000 common share purchase warrants to our Chief Executive Officer and former Chief Executive officer.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.

The following table summarizes the estimated preliminary fair values of the assets and the liabilities of the Shafi Inc. companies net of the debt Adil Shafi personally assumed.

As of August 12, 2008

Intangible assets, of Shafi Inc.	$1,090,000
Goodwill, of Shafi Inc.	900,000
Due to Braintech, Inc.	(100,000)
Current liabilities, of Shafi Inc.	(900,000)

Net assets acquired, of Shafi Inc.	$990,000
Consideration: Common stock issued	$990,000

Of the $1,090,000 of acquired intangible assets, $500,000 was assigned to branding and the Shafi customer base and contacts and $590,000 was assigned to the purchased technology.  The $900,000 of goodwill was assigned to the estimated value of future net revenues promised us under the acquisition agreement.  None of those revenues materialized.  At December 31, 2008, management believes that sufficient uncertainty exists as to the value of the Shafi Inc. intangible assets and goodwill, and accordingly, an impairment charge of $1,990,000 has been recorded.

As part of the Shafi acquisition, the parties agreed that any current liabilities of Shafi in excess of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or the Shafi companies.  As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000.  Through December 31, 2008, Braintech, Inc. had advanced additional funds to Shafi Inc. thereby allowing Shafi Inc. to repay $103,882 of the $900,000 in current liabilities.

Included in accounts payable is the amount of $796,118 of Shafi Inc. debt, which is non-recourse to the Company.

The Closing Purchase Shares are subject to a lock-up agreement that restricts the sale thereof for 6 months and thereafter places volume restrictions on the number of such shares that may be sold during any weekly period.  The Company also agreed to register for resale the shares of Company common stock issued to Adil Shafi and to cause the related registration statement to be effective not later than six months after the Shafi Closing.  Mr. Shafi’s sales of common stock under the registration statement will be subject to compliance with his lock-up agreement.

On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovations, Inc.  While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined.  This matter is subject to inherent uncertainties and management’s view may change in the future.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Annual Report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operation results and financial position.  Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.

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

Stock based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  Changes to these assumptions can have a significant impact on the estimate of stock based compensation.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Effects of Foreign Currency Exchange Rates and Inflation

While we record our financial statements in United States dollars, many of our expenses are incurred in Canadian dollars. As a result, fluctuations in the Canadian dollar exchange rate can affect our expenses, and thus our profit or loss. During the year ended December 31, 2008, we realized a foreign exchange loss of $8,224. The foreign exchange loss resulted principally from transactions recorded in United States dollars for reporting purposes, but actually carried out in Canadian dollars. As at the date of this Annual Report on Form 10-K we have not engaged in exchange rate-hedging activities. To the extent we implement such hedging activities in the future we cannot assure that we will be successful.

In the years ended December 31, 2008 and December 31, 2007, inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 58”) “Accounting for Uncertainty in Income Taxes”, as an interpretation of Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.  Measurement of the tax uncertainty occurs if the recognition threshold has been met.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The adoption of FIN 48 had no impact to the Company.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”).  This new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009.  The Company does not believe that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial statements” (“SFAS 160”).  This new standard requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way-as equity in the consolidated financial statements.  Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009.  The Company does not believe that SFAS 160 will have an impact on its financial statements.

In March 2008, FASB, issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009.  We are assessing the potential impact that the adoption of SFAS 161 may have on our financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

During the year ended December 31, 2008, we adopted the following accounting standards:

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the US, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and as such, we adopted these provisions effective January 1, 2008.  SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value and include unrealized gains and losses in net income rather than equity. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect to apply the fair value option to any of our financial instruments.

Results of Operations

We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following table sets forth, for the indicated periods, data as percentages of revenue:
	Year Ended
	December 31	December 31
	2008	2007
Statement of Operations Data:
Sales	100.00%	100.00%
Cost of sales	(15.77)	(7.86)
Gross profit	84.23	92.14
Research and development	(10.49)	(23.40)
Selling, general and administration	(118.36)	(165.69)
Operation income/(loss)	(44.62)	(96.95)
Interest and financing expenses	(56.26)	(49.50)
Impairment charge on valuation of intangible assets and goodwill	(42.52)
Other income (expense), net	1.50	0.03
Income/(loss) for the period	(141.90)	(146.42)

Sales	Year Ended
	December 31	December 31%
	2008	2007	Change

	$4,680,515	$3,253,032	43.88%

Our increase in sales year over year is attributable to the increase in the ABB, Inc. minimum purchase guarantee in accordance with the terms of the Exclusive Global Channel Partner Agreement.  During the year ended December 31, 2008, we invoiced $5,253,999 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $759,646 for future recognition in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2.  We also recorded $64,055 for engineering and other services and $122,107 of previously deferred revenue.  During the year ended December 31, 2007, we invoiced $3,444,977 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $526,344 for future recognition in accordance with SOP 97-2.  We also recorded $81,194 for engineering and other services, $150,000 for research and development services related to the bin picking project and $103,205 of previously deferred revenue.

Research and Development Expenses	Year Ended
	December 31	December 31%
	2008	2007	Change

	$491,122	$761,272	(35.5%)

Research and development expenditures decreased $270,150, or 35.5%, to $491,122 for the year ended December 31, 2008, from $761,272 for the year ended December 31, 2007.  The decrease was mainly due to an increase in the Precarn funding grant received.  During the year ended December 31, 2007 we received a grant of $170,297 compared to a grant of $231,136 received during the year ended December 31, 2008.  Stock option expense allocated to research and development decreased $211,532 from $235,311 for the year ended December 31, 2007 to $23,779 for the year ended December 31, 2008.

Selling, General and Administrative Expenses	Year Ended
	December 31	December 31%
	2008	2007	Change

	$5,540,044	$5,390,038	2.8%

Selling, general and administration (SG&A) expenses increased $150,006, or 2.8%, to $5,540,044 for the year ended December 31, 2008, from $5,390,038 for the year ended December 31, 2007.  Stock based compensation increased $1,315,000 to $1,745,000 for the year ended December 31, 2008, from $430,000 for the year ended December 31, 2007.  Stock based compensation expense arises from the issuance of shares of our common stock to certain key employees and upon the achievement of certain milestones, pursuant to the terms of employment agreements.  Stock option expense decreased $1,939,045 to $786,244 for the year ended December 31, 2008 from $2,725,289 for the year ended December 31, 2007.  Wages and benefits increased $476,521 from $1,085,578 to $1,562,099 resulting from an increase in our administration staff of three individuals.  Accounting, legal and patent expenses increased $294,268 from $241,561 to $535,829, trade show and marketing expenses decreased $69,491 from $375,762 from $306,271, and office and miscellaneous expenses increased $72,753 from $531,848 to $604,601.

Financing Expenses	Year Ended
	December 31	December 31%
	2008	2007	Change

	$2,633,199	$1,610,117	63.5%

Interest and financing expenses increased $1,023,022, or 63.5%, to $2,633,199 for the year ended December 31, 2008, from $1,610,117 for the year ended December 31, 2008.  The increase was mainly due to an increase of $1,113,464 in the fair value of equity issued as compensation to bank loan guarantors from $1,327,241 for the year ended December 31, 2007 to $2,440,705 for the year ended December 31, 2008.  The interest on the bank loan decreased $78,820 to $88,890 for the year ended December 31, 2008, from $167,710 for the year ended December 31, 2007.  The decrease was mainly due to the reduced average principal amount of the bank loan and due to a reduction in the interest rate.  Bank loan guarantee expenses increased $12,903 from $25,166 to $38,069 during the year ended December 31, 2008.  Other financing expenses in the amount of $48,453 were incurred in the year ended December 31, 2008 for which there was no similar expense incurred in the year ended December 31, 2007.  Offsetting the increase in financing expenses was an expense of $90,000 for the fair value of equity issued as compensation for financing services incurred in the year ended December 31, 2007 compared to an expense of $17,082 incurred in the year ended December 31, 2008.

Liquidity and Capital Resources

Cash Flows

During the year ended December 31, 2008 we financed our research and development activities, our selling, general and administrative activities, and our investment in fixed assets, and the repayment of our bank loan using cash provided by our operations.  At December 31, 2008 we had cash and cash equivalents of $2,446,538, an increase of $1,525,171 from cash and cash equivalents of $921,367 at December 31, 2007.

Operating activities provided cash of $1,480,968 for the year ended December 31, 2008 and $681,181 for the year ended December 31, 2007.  Cash provided by operating activities during the year ended December 31, 2008 resulted from a net loss of $6,641,784, an increase in current liabilities of $516,199, an increase in deferred revenue of $637,539, non-cash amortization expenses of $29,562, non-cash loss on disposition of fixed assets of $1,999, impairment of intangible assets and goodwill expense of $1,990,000, non-cash stock option expenses of $810,023, non-cash stock based compensation expense of $1,720,000, non-cash equity compensation to loan guarantors of $2,440,705, and non cash equity compensation for services rendered of $42,082 offset by an increase in current assets of $46,552.

The following unaudited, non-GAAP schedule provides a summary of operations adjusted for amortization and equity-based compensation:

Adjusted Operating Income
	Years ended December 31,
	2008	2007

Sales	$4,680,515	$3,253,032
Cost of sales	737,929	255,722

Gross margin	3,942,586	2,997,310

Operating expenses:
Research and development	491,122	761,272
Stock option expense	(23,779)	(235,311)
Adjusted research and development	488,745	525,961

Selling, general and administrative	5,540,044	5,390,038
Amortization expense	(29,562)	(23,572)
Stock option expense	(786,244)	(2,725,289)
Stock based compensation	(1,745,000)	(430,000)
Adjusted selling, general and administration	2,979,238	2,211,177

Adjusted operating income	$474,603	$260,172

Investing activities used cash of $34,836 during the year ended December 31, 2008 and $42,248 during the year ended December 31, 2007.  Cash used for investing activities during the year ended December 31, 2008 resulted from the purchase of fixed assets in the amount of $39,997 offset by proceeds of disposition of $5,161.  Cash used for investing activities during the year ended December 31, 2007 resulted from the purchase of fixed assets in the amount of $44,643 offset by proceeds of disposition of $2,395.

During the year ended December 31, 2008, financing activities provided cash of $1,207,163 as a result of an advance on our bank loan and $27,500 as a result of selling shares of our common stock, and used cash of $1,155,624 for repayment of the bank loan.  During the year ended December 31, 2007, financing activities provided cash of $685,484 as a result of selling shares of our common stock and used cash of $420,000 for repayment of the bank loan.

We estimate that, at our current level of operation, our cash expenses are approximately $450,000 per month. We estimate that without further funding or new revenue, we will deplete our cash resources in approximately July 2009.

Our Exclusive Global Channel Partner Agreement dated May 5, 2006 with ABB Inc. provided for a minimum purchase guarantee of $5,500,000 (reduced to $5,250,000 as a result of missing the RBP deadline of December 31, 2007) $5,250,000 for the year ended December 31, 2008.  The 2008 minimum purchase guarantee resulted in positive cash flow from operations during the year ended December 31, 2008. The ABB Agreement expired in accordance with its terms on December 31, 2008.  It is management’s intention to expand our business by developing products and services suitable for the consumer robotics market and the government and military markets. The full cost of expanding into these markets has not been determined but it is expected that some form of equity financing will be required to finance the expanded operations and to fund our bank loan repayment.

Bank Loan and Loan Guarantee

On October 23, 2006 the Company completed a transaction redeeming all of its previously outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 amortized over 18 months commencing June 2007 was obtained from the Royal Bank of Canada (the “2006 RBC Loan Agreement”).  A general security agreement covering all of the Company’s personal and intangible property, including intellectual property, has been pledged as collateral.

As additional security, the Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit as financing to the bank in order to enable the loan and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan.  Each Unit consists of two shares of the common stock of the Company, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. Our CEO is the provider of the largest letter of credit and is the Managing Member of the LC Providers.  A general security agreement covering all of the Company’s personal and intangible property, including intellectual property has been pledged as security to the LC Providers.  The general security agreement pledged to the LC Providers is subordinate to the general security agreement pledged to the Royal Bank.  In the event the Company defaults on the loan and the letters of credit are called by the Royal Bank, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding letters of credit.  In the event that the letters of credit are drawn down by the Royal Bank or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors.  The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company.  In any case where the letters of credit are drawn by the Royal Bank to any level, the Company will immediately appoint the Managing Member as the manager of the Company’s assets with full power under the LC Providers’ general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.

A total of $2,450,000 letters of credit were obtained to secure the bank loan and accordingly the Company has issued 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50.  As further compensation, the exercise price of 332,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.  The Company has also agreed to reimburse the LC Providers for all banking fees incurred in establishing and maintaining the letters of credit.

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

The agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement.  The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions.  Upon review, it was determined that the penalty provision clauses applied and, in accordance with the terms of the penalty provisions, the Company issued one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006.  On August 10, 2007, the Company issued 1,625,000 common shares at a fair value of $0.48 per share.

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

On September 17, 2008, the Company entered into a letter agreement with the Royal Bank of Canada dated July 29, 2008 (the “2008 RBC Loan Agreement”).  The 2008 RBC Loan Agreement provides for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and supersedes and cancels the 2006 RBC Agreement.  Immediately prior to funding under the 2008 RBC Loan Agreement, $1,197,837 remained outstanding under the 2006 RBC Loan Agreement.  The remaining balance under the 2006 RBC Loan Agreement was rolled into the $2,405,000 funded under the 2008 RBC Loan Agreement.  The term loan is repayable in 24 equal installments of $108,208 principal plus monthly accrued interest with the first payment due on October 11, 2008.   The term loan balance as of December 31, 2008 is $2,104,376.  The maturity date for the term loan is July 11, 2009.  Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

The Company’s obligations under the 2008 RBC Loan Agreement are collateralized by a general security agreement covering all of the Company’s personal and intangible property, including intellectual property of the Company and its subsidiary, Braintech Canada, Inc., and the irrevocable and unconditional standby letters of credit which were previously pledged by the LC Providers as security under the 2006 RBC Loan Agreement which were renewed and extended.  The LC Providers’ security arrangement remains in place as described earlier in this section.

On September 26, 2008, as compensation for extending the letters of credit as described above, the Company issued an aggregate of 10,375,000 common share purchase warrants, each of which entitle the holder to purchase one share of the Company’s common stock at $0.30 per share for a period of five years, to the LC Providers.  Additionally, on September 29, 2008, the Company issued an aggregate of 4,150,000 shares of the Company’s common stock to the LC Providers.  Each LC Provider received two shares of common stock and five share purchase warrants exercisable at $0.30 per share for each dollar of letter of credit provided.

The Company has recorded an expense of $1,814,055 related to the share purchase warrants issued as compensation to the LC Providers and an expense of $626,650 related to the common shares issued to the LC Providers at $0.151 per share.  The fair value of the common shares was calculated using the closing market price of the common stock on September 29, 2008 ($0.151) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

Off-Balance Sheet Arrangements

Not Applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9(A)(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Annual Report on Form 10-K, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Company’s principal executive officer and our Company’s principal financial and accounting officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Management (with the participation of our principal executive officer and principal financial and accounting officer) conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There have been no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information, as of March 26, 2009, with respect to our directors and executive officers

Name	Age	Position
Frederick (Rick) Weidinger	50	Chief Executive Officer and Chairman
Clifford G. Butler	55	Director
Owen L.J. Jones	57	Director
Russell S. Lewis*	54	Director
James L. Speros	50	Director
Tien Wong*	46	Director
Thomas E. McCabe	54	Executive Vice President, President of Braintech Government & Defense Inc.
Jerry Osborn	47	Executive Vice President, President of Braintech Industrial Inc.
Edward A. White	64	Senior Vice President, Administration
____________________
*	Denotes member of the audit committee.

Frederick (Rick) Weidinger was appointed as our Chief Executive Officer and as a director on October 22, 2007. Mr. Weidinger has served over the past 15 years as Chairman, Chief Executive Officer and President of Pontio Communications, Vice president Corporate Development for MFS Communications Company, and Chief Financial Officer of Institutional Communications Company (ICC). Mr. Weidinger holds both Juris Doctor and MBA degrees from Creighton University and a Bachelor of Science degree from the University of Nebraska. He presently sits on the Board of Directors of numerous private companies.

Clifford G. Butler was appointed as a director on May 10, 2006. Mr. Butler is currently President and Chief Executive Officer of the BAS Group, Inc., a privately held automotive service center, Managing Member of 14720 Southlawn, LLC, a private company that owns and manages commercial investments and commercial real estate, Managing Member of 2916 Palm Blvd., LLC, a private company that owns and operates resort investment real estate, and President and Chief Operating Officer of Aviation Facilities Corporation, Inc., an aviation real estate venture that owns and operates the leasehold for 60 individual aircraft T-Hangers for the indoor storage of aircraft. Throughout the 1980’s and early 1990’s, Mr. Butler was a lessee member of Congressional Air, Ltd., an aircraft charter operation, and he played a vital role in its success. Mr. Butler has over 33 consecutive years of entrepreneurial experience in the private sector.

Owen L.J. Jones has been a Director since December 1993 and was our Chief Executive Officer from December 1993 until October 22, 2007. Until its termination as of December 31, 2008, Mr. Jones provided consulting services pursuant to an employment agreement dated October 22, 2007. He still remains an advisor to Mr. Weidinger.  Prior to founding Braintech, Mr. Jones since 1981, held senior technical and marketing management positions with several high tech companies, regionally in British Columbia, nationally in Canada and the US. Mr. Jones majored in Canadian economic history with a minor in computer science from the University of British Columbia.

Russell S. Lewis was appointed as a director on November 13, 2007.  He is currently the Senior Vice President of Strategic Development at VeriSign Inc. (NASDAQ/VRSN), a leading provider of infrastructure services for Internet and Telecommunications networks. Prior to assuming this role at VeriSign, he held senior positions in Corporate Development and as the General Manager of VeriSign’s Naming and Directory Services Group, known for running a major portion of the Internet’s critical addressing infrastructure that manages the authoritative directories of all .com and .net domain names. Mr. Lewis is a Director of Delta Petroleum (NASDAQ/DPTR) and has served on numerous private boards. Mr. Lewis is a graduate of Deerfield Academy and holds an undergraduate degree in Economics from Haverford College, class of 1977, and a Master of Business Administration degree from Harvard Business School, class of 1981.

James L. Speros was appointed a director of our Company on September 15, 1998. Mr. Speros served as Chairman of Chalk Inc., a wholly owned subsidiary of Chalk Media Corp., a public company trading on the TSX Venture Exchange until its sale to RIM in 2008. From July 2005 to June 2006, Mr. Speros served as Chief Executive Officer of Chalk Inc. Prior to his affiliation with Chalk, he was President & CEO of Sideware Systems, Inc. a publicly-traded CRM software provider.

S. Tien Wong was appointed as a director on November 13, 2007.  He is currently Chairman and Chief Executive Officer of Opus8, Inc., a Chevy Chase, Md. based private investment firm specializing in middle market buyouts, private equity and venture capital investment. Prior to co-founding CyberRep, Inc, a private CRM outsourcing company, he worked for 10 years in commercial real estate finance and investments.

Thomas E. McCabe was appointed as president of Braintech Government & Defense Inc. as well as General Counsel, Executive Vice President - Corporate Development and Secretary of our parent company Braintech, Inc. on November 5, 2008.  Prior to joining Braintech, Mr. McCabe was Vice President and Deputy General Counsel at XM Satellite Radio from 2005 to 2008.  Prior to XM, he was President and CEO of COBIS Corporation from 2004 to 2005, and President and CEO of its subsidiary MicroBanx Systems from 2001 to 2005.  From 1992 to 2000 he served in positions of increasing responsibility at GRC International (GRCI).  At the time of GRCI’s sale to AT&T in 2000, Mr. McCabe was serving as Senior Vice President – Corporate Development, General Counsel and Secretary.  He was an attorney in private practice from 1983 to 1992.  Mr. McCabe is a graduate of Notre Dame Law School and Graduate Business School and completed his undergraduate work at Georgetown University.

Jerry Osborn was appointed as President of Braintech Industrial Inc. and as Executive Vice President of our parent company Braintech, Inc.  Prior to joining Braintech, Mr. Osborn held various management positions in customer service, engineering, project management and manufacturing and was most recently Vice President and General Manager of the North American Robot Automation business unit of ABB Robotics Inc.  Mr. Osborn has a Bachelor of Science Degree in Industrial Technology from Colorado State University and has undertaken specialized graduate studies at Duke University, the University of Wisconsin-Milwaukee, the University of Michigan and the ABB Academy in Switzerland.

Edward A. White has served as our Senior Vice President, Administration since October 23, 2007.  Mr. White was previously our Director and Chief Financial Officer from November 1, 2000 to October 23, 2007. Mr. White has been a member of the British Columbia Institute of Chartered Accountants for 33 years and, for 23 of those years, Mr. White practiced as a self-employed chartered accountant serving clients in both the public and private sectors.

Our directors will hold office until they resign, or until our next shareholders’ meeting.

Involvement in Certain Legal Proceedings

The Company is not aware of any legal proceedings within the last five years that are material to an evaluation of the ability or integrity of any director or executive officer.

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

To the best of our knowledge, all executive officers, directors, and greater than 10% shareholders filed the required reports in a timely manner during fiscal 2008, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Frederick Weidinger	1 (1)	3	Nil
Owen Jones	2 (1)	6	Nil
James Speros	1 (1)	1	Nil
Clifford Butler	1 (1)	1	Nil
Russell Lewis	1 (1)	1	Nil
Tien Wong	1 (1)	1	Nil
Thomas McCabe	1 (1)	1	Nil
___________________
(1)	The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4, a Statement of Changes in Beneficial Ownership.

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

Corporate Governance Committee

Mr. Jones serves on our Corporate Governance Committee. Mr. Jones has not been determined independent determined by the Board of Directors pursuant to the rules of the Nasdaq Stock Market, as he was previously employed by the Company and had a consulting arrangement with the Company through December 31, 2008.  On January 29, 2003, we adopted our Corporate Governance Guidelines, which serves as the charter for this committee. The Corporate Governance Committee is responsible for reviewing with the Board, on an annual basis, the requisite skills and characteristics of new Board members as well as the composition of the Board as a whole. This assessment will, include members’ qualification as independent, as well as consideration of diversity, age, skills, and experience in the context of the needs of the Board. Nominees for directorship will be selected by the Corporate Governance Committee in accordance with the policies and principles in its charter and in accordance with the Corporate Governance Guidelines.

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

Audit Committee Financial Expert

Our board of directors has not determined that Messrs. Lewis and Wong may be considered to be financial experts as that term is defined by Item 407(d)(5)(ii) of Regulation S-K as promulgated by the Securities and Exchange Commission.  The board of directors is currently evaluating the qualifications required to meet the requirement of an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION TABLES

Summary Compensation Table

The following table contains summary information concerning the total compensation earned during the fiscal years ended December 31, 2008 and 2007 by our principal executive officer and the two other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table for the Years Ended December 31, 2008 and 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
		(2)	(3)	(4)	(4)
Frederick Weidinger, President and Chief Executive Officer (1)	2008	$258,000	Nil	$1,720,000	$391,704	Nil	Nil	Nil	$2,369,704
	2007	53,750	Nil	430,000	783,408	Nil	Nil	Nil	1,267,158
Babak Habibi, Chief Technology Officer	2008	112,800	Nil	Nil	182,943	Nil	Nil	Nil	295,743
	2007	111,600	23,506	Nil	270,793	Nil	Nil	Nil	405,899
Edward A. White, SVP Administration	2008	112,800	Nil	Nil	Nil	Nil	Nil	Nil	112,800
	2007	111,600	Nil	Nil	380,759	Nil	Nil	Nil	492,359

(1)	Mr. Weidinger was appointed as our Chief Executive Officer and as a Director on October 22, 2007.
(2)
Mr. Habibi and Mr. White are paid in Canadian funds and those funds which have been converted into United States funds at the following exchange rates: 2008 - Cdn$1.00 = US$0.94; 2007 - Cdn$1.00 = US$0.93.

(3)	Amount accrued for performance based bonuses.
(4)
These amounts represent the dollar amount of compensation we recognized during the years ended December 31, 2008 and 2007 for awards granted to the named executive officers based on the grant date fair value of the awards calculated in accordance with SFAS 123(R).  The fair value of option grants during the years ended December 31, 2008 and December 31, 31, 2007 to the above named executive officers was estimated using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

Year Ended	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility
December 31, 2008	1.78%	2 years	Nil	193%
December 31, 2007	3.96%	2 years	Nil	171%

Discussion of Summary Compensation Table Payments

Frederick Weidinger

On October 22, 2007, we entered into an employment agreement with Frederick Weidinger pursuant to which Mr. Weidinger agreed to serve as our Chairman and Chief Executive Officer beginning November 2007. The employment agreement will continue indefinitely unless terminated as provided in the agreement. In the event that Mr. Weidinger is terminated without just cause or he resigns for good reason, he will be entitled to a severance payment equal to two times his then current base salary. Mr. Weidinger’s base salary of US$258,000 per year may be increased by our board of directors. The agreement granted Mr. Weidinger stock options to purchase 3,000,000 shares of our common stock at an exercise price of $0.42 per share. 2,000,000 of these options vested immediately, and 1,000,000 vested upon the achievement of a certain milestone set forth in the agreement.  In connection with the achievement of the milestone and the vesting of the options, we recorded an expense of $391,704, calculated in accordance with the Black-Scholes valuation model.  Additionally, Mr. Weidinger purchased 8,000,000 shares of our common stock at a price of $0.01, or $80,000.  Of these shares, 7,000,000 were delivered and put into escrow and will be released from escrow and delivered to Mr. Weidinger upon the achievement of certain milestones set forth in the employment agreement. During the year ended December 31, 2008, certain milestones were achieved and, accordingly, 1,000,000 options vested and 4,000,000 shares were released from escrow and delivered to Mr. Weidinger.  In accordance with the release of the shares from escrow we recorded an expense of $1,720,000.  We continue to hold the remaining 3,000,000 shares pending the completion of milestones.  If Mr. Weidinger fails to achieve a milestone, we will repurchase the shares subject to that milestone from Mr. Weidinger for the agreed purchase price of $0.01 per share.

Edward A. White

On October 22, 2007, we entered into an employment agreement with Edward White pursuant to which Mr. White agreed to serve as Senior Vice President, Administration for our Company. Mr. White also continues to serve as our principal financial and accounting officer. The employment agreement will terminate in two years unless Mr. White is terminated or resigns earlier. In the event Mr. White is terminated other than for just cause or he resigns for good reason he is entitled to a severance payment equal to the greater of (x) 12 months base salary or (y) the remainder of the contract term. Mr. White’s base salary is CDN$120,000 per year. Mr. White was also granted 750,000 stock options exercisable at a price of $0.49 until three years after the termination of the employment agreement. Under the agreement Mr. White is also eligible to receive cash bonuses at the discretion of the Chief Executive Officer and our board of directors. Additionally, pursuant to the agreement, all outstanding stock options previously granted to Mr. White vested, and the exercise period of all such options was extended to three years after the termination date of the employment agreement. There was no change to the exercise price of these stock options.

Babak Habibi

On June 26, 2007 we entered into an employment agreement with Babak Habibi whereby Mr. Habibi would continue as our Chief Technology Officer. The term of the employment agreement was three years unless he is terminated for just cause. In the event Mr. Habibi was terminated for other than just cause he would have been entitled to a severance payment of 24 month base salary or the remainder of the contract term. His base salary was CDN$120,000 per year. Commencing with the 2007 fiscal year, Mr. Habibi was eligible for a cash performance bonus equal to 2% of our annual revenues from eVF software related sales in excess of $2,500,000 to a maximum of $8,000,000 and thereafter 1% from the next $12,000,000 of annual revenues from eVF software related sales. For fiscal 2007 Mr. Habibi was awarded $23,506 from this cash performance bonus. He did not earn a cash bonus for fiscal 2008.  Commencing with the 2007 fiscal year, Mr. Habibi was eligible to receive an annual performance stock bonus of 10,000 shares of our common stock for the first $1,000,000 of non-eVF software annual revenues and thereafter 2,000 shares of our common stock for each $1,000,000 of non-eVF software annual revenues up to a maximum sales amount of $10,000,000. None of this materialized.  On June 26, 2007, Mr. Habibi was granted 750,000 stock options exercisable at a price of $0.62 until June 26, 2012. As further consideration, the exercise period of all outstanding stock options previously granted to Mr. Habibi was extended to the expiration date of the employment agreement inclusive of all extensions thereof. There was no change to the exercise price of these stock options.  Mr. Habibi resigned from the Company effective February 3, 2009.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as at December 31, 2008.

Outstanding Equity Awards as at December 31, 2008
	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frederick Weidinger, President and Chief Executive Officer	3,000,000	Nil	Nil	0.42	22/10/12	3,000,000	210,000

Babak Habibi, Chief Technology Officer	150,000 500,000 100,000 750,000 250,000	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	0.20 0.60 0.40 0.62 0.45	26/06/12 26/06/12 26/06/12 26/06/12 11/12/12	Nil	Nil	Nil	Nil

Edward A. White, SVP Administration	150,000 250,000 100,000 750,000 250,000	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	0.20 0.65 0.40 0.49 0.45	22/10/12 22/10/12 22/10/12 22/10/12 11/12/12	Nil	Nil	Nil	Nil

Compensation of Directors

All compensation paid to our directors is limited to our non-employee directors. We use a combination of cash and stock-based incentive compensation to attract and retain qualified individuals to serve on the Board. Directors who are employees of our Company do not receive additional compensation for serving as directors. Each director who is not an employee of our Company receives an annual fee of $10,000, a fee of $750 for each Board meeting and Audit Committee meeting attended in person, $500 for each Compensation Committee meeting and Governance Committee meeting attended in person.  Each director who is not an employee receives a fee of $250 for attending a Board meeting, Compensation Committee meeting or Governance Committee meeting by telephone conference call.  Directors who attend an Audit Committee meeting by telephone conference call receive a fee of $500 per meeting.  Board member who are also members of the executive committee receive a monthly fee of $750.  All of our directors are reimbursed for out-of-pocket expenses occurred in attending meetings of the Board or committees thereof, and for any other expenses incurred in their capacity as directors of our Company. Under our incentive stock option plan each non-employee director is eligible to receive options to purchase shares of our common stock. Each award is determined on an individual basis by our Chief Executive Officer in consultation with the Board.

To date we have accrued all of these director fees for future payment. As at December 31, 2008, we have accrued a total of $131,178 for future payment.

The following table sets forth a summary of compensation for the year ended December 31, 2008 that we paid or accrued to each director. We do not sponsor a pension benefits plan, a nonqualified deferred compensation plan or a non-equity incentive plan for our directors; therefore, these columns have been omitted from the following table. Except for reimbursement of travel expense to attend board and committee meetings, no other or additional compensation for services were paid to any of the directors.

Director Compensation Table
for the Year Ended December 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
		(1)	(1)
James Speros	11,550	Nil	4,530	Nil	15,780
Clifford Butler	12,250	Nil	10,737	Nil	22,487
Russell Lewis	20,210	Nil	22,652	Nil	42,862
S. Tien Wong	20,210	Nil	22,652	Nil	42,862
________
(1)
These amounts represent the dollar amount of compensation we recognized during the year ended December 31, 2008 for awards granted to the named executive officers based on the grant date fair value of the awards calculated in accordance with SFAS 123(R). The fair value of option grants during the year ended December 31, 2008 to the above named non-employee directors was estimated using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

Year Ended	Risk Free Interest Rate	Expected Life	Dividend Yield	Expected Volatility
December 31, 2008	2.11%	2 years	Nil	190%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation plans

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,942,000	$0.37	5,132,000
Equity compensation plans not approved by security holders	30,331,250	$0.33	4,675,000
Total	39,273,250	$0.35	9,807,000

Equity Compensation Plans Adopted With Security Holder Approval

The Company has reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan.  Up to December 31, 2008, 594,000 stock options are unallocated and remain available pursuant the 2000 Stock Option Plan, 598,000 stock options are unallocated and remain available pursuant to the 2003 Stock option Plan, and 3,940,000 stock options are unallocated and remain available pursuant the 2007 Stock Option Plan.  Subject to the requirements of any stock exchange on which the Company’s shares are listed, the Company’s Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 plan and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans.  The Company’s board of directors has granted the Company’s Chief Executive Officer authority to grant awards pursuant to the 2000 Stock Option Plan, 2003 Stock Option Plan and 2007 Stock Option Plan.

Equity Compensation Plans Adopted Without Security Holder Approval

In order to attract senior level executives, in October 2007 we adopted the Bonus Stock and Bonus Stock Option Incentive Plan, which we refer to as the Bonus Plan. The Bonus Plan provides for the issuance of up to 30,000,000 shares of our common stock. The aggregate amount of stock to be issued as bonus stock under the Bonus Plan may not to exceed 20,000,000 shares and the aggregate number of shares to be issued pursuant to the exercise of bonus stock options may not to exceed 10,000,000 shares. The awards under the Bonus Plan may be subject to certain milestones and in the event that the securities are granted prior to the achievement of those specified milestones, such securities will be subject to escrow restrictions. Up to December 31, 2008, we had issued 11,750,000 shares of bonus stock and 5,325,000 bonus stock options under the Bonus Plan. The shares of bonus stock issued are fully paid, non-assessable and have full voting rights.  The Company’s board of directors has granted the Company’s Chief Executive officer authority to grant awards pursuant to the Bonus Plan.

Up to December 31, 2008, we had issued 25,006,250 share purchase warrants as settlement compensation to debenture holders, as compensation to bank loan guarantors, as compensation for finders’ fees and as compensation for other services.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding our common stock beneficially owned on March 26, 2009 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days of March 26, 2009. As of March 26, 2009, we had 58,662,245 shares of common stock issued and outstanding.

Unless indicated below, each shareholder’s address is 1750 Tysons Blvd., Suite 350, McLean, Virginia 22102.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Frederick W. Weidinger*	22,483,750	(2)	32.55%
Clifford G. Butler*	4,085,238	(3)	6.73%
Owen L.J. Jones* (#102 – 930 West 1st Street, North Vancouver, BC, Canada, V7P 3N4)	16,475,849	(4)	24.31%
Russell Lewis*	750,000	(6)	1.26%
James L. Speros*	2,209,084	(6)	3.66%
Tien Wong*	750,000	(7)	1.26%
Babak Habibi (#102 – 930 West 1st Street, North Vancouver, BC, Canada, V7P 3N4)	1,883,334	(8)	3.12%
Edward A. White (#102 – 930 West 1st Street, North Vancouver, BC, Canada, V7P 3N4)	1,633,334	(9)	2.71%
David Baird (1302-1081 Ambleside Drive Ottawa, ON K2B 8C8)	6,152,096	(10)	9.92%
All directors and executive officers as a group (10 Persons)	53,770,589	(11)	62.07%
_____________________
*	Denotes a Director of the Company
(1)
Based on 58,662,245 shares of common stock issued and outstanding as of March 26, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 3,000,000 shares issuable pursuant to stock options and 7,411,250 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 26, 2009.
(3)	Includes 500,000 shares issuable pursuant to stock options and 1,577,619 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 26, 2009.
(4)
Includes 1,100,000 shares issuable pursuant to stock options and 8,011,324 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 26, 2009. Figures stated for Mr. Jones exclude 321,934 shares owned by Judy Jones, of which Mr. Jones disclaims beneficial ownership.

(5)	Includes 750,000 shares issuable pursuant to stock options exercisable within 60 days of March 26, 2009.
(6)	Includes 947,000 shares issuable pursuant to stock options and 673,750 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 26, 2009.
(7)	Includes 750,000 shares issuable pursuant to stock options exercisable within 60 days of March 26, 2009.
(8)	Includes 1,750,000 shares issuable pursuant to stock options exercisable within 60 days of March 26, 2009.
(9)	Includes 1,500,000 shares issuable pursuant to stock options exercisable within 60 days of March 26, 2009.
(10)	Includes 3,383,548 shares issuable pursuant to shares purchase warrants exercisable within 60 days of March 26, 2009.
(11)	Includes 10,497,000 shares issuable pursuant to stock options and 17,673,943 shares issuable pursuant to share purchase warrants exercisable within 60 days of March 26, 2009.

Arrangements Which Could Result in a Change in Control

Bank Loan and Loan Guarantee

As described in greater detail in Item 7 above and in Note 9 to the Company’s audited financial statements, the Company has a loan with the Royal Bank of Canada (the “RBC Loan”).  Under the RBC Loan, a general security agreement covering all of the Company’s personal and intangible property, including intellectual property, has been pledged as collateral.  As additional security, the Royal Bank required that standby letters of credit (LCs) securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the LCs as financing to the bank in order to enable the RBC Loan. Our CEO is the provider of the largest LC and is the Managing Member of the LC Providers.  Owen Jones, a director, is the provider of the second largest letter of credit. A general security agreement covering all of the Company’s personal and intangible property, including intellectual property has been pledged as security to the LC Providers.  The general security agreement pledged to the LC Providers is subordinate to the general security agreement pledged to the Royal Bank.  In the event the Company defaults on the RBC Loan and the LCs are called by the Royal Bank, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding LCs.  In the event that the LCs are drawn down by the Royal Bank or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors.  The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company.  In any case where the LCs are drawn by the Royal Bank to any level, the Company will immediately appoint the Managing Member as the manager of the Company’s assets with full power under the LC Providers’ general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.

If the Company were to default on the RBC Loan, the Royal Bank of Canada could (i) acquire ownership of any or all of the Company’s assets, or (ii) draw on the LCs triggering the LC Providers’ rights as described above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

In addition to transactions described elsewhere herein, the following are transactions since January 1, 2008 through March 26, 2009 in which, our directors, our executive officers, and beneficial owners of 5% or more of our outstanding common stock, have an interest.

Frederick Weidinger, Chief Executive Officer and Director:

In November 2006, Mr. Weidinger provided a $750,000 standby letter of credit as partial security for the Royal Bank loan. As compensation for agreeing to renew and extend the letter of credit, on September 29, 2008 he received 1,500,000 common shares our common stock and 3,750,000 share purchase warrants exercisable at $0.30 per share for a period of five years.  The fair value of the common shares ($226,500) and the fair value of the warrants ($655,679) were recorded as stock based compensation in noncash financing expenses.  Mr. Weidinger is the provider of the largest letter of credit for the Royal Bank loan and he is the Managing Member of the group providing the letters of credit.  As described elsewhere herein and in Note 9 to the Company’s audited financial statements, the LC Providers have a second security interest in all of the Company’s assets.

On October 22, 2007, Mr. Weidinger was issued 8,000,000 shares of Bonus Stock of which 7,000,000 were subject to certain milestones and as such are being held in escrow pending completion of the milestones. In accordance with the terms of the Bonus Plan and the Employment Agreement, Mr. Weidinger purchased the 8,000,000 shares of Bonus Stock for $80,000 ($0.01 per share).  During fiscal 2008, Mr. Weidinger achieved four of the milestones and accordingly 1,000,000 options vested and 4,000,000 of the escrowed shares were released from escrow and delivered to Mr. Weidinger.  In conjunction with the escrow release, we recorded a noncash financing expense of $1,720,000.  In the event that an individual milestone is not achieved, we will repurchase the related shares from Mr. Weidinger for the purchase price of $0.01 per share.

On September 26, 2008, as partial compensation for advancing $50,000 cash in return for promissory notes, Mr. Weidinger was issued 50,000 share purchase warrants exercisable at $0.36 per share for a period of five years.  The fair value of the warrants ($8,540) was recorded as stock based compensation in noncash financing expenses.

Owen L.J. Jones, former Chief Executive Officer and Director:

On October 22, 2007, we entered into an employment agreement with Owen Jones pursuant to which Mr. Jones agreed to serve as a senior executive of our Company with the title of Founder. The employment agreement will terminate in four years unless Mr. Jones is terminated or resigns earlier. In the event Mr. Jones is terminated other than for just cause or he resigns for good reason, he is entitled to a severance payment equal to the greater of (x) 24 months base salary or (y) the remainder of the contract term. His base salary is CDN $150,000 per year and this salary will decline over the term of the agreement to correspond with his reduced activity requirement. Mr. Jones was also granted 750,000 stock options exercisable at a price of $0.49 until three years after the termination of the employment agreement. Under the agreement, Mr. Jones is also eligible to receive cash bonuses at the discretion of the Chief Executive Officer. Additionally, pursuant to the agreement, all outstanding stock options and share purchase warrants previously granted to Mr. Jones vested, and the exercise period of all such options and warrants was extended to three years after the termination date of the employment agreement. There was no change to the exercise price of these stock options or share purchase warrants.  In March 2009, this employment agreement was amended to terminate effective December 31, 2008.

In November 2006, Mr. Jones provided a $400,000 standby letter of credit as partial security for the Royal Bank loan. As compensation for agreeing to renew and extend the letter of credit, on September 29, 2008 he received 800,000 common shares our common stock and 2,000,000 share purchase warrants exercisable at $0.30 per share for a period of five years.  The fair value of the common shares ($120,800) and the fair value of the warrants ($349,695) were recorded as stock based compensation in noncash financing expenses. Mr. Jones is the provider of the second largest letter of credit for the Royal Bank loan.

On September 26, 2008, as partial compensation for advancing $50,000 cash in return for promissory notes, Mr. Jones was issued 50,000 share purchase warrants exercisable at $0.36 per share for a period of five years.  The fair value of the warrants ($8,540) was recorded as stock based compensation in noncash financing expenses.

On September 29, 2008, Mr. Jones was issued 554,910 shares of common stock at a fair value of $0.22 per share in exchange extinguishing a debt in the amount of $122,080.

James Speros, Director:

In November 2006, Mr. Speros provided a $125,000 standby letter of credit as partial security for the Royal Bank loan. He elected not to renew and extend his letter of credit in 2008, and the Compnay is working with RBC to release his letter of credit.

Thomas E. McCabe, President - Braintech Government & Defense, Inc.; General Counsel, Secretary & EVP of Corporate Development - Braintech, Inc.:

On November 5, 2008, we entered into an employment agreement with Thomas McCabe pursuant to which Mr. McCabe agreed to serve as president of Braintech Government & Defense Inc. as well as General Counsel, Executive Vice President - Corporate Development and Secretary of our parent company Braintech, Inc. The employment agreement will continue indefinitely unless terminated as provided in the agreement.  In the event that Mr. McCabe is terminated without just cause or he resigns for good reason, he will be entitled to a severance payment equal to two times his then current annual base salary.  Mr. McCabe’s base salary is US$207,880 per year.  The annual base salary shall be increased by 10% on April 1, 2009 and such adjusted salary shall be further increased by 10% on each of April 1, 2010 and April 1, 2011.  Mr. McCabe received a cash signing bonus of $17,500 and will also receive a guaranteed cash bonus of $76,395 on September 30, 2009.  The agreement grants Mr. McCabe stock options to purchase 250,000 shares of our common stock at an exercise price of $0.10 per share.  The options will vest upon the achievement of a certain milestone set forth in the agreement.  In connection with the achievement of the milestone and the vesting of the options, we will record an expense of $21,322, calculated in accordance with the Black-Scholes valuation model.  Additionally, Mr. McCabe purchased 1,750,000 shares of our common stock at a price of $0.01, or $17,500.  These shares were delivered and put into escrow and will be released from escrow and delivered to Mr. McCabe upon the achievement of certain milestones set forth in the employment agreement.  If Mr. McCabe fails to achieve a milestone, we will repurchase the shares subject to that milestone from Mr. McCabe for the agreed purchase price of $0.01 per share.

Jerry Osborn, President - Braintech Industrial, Inc.; Executive Vice President - Braintech, Inc.:

On January 28, 2009, we entered into an employment agreement with Jerry Osborn pursuant to which Mr. Osborn agreed to serve as President of Braintech Industrial Inc. and as Executive Vice President of our parent company Braintech, Inc.  The employment agreement is for a term of three years, unless terminated in accordance with the terms of the agreement.  In the event that Mr. Osborn is terminated without just cause or he resigns for good reason, he will be entitled to a severance payment equal to two times his then current annual base salary.  Mr. Osborn’s base salary is US$175,000 per year.  Mr. Osborn received a cash signing bonus of $17,500.  The agreement grants Mr. Osborn stock options to purchase 500,000 shares of our common stock at an exercise price of $0.10 per share.  The options will vest upon the achievement of a certain milestones set forth in the agreement.  In connection with the achievement of the milestones and the vesting of the options, we will record an expense of $46,090, calculated in accordance with the Black-Scholes valuation model.  Additionally, Mr. Osborn purchased 1,750,000 shares of our common stock at a price of $0.01, or $17,500.  These shares were delivered and put into escrow and will be released from escrow and delivered to Mr. Osborn upon the achievement of certain milestones set forth in the employment agreement.  If Mr. Osborn fails to achieve a milestone, we will repurchase the shares subject to that milestone from Mr. Osborn for the agreed purchase price of $0.01 per share.

David Baird, a beneficial owner of 5% or more of our outstanding common stock:

In November 2006, Mr. Baird provided a $250,000 standby letter of credit as partial security for the Royal Bank loan. As compensation for agreeing to extend the letter of credit, on September 29, 2008 he received 500,000 common shares our common stock and 1,250,000 share purchase warrants exercisable at $0.30 per share for a period of five years.  The fair value of the common shares ($75,500) and the fair value of the warrants ($218,560) were recorded as stock based compensation in noncash financing expenses.  On January 26, 2009, as final compensation for advancing $255,000 in emergency financing in 2006, Mr. Baird was issued 410,000 shares of common stock at a fair value of $0.10 per share in addition to 100,000 shares previously issued.  In conjunction with this compensation settlement, Mr. Baird returned for cancellation, a share purchase warrant which had entitled him to purchase 100,000 shares of common stock exercisable at $0.30 per share.

We do not have established policies about entering into future transactions with affiliates. Our Board of Directors addresses individual transactions on their individual merits.

Corporate Governance

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

We have a standing audit committee, corporate governance committee and compensation committee. All members of each committee meet the definitions of independence as set forth above. The members of each committee are as follows:

Audit Committee	Corporate Governance Committee	Compensation Committee
Rusty Lewis	Owen Jones	Cliff Butler
S. Tien Wong		Jim Speros

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Fees for audit services totaled $54,990 for the fiscal year ended December 31, 2008 and $40,330 for the fiscal year ended December 31, 2007, including fees associated with the audit of the annual financial statements and review of financial statements included in quarterly filings.

Audit-Related Fees

Fees for audit-related services totaled $2,250 for the fiscal year ended December 31, 2007. These services related to the consent and filing of Form SB-2 Registration Statement under the Securities Act of 1933. There were no audit-related services for the fiscal year ended December 31, 2008.

Tax Fees

Fees for tax services totaled $3,122 for the fiscal year ended December 31, 2008, regarding the preparation of and filing of the Canadian and United States corporate income tax return for the 2007 fiscal year. Fees for tax services totaled $8,500 for the fiscal year ended December 31, 2007 regarding preparation and filing of Canadian and United States corporate income tax returns for the 2006 fiscal year.

All Other Fees

Fees for all other services totaled $6,862 for the fiscal year ended December 3, 2008.  These fees related to accounting advice regarding the Shafi acquisition.  No fees were billed for professional services during the fiscal years ended December 31, 2007.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, and scope and fee estimates. The independent auditor submits a written proposal that details audit and audit-related services.

There were no fees in 2008 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements are presented beginning on page F-1. Each of the following items is contained in our consolidated financial statements.

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2008 and 2007;

•	Consolidated Statements of Operations for each of the years in the two year period ended December 31, 2008;

•	Consolidated Statements of Stockholders’ Deficit for the two year period ended December 31, 2008;

•	Consolidated Statements of Cash Flows for each of the years in the two year period ended December 31, 2008; and

•	Notes to Consolidated Financial Statements.

The following is an index of the exhibits included in this report or incorporated herein by reference.

Exhibits

Number	Exhibit
3.1(4)	Restated Articles of Incorporation of the Company dated June 1, 2000

3.2(1)	By-Laws of the Company

3.3(6)	Amendment to By-Laws of the Company

4.1(1)	Specimen Stock Certificate

4.2(2)	Stock Option Plan of the Company, dated as of February 11, 2000

4.3(3)	2000 Stock Option Plan of the Company, dated as of February 11, 2000, as amended on November 1, 2000

4.4(8)	2003 Stock Option Plan of the Company, dated as of April 16, 2003

4.5(13)	2007 Stock Option Plan of the Company, dated as of March 22, 2007

4.6(12)	Bonus Stock and Bonus Stock Option Incentive Plan of the Company, dated as of October 22, 2007

10.1(3)	Agreement for Escrow of Share Certificates and Promissory Note, dated as of February 27, 2001, by and among Edward White, the Company and Grant Sutherland

10.2(5)	Agreement for Escrow of Share Certificates and Promissory Note, dated as of June 26, 2001, by and among Babak Habibi, the Company and Grant Sutherland

10.4(8)	Loan Agreement, dated as of April 16, 2003, by and among the Company, Owen Jones and Braintech Canada, Inc.

10.5(8)	General Security Agreement, dated as of April 16, 2003, by and among the Company, Owen Jones and Braintech Canada, Inc.

10.6(9)	Lease, dated as of July 30, 2003, by and between Hoopp Realty Inc. and Braintech Canada, Inc.

10.7(10)
Exclusive Global Channel Partner Agreement for the Licensing of the Company’s Vision Guided Robotics Technologies and Software Products, dated as of April 11, 2006, by and between Braintech Canada, Inc. and Robotics Division of ABB Inc.

10.8(11)	Form of Loan Guarantee and Subscription Agreement

10.9(11)	Form of Warrant Certificate for Purchase of Common Stock

10.9(11)	General Security Agreement, dated as of October 18, 2006, by and among the Company, Frederick W. Weidinger, Lawson, Long and Evans LLP, Owen Jones, Speros Ventures LLP, Kenneth Brooks and David Baird

10.10(12)	Employment Contract, dated as of October 22, 2007, by and among Braintech Canada, Inc., the Company and Edward White

10.11(12)	Employment Contract, dated as of October 22, 2007, by and among Braintech Canada, Inc., the Company and Owen Jones

10.12(12)	Executive Employment Agreement with Stock Purchase and Stock Option Provisions, dated as of October 22, 2007, by and between the Company and Frederick (Rick) Weidinger

10.13(14)	Share Purchase Agreement, dated August 12, 2008, by and between Braintech, Inc., Shafi, Inc., Shafi Innovation, Inc. and Adil Shafi

10.14(14)	Employment Agreement, dated August 12, 2008, by and between Braintech, Inc. and Adil Shafi

10.15(14)	Non-Competition Agreement, dated August 12, 2008, of Adil Shafi

10.16(14)	Lock-Up Agreement, dated August 12, 2008, of Adil Shafi

10.17(15)	Letter Agreement, dated July 29, 2008, between the Royal Bank of Canada and the Company

10.18(16)	Form of Warrant issued to the Company’s Chief Executive Officer and former Chief executive officer on September 26, 2008

10.19(16)	Form of Warrant issued to LC Providers on September 26, 2008

10.20(17)	Executive Employment Agreement with Stock Purchase and Stock Option Provisions, dated as of November 4, 2008, by and between the Company and Thomas McCabe

10.21(18)	Executive Employment Agreement with Stock Purchase and Stock Option Provisions, dated as of January 28, 2009, by and between the Company and Jerry Osborn

10.22*	Amendment to Employment Contract effective as of December 31, 2008 by and between the Company and Owen Jones

14.1(7)	Code of Business Conduct and Ethics for Directors, Officers and Employees, dated as of January 29, 2003

21.1*	Subsidiaries of the Company

23.1*	Consent Letter from Auditor dated March 26, 2008

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1)	Exhibit incorporated by reference to Form 10-SB filed on September 25, 1998.
(2)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 1999 filed on March 9, 2000.
(3)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2000 filed on March 29, 2001.
(4)	Exhibit incorporated by reference to Form S-1 filed on May 2, 2001.
(5)	Exhibit incorporated by reference to Form S-1/A filed on July 5, 2001.
(6)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.
(7)	Exhibit incorporated by reference to Form 10-KSB for the year ended December 31, 2002 filed on March 31, 2003.
(8)	Exhibit incorporated by reference to Form 10-QSB for the quarter ended March 31, 2003 filed on May 14, 2003.
(9)	Exhibit incorporated by reference to Form 10-QSB for the quarter ended September 30, 2003 filed on November 14, 2003.
(10)
Exhibit incorporated by reference to Form 10-QSB for the quarter ended March 31, 2006 filed on May 15, 2006. The Company has applied for, and the Securities Exchange Commission has granted, confidential treatment to certain portions of the exhibit.
Those portions of the exhibit have been redacted, and the redacted portions have been separately filed with the Securities
Exchange Commission.

(11)	Exhibit incorporated by reference to Form 8-K filed on October 26, 2006.
(12)	Exhibit incorporated by reference to Form 8-K filed on October 31, 2007.
(13)	Exhibit incorporated by reference to Form S-8 filed on March 4, 2008.
(14)	Exhibit incorporated by reference to Form 8-K filed on August 18, 2008.
(15)	Exhibit incorporated by reference to Form 8-K filed on September 23, 2008.
(16)	Exhibit incorporated by reference to Form 10-Q for the quarter ended September 30, 2008 filed on November 14, 2008.
(17)	Exhibit incorporated by reference to Form 8-K filed on November 12, 2008.
(18)	Exhibit incorporated by reference to Form 8-K filed on February 4, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC. (the Registrant)

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	March 26, 2009
Frederick Weidinger	(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frederick Weidinger	Chief Executive Officer,	March 26, 2009
Frederick Weidinger	Director

/s/ Edward A. White	Vice President Administration,	March 26, 2009
Edward A. White	(Principal Financial and Accounting Officer)

/s/ Owen Jones	Director	March 26, 2009
Owen Jones

/s/ James Speros	Director	March 26, 2009
James Speros

/s/ Clifford Butler	Director	March 26, 2009
Clifford Butler

/s/ Russell Lewis	Director	March 26, 2009
Russell Lewis

/s/ Tien Wong	Director	March 26, 2009
Tien Wong

Consolidated Financial Statements (Expressed in United States dollars) BRAINTECH, INC. Years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of
Braintech, Inc.

We have audited the consolidated balance sheets of Braintech, Inc. as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Braintech, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the financial statements a contract with the Company’s main customer has expired at December 31, 2008 and the Company has incurred recurring losses from operations, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Smythe Ratcliffe LLP (signed)

Chartered Accountants

Vancouver, Canada
March 31, 2009

BRAINTECH, INC.

Consolidated Balance Sheets
(Expressed in United States dollars)

	December 31
	2008	2007

Assets (note 9)

Current assets:
Cash and cash equivalents	$2,446,538	$921,367
Accounts receivable	1,317,798	1,239,106
Inventory	13,705	8,680
Prepaid expenses	23,556	60,721
	3,801,597	2,229,874

Intangible assets and goodwill (note 4)	-	-

Fixed assets (note 6)	50,743	47,468

	$3,852,340	$2,277,342

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable (note 4)	$1,048,205	$106,588
Accrued liabilities	1,184,583	610,001
Deferred leasehold inducements (note 7)	-	14,327
Deferred revenue (note 8)	1,260,510	622,971
Due to related party (note 5)	-	126,558
Bank loan (note 9)	2,104,376	2,052,837
	5,597,674	3,533,282

Stockholders’ deficiency:
Common stock (note 10):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 56,502,245 shares (2007 – 45,797,335)	56,502	45,797
Additional paid-in capital	35,627,161	29,485,476
Accumulated deficit	(37,428,997)	(30,787,213)
	(1,745,334)	(1,255,940)

	$3,852,340	$2,277,342

Description of Business and Basis of Presentation (note 1)
Commitments (note 14)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Operations
(Expressed in United States dollars)

	Years ended December 31,
	2008	2007

Sales (note 1)	$4,680,515	$3,253,032
Cost of sales	737,929	255,722

Gross margin	3,942,586	2,997,310

Operating expenses:
Research and development (note 2(c))	491,122	761,272
Selling, general and administrative (note 16)	5,540,044	5,390,038
	6,031,166	6,151,310

Operating loss before the following	(2,088,580)	(3,154,000)

Interest income	622	1,652
Interest expense – other	(4,378)	-
Gain on settlement of debt (note 18)	75,750	-
Loss on disposition of fixed assets	(1,999)	(581)
Impairment of intangible assets and goodwill (note 4)	(1,990,000)	-
Financing expenses
Interest on bank loan (note 9)	(88,890)	(167,710)
Fair value of equity issued as compensation
for bank loan guarantee (note 9)	(2,440,705)	(1,327,241)
Bank loan guarantee expenses	(38,069)	(25,166)
Other financing expenses	(48,453)	-
Fair value of equity issued as compensation
for financing services and financing expenses	(17,082)	(90,000)

	(4,553,204)	(1,609,046)

Net loss and comprehensive loss for the year	$(6,641,784)	$(4,763,046)

Loss per share information:
Basic and diluted	$(0.16)	$(0.14)

Weighted average number of common
shares outstanding	42,699,544	35,116,193

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Stockholders’ Deficiency
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

	Common stock				Total
	Number		Additional	Accumulated	stockholders’
	of shares	Amount	paid-in capital	deficit	deficiency

Balance, December 31, 2006	30,732,433	$30,732	$23,930,944	$(26,024,167)	$(2,062,491)

Common stock transactions
(net of share issue costs)
Shares issued for cash
(net of subscriptions received in 2006)	3,664,902	3,665	598,339	-	602,004
Shares issued for services rendered	295,000	295	108,605	-	108,900
Shares issued to bank loan guarantors	2,325,000	2,325	993,675	-	996,000
Shares issued for finders’ fees	30,000	30	(30)	-	-
Shares issued at $0.01 pursuant to
the Bonus Stock Plan	8,750,000	8,750	78,750	-	87,500
Fair value of shares earned pursuant to the
Bonus Stock Plan	-	-	430,000	-	430,000
Cash paid for finders’ fees	-	-	(4,020)	-	(4,020)
Fair value of warrants issued to bank loan guarantors	-	-	331,241	-	331,241
Fair value of warrants issued for services rendered	-	-	57,372	-	57,372
Fair value of stock options expensed	-	-	2,960,600	-	2,960,600
Loss for the year	-	-	-	(4,763,046)	(4,763,046)

Balance, December 31, 2007	45,797,335	$45,797	$29,485,476	$(30,787,213)	$(1,255,940)

Common stock transactions
(net of share issue costs)
Shares issued at $0.01 pursuant to
Bonus Stock Plan	2,750,000	2,750	24,750	-	27,500
Shares issued pursuant to Shafi Acquisition	3,000,000	3,000	987,000	-	990,000
Shares issued to bank loan guarantors	4,150,000	4,150	622,500	-	626,650
Shares issued for debt	554,910	555	121,525	-	122,080
Shares issued for services rendered	250,000	250	24,750	-	25,000
Fair value of shares earned pursuant to the
Bonus Stock Plan	-	-	1,720,000	-	1,720,000
Fair value of warrants issued to bank loan guarantors	-	-	1,814,055	-	1,814,055
Fair value of warrants issued for services rendered	-	-	17,082	-	17,082
Fair value of stock options expensed	-	-	810,023	-	810,023
Loss for the year	-	-	-	(6,641,784)	(6,641,784)

Balance, December 31, 2008	56,502,245	$56,502	$35,627,161	$(37,428,997)	$(1,745,334)

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Years ended December 31,
	2008	2007

Cash flows from operations:
Loss for the year	$(6,641,784)	$(4,763,046)
Items not involving cash:
Amortization of fixed assets	29,562	23,572
Loss on disposition of fixed assets	1,999	581
Impairment of intangible assets and goodwill	1,990,000	-
Fair value of warrants issued for service rendered	17,082	57,372
Fair value of shares issued for services rendered	25,000	108,900
Fair value of stock options expensed	810,023	2,960,600
Fair value of shares earned pursuant to the bonus stock plan	1,720,000	430,000
Fair value of warrants and common shares issued as
compensation for bank loan guarantee	2,440,705	1,327,241
Changes in non-cash operating working capital:
Accounts receivable	(78,692)	(15,096)
Inventory	(5,025)	1,617
Prepaid expenses	37,165	(12,791)
Accounts payable and accrued liabilities	516,199	138,787
Due to related party	(4,478)	13,684
Deferred leasehold inducements	(14,327)	(15,828)
Deferred revenue	637,539	425,588
Net cash provided by operations	1,480,968	681,181

Cash flows from investments:
Proceeds from disposition of fixed assets	5,161	2,395
Purchase of fixed assets	(39,997)	(44,643)
Net cash used in investments	(34,836)	(42,248)

Cash flows from financing:
Common shares issued, net of issue costs	27,500	685,484
Bank loan advance	1,207,163	-
Repayment of bank loan	(1,155,624)	(420,000)
Net cash provided by financing	79,039	265,484

Increase in cash and cash equivalents	1,525,171	904,417

Cash and cash equivalents, beginning of year	921,367	16,950

Cash and cash equivalents, end of year	$2,446,538	$921,367

Supplemental information:
Non-cash financing activities:
Shares issued for debt	$122,080	$-
Shares issued for Shafi Inc.	$990,000	$-
Cash interest paid	$92,819	$165,526
Fair value of Shafi Inc. liabilities	$1,000,000	$-

See accompanying notes to consolidated financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

1.         Description of business and basis of presentation:

Braintech, Inc. (the “Company”) was incorporated on March 4, 1987 under the laws of the State of Nevada as Tome Capital, Inc.  The Company initially was in the business of real estate development.  On January 3, 1994, the Company changed its name to Braintech, Inc. and began operations as a high tech development company, developing advanced software for the vision guidance of robotic systems.  All sales of its products and services are made in this industry segment.  In the year ended December 31, 2008, 99% of sales revenue (2007 – 99%) was generated from a single customer, ABB Inc. (“ABB”).

These consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  The Company’s operations have resulted in losses of $6,641,784 in 2008 and $4,763,046 in 2007, an accumulated deficit of $37,428,997 at December 31, 2008 ($30,787,213 at December 31, 2007), and a working capital deficiency of $1,796,077 at December 31, 2008 ($1,303,408 at December 31, 2007).  The Company has generated only small amounts of revenues and is continuing to develop its business.  Operations to date have been primarily financed by sales to our major customer and equity and debt transactions.  The Company has generated nearly all of its revenues from ABB pursuant to its Exclusive Global Channel Partner Agreement which expired in accordance with its terms on December 31, 2008, and equity and debt transactions.  No new revenue sources have been generated by the Company since December 31, 2008.  The Company estimates that without further funding or new revenue, it will deplete its cash resources in approximately July 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital and to sell its products and services to new customers, generate positive cash flows from operations and ultimately attain profitability.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, or other financing mechanisms.  However, the trading price of the Company’s common stock and the downturn in the U.S. stock markets could make it more difficult to obtain financing through the issuance of equity securities.

The Company is currently in negotiations with loan providers and is actively pursuing new sales contracts, however, there can be no assurances that appropriate financings having favourable economic terms will be available as required or that the Company will be able to sell its products and services to new customers on terms satisfactory to the Company.

If none of these events occur, there is a risk that the business will fail.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

2.         Significant accounting policies:

(a)         Basis of presentation:

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and present the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries, Braintech Canada, Inc., Braintech Government & Defense, Inc., Braintech Consumer & Service, Inc., Braintech Industrial, Inc. and Shafi Inc.  All material intercompany balances and transactions have been eliminated.

(b)         Cash and equivalents:

Cash and cash equivalents include highly liquid investments that are readily convertible to contracted amounts of cash.

(c)         Research and development costs:

Research and development costs are expensed as incurred and include salaries, benefits and directly related overhead costs.  Research and development grants received are offset against the related expenditure.

(d)         Inventory:

Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis.  Cost includes laid-down cost, which is the cost of materials and other applicable direct costs.

(e)         Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.  The Company’s revenue recognition policies are in conformity with the American Institute of Certified Public Accountants Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”.

Cash received or accounts receivable recorded in advance of meeting the revenue recognition criteria are recorded as deferred revenue and the costs related to that revenue are recorded as deferred costs.

(f)         Warranty costs:

The Company accrues warranty costs based on management’s best estimate.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

2.         Significant accounting policies (continued):

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

(h)        Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of estimates relate to the collectability of accounts receivable, the impairment of assets and rates for amortization, amount of income tax balances, the assumptions used in the determination of the fair value of stock-based compensation, the valuation of accrued liabilities, and the valuation of intangible assets and goodwill.  The Company has recorded liabilities under dispute which are subject to measurement uncertainty.  Any adjustment may have a material effect on net loss and will be recognized in the consolidated financial statements as they become known.  Actual amounts may differ from these estimates.

(i)        Foreign currency:

The Company’s functional and reporting currency is the United States dollar.  All foreign subsidiaries are considered to be wholly-integrated and, as such, assets and liabilities are translated into United States dollars based on current exchange rates, revenues and expenses are translated based on average quarterly rates, and any resulting translation adjustment is included in operating expenses under selling, general and administration.  Foreign exchange gains (losses) were not material in 2008 or 2007.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

2.         Significant accounting policies (continued):

(j)       Stock-based compensation:

The Company follows Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

(k)         Income taxes:

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Pursuant to SFAS No. 109, the Company is required to compute tax assets and liabilities based on estimated future tax consequences attributable to differences between financial statement income and income for income tax purpose.  Pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”), as an interpretation of SFAS 109, the Company recognizes the effect of uncertain tax positions where it is more likely than not based on technical merits that the position could be sustained where the tax benefit has a greater than 50% likelihood of being realized upon settlement.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.  Accordingly a valuation allowance has been provided.

(l)         Loss per share:

Loss per share is calculated based on the weighted average number of common shares outstanding.

As the effect of all outstanding stock options (note 11) and share purchase warrants (note 12) is anti-dilutive, diluted loss per share equals basic loss per share.

The number of shares used to calculate loss per share for the years ended December 31, 2008 and 2007 was reduced by 300,000 shares in each year for shares issued and held by the Company (note 10(b)).

The number of shares used to calculate loss per share for the year ended December 31, 2008 was reduced by 5,500,000 shares (2007 – 6,750,000 shares) for shares issued and held in escrow pending completion of performance milestones (note 10(c)).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

2.         Significant accounting policies (continued):

(m)         Deferred leasehold inducements:

Leasehold inducements are deferred and amortized to reduce rent expense on a straight-line basis over the term of the lease.

(n)         Business combinations and intangible assets including goodwill:

The Company accounts for business combinations using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entites are recorded at their estimated fair values at the date of acquisition.  Goodwill represents the excess of the purchase price over the fair value of the net assets, including the amount assigned to identifiable intangible assets.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.  They are generally amortized on a non-straight line approach based on the associated projected cash flows in order to match the amortization pattern to the pattern in which the economic benefits of the asset are expected to be consumed.  They are reviewed for impairment if indicators of potential impairment exist.  Goodwill and indefinite lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator impairment occurs.

3.         Recent accounting pronouncements:

(a)        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the US, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and as such, the Company adopted these provisions effective January 1, 2008.  SFAS 157 did not have a material impact on the Company’s financial statements.

(b)        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which Permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value and include unrealized gains and losses in net income rather than equity.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect to apply the fair value option to any of its financial instruments.

(c)        In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  This new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141R applies prospectively and is effective for fiscal years beginning after December 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009.  The Company does not believe that SFAS 141R will have an impact on its financial statements.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

3.         Recent accounting pronouncements (continued):

(d)        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  This new standard requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements.  Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009.  The Company does not believe that SFAS 160 will have an impact on its financial statements.

(e)        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009.  The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

(f)        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. (“SFAS 162”) which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the US. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

4.         Shafi acquisition:

On August 12, 2008, in a stock for stock transaction, the Company acquired 100% of the outstanding shares of Shafi, Inc. and 80% of the shares of Shafi Innovation, Inc. (together “Shafi”) from Adil Shafi pursuant to a Share Purchase Agreement (“Shafi Purchase Agreement”).  Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. at a fair value of $0.33 per share (the “Closing Purchase Shares”) issued at the closing of the acquisition (“Shafi Closing”) and 1,000,000 shares of Braintech, Inc. common stock to be issued quarterly over the next 12 months upon the achievement of specified performance criteria (the “Contingent Purchase Shares”).

The primary reason for the Shafi transaction was the acquisition of key proprietary assets and the acceleration of revenues through the Shafi pipeline and to provide the Company with a technological launching pad to accelerate its expansion into a wide range of new markets that include aerospace, food and beverage, government, medical, pharmaceutical, plastics, and semi-conductors.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to Shafi to meet its working capital needs.  This advance was secured by all of the assets of Shafi, and was documented and secured at the Shafi Closing by a demand promissory note bearing an annual interest rate of 2.54%.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

4.         Shafi acquisition (continued):

In order to finance the $100,000 advance, the Company’s Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes.  The promissory notes provide for interest at 6% per annum.  The promissory notes also provide that, each of the promissory note holders will be issued 50,000 common share purchase warrants as additional compensation.  On September 26, 2008, the promissory notes plus accrued interest were repaid in full and the Company issued a total of 100,000 common share purchase warrants to the Chief Executive Officer and former Chief Executive officer.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.

The acquisition was accounted for under the purchase method.  The following table summarizes the preliminary estimated fair values of the assets and liabilities of the Shafi Inc. companies net of the debt Adil Shafi personally assumed as of August 12, 2008.

Intangible assets of Shafi Inc.	$1,090,000
Goodwill of Shafi Inc.	900,000
Due to Braintech, Inc.	(100,000)
Current liabilities of Shafi Inc.	(900,000)

Net assets acquired of Shafi Inc.	$990,000
Consideration: Common stock issued	$990,000

Of the $1,090,000 of acquired intangible assets, $500,000 was assigned to branding and the Shafi customer base and contacts and $590,000 was assigned to the purchased technology.  The $900,000 of goodwill was assigned to the estimated value of future net revenues.  At December 31, 2008, management believes that significant uncertainty exists as to the value of the Shafi Inc. intangible assets and goodwill, and accordingly, an impairment charge of $1,990,000 has been recorded.

As part of the Shafi acquisition, the parties agreed that any current liabilities of Shafi in excess of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or the Shafi companies.  As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000.  Through December 31, 2008, Braintech, Inc. had advanced additional funds to Shafi Inc. thereby allowing Shafi Inc. to repay $103,882 of the $900,000 in current liabilities.

Included in accounts payable is the amount of $796,118 of Shafi Inc. current liabilities, which is non-recourse to the Company.

The Closing Purchase Shares are subject to a lock-up agreement that restricts the sale thereof for six months and thereafter places volume restrictions on the number of such shares that may be sold during any weekly period.  The Company also agreed to register for resale the shares of Company common stock issued to Adil Shafi and to cause the related registration statement to be effective not later than six months after the acquisition of Shafi.  Mr. Shafi’s sales of common stock under the registration statement will be subject to compliance with his lock-up agreement.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

4.	Shafi acquisition (continued):

On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovations, Inc.  While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined.  This matter is subject to inherent uncertainties and management’s view may change in the future.

5.	Related party balances and transactions:

Transactions with directors and officers:

As of December 31, 2007, the Company’s former Chief Executive Officer (“CEO”) was owed US$40,000 and was owed CDN$85,000 (equivalent to US$86,558).  The advances were unsecured, without interest and payable on demand.  On September 29, 2008, the former CEO was issued 554,910 common shares as full repayment of the amounts outstanding.

6.	Fixed assets:
		Accumulated	Net book
December 31, 2008	Cost	amortization	value

Furniture and fixtures	$45,397	$31,228	$14,169
Computer equipment	222,138	192,125	30,013
Computer software	63,697	57,136	6,561

	$331,232	$280,489	$50,743

		Accumulated	Net book
December 31, 2007	Cost	amortization	value

Furniture and fixtures	$80,581	$67,417	$13,164
Computer equipment	232,907	204,808	28,099
Computer software	57,415	51,306	6,109
Leasehold improvements	10,829	10,733	96

	$381,732	$334,264	$47,468

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

7.	Deferred leasehold inducements:

	2008	2007
Balance, beginning of year	$14,327	$30,155
Amortization	(13,832)	(19,715)
Foreign exchange adjustment	(495)	3,887
Balance, end of year	$-	$14,327

8.	Deferred revenue:

	2008	2007
Balance, beginning of year	$622,971	$197,383
Revenue invoiced and deferred for future recognition	759,646	526,343
Previously deferred revenue currently recognized	(122,107)	(100,755)
Balance, end of year	$1,260,510	$622,971

9.	Bank loan and loan guarantee:

On October 23, 2006 the Company completed a transaction redeeming all of its previously outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 amortized over 18 months commencing June 2007 was obtained from the Royal Bank of Canada (the “2006 RBC Loan Agreement”).  A general security agreement covering all of the Company’s personal and intangible property, including intellectual property, has been pledged as collateral.

As additional security, the Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the “LC Providers”) agreed to provide the letters of credit as financing to the bank in order to enable the loan and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan.  Each Unit consists of two shares of the common stock of the Company, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. Our CEO is the provider of the largest letter of credit and is the Managing Member of the LC Providers.  Another director, our former CEO, is the provider of the second largest letter of credit. A general security agreement covering all of the Company’s personal and intangible property, including intellectual property has been pledged as security to the LC Providers.  The general security agreement pledged to the LC Providers is subordinate to the general security agreement pledged to the Royal Bank.  In the event the Company defaults on the loan and the letters of credit are called by the Royal Bank, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding letters of credit.  In the event that the letters of credit are drawn down by the Royal Bank or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors.  The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company.  In any case where the letters of credit are drawn by the Royal Bank to any level, the Company will immediately appoint the Managing Member as the manager of the Company’s assets with full power under the LC Providers’ general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

9.	Bank loan and loan guarantee (continued):

A total of $2,450,000 letters of credit were obtained to secure the bank loan and accordingly the Company has issued 4,900,000 common shares, 7,350,000 warrants exercisable at $0.30 and 3,675,000 warrants exercisable at $0.50.  As further compensation, the exercise price of 332,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.  The Company has also agreed to reimburse the LC Providers for all banking fees incurred in establishing and maintaining the letters of credit.

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

The agreement governing the LC Providers and the Loan Guarantee terms required that the Company file a Registration Statement such that the securities issued to the LC Providers would qualify for resale pursuant to the Registration Statement.  The Agreement contained penalty provisions if the Company did not file a Registration Statement, and if the Registration Statement did not become effective, within certain time provisions.  Upon review, it was determined that the penalty provision clauses applied and, in accordance with the terms of the penalty provisions, the Company issued one additional common share to the LC Providers that delivered letters of credit on or before October 23, 2006.  On August 10, 2007, the Company issued 1,625,000 common shares at a fair value of $0.48 per share.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

9.	Bank loan and loan guarantee (continued):

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

On September 17, 2008, the Company entered into a letter agreement with the Royal Bank of Canada dated July 29, 2008 (the “2008 RBC Loan Agreement”).  The 2008 RBC Loan Agreement provides for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and supersedes and cancels the 2006 RBC Agreement.  Immediately prior to funding under the 2008 RBC Loan Agreement, $1,197,837 remained outstanding under the 2006 RBC Loan Agreement.  The remaining balance under the 2006 RBC Loan Agreement was rolled into the $2,405,000 funded under the 2008 RBC Loan Agreement.  The term loan is repayable in 24 equal installments of $108,208 principal plus monthly accrued interest with the first payment due on October 11, 2008.   The term loan balance as of December 31, 2008 is $2,104,376.  The maturity date for the term loan is July 11, 2009.  Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

The Company’s obligations under the 2008 RBC Loan Agreement are collateralized by a general security agreement covering all of the Company’s personal and intangible property, including intellectual property of the Company and its subsidiary, Braintech Canada, Inc., and the irrevocable and unconditional standby letters of credit which were previously pledged by the LC Providers as security under the 2006 RBC Loan Agreement which were renewed and extended.  The LC Providers’ security arrangement remains in place as described earlier in this note 9.

On September 26, 2008, as compensation for extending the letters of credit as described above, the Company issued an aggregate of 10,375,000 common share purchase warrants, each of which entitle the holder to purchase one share of the Company’s common stock at $0.30 per share for a period of five years, to the LC Providers.  Additionally, on September 29, 2008, the Company issued an aggregate of 4,150,000 shares of the Company’s common stock to the LC Providers.  Each LC Provider received two shares of common stock and five share purchase warrants for each dollar of letter of credit provided.

The Company has recorded an expense of $1,814,055 related to the share purchase warrants issued as compensation to the LC Providers and an expense of $626,650 related to the common shares issued to the LC Providers.  The fair value of the common shares was calculated using the closing market price of the common stock on September 29, 2008 ($0.151) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

10.	Common stock:

(a)
Of the common stock issued at December 31, 2008, 5,004,910 shares (2007 – 3,259,286) are subject to trading restrictions of up to one year following issue unless a Registration Statement is filed qualifying the shares for distribution.  These include the 300,000 shares retained by the Company, as described in note 10(c).

(b)
In 1993, 1,100,000 shares of common stock were issued for technology and recorded at a par value of $1,100.  Of these shares, 300,000 have been retained by the Company because the development of the technology was not completed.

	(c)	Bonus stock and bonus stock option incentive plan:

At a meeting of the Board of Directors held October 22, 2007, the Company approved the Bonus Stock and Bonus Stock Option Plan (the “Bonus Plan”). The Bonus Plan provides for the issuance of common stock of the Company (“Bonus Stock”) and options to acquire common stock of the Company (“Bonus Stock Options”) to the participants upon the Company reaching certain identifiable milestones in its business plan. The aggregate amount of shares that may be issued under the Bonus Plan shall not exceed 30,000,000 shares. The aggregate amount of shares to be issued as Bonus Stock shall not exceed 20,000,000 shares and the aggregate amount of shares to be issued pursuant to the exercise of Bonus Stock Options shall not exceed 10,000,000 shares.

On October 29, 2007, the Company issued 1,000,000 shares of Bonus Stock at a purchase price of $0.01 per share to the Company’s Chief Executive officer (“CEO”). The Company recorded stock based compensation in selling, general and administration expense of $430,000 relating to the issuance of these shares. The Company also issued to the CEO 7,000,000 shares of Bonus Stock at a purchase price of $0.01 per share and in accordance with the terms of his employment agreement, these shares were placed in escrow pending completion of eight individual milestones. The CEO paid a total of $80,000 for these 8,000,000 shares.  When management determines that it is probable that the milestones will be met, the corresponding shares will be released from escrow and the Company will record stock-based compensation in selling, general and administration expense equal to $0.43 per share. If the milestones are not completed, the Company will repurchase the shares at a purchase price of $0.01 per share.

At a meeting held March 12, 2008, the Directors approved a resolution amending the CEO’s employment agreement to alter the individual milestones and escrow restrictions to more closely conform to the Company’s current objectives and strategic plan.  The number of milestones the CEO needs to achieve in order to fully vest all Bonus Stock and Bonus Stock Options is now six.  Under certain conditions, all unvested Bonus Stock and Bonus stock Options would vest immediately.

On May 1, 2008, Revised Milestone #1 was achieved and, accordingly, 1,000,000 shares of Bonus Stock were released from escrow and the Company recorded stock-based compensation in selling, general and administration expense of $430,000.

On July 25, 2008, Revised Milestone #3 was achieved and, accordingly, 2,000,000 shares of Bonus Stock were released from escrow and the Company recorded stock-based compensation in selling, general and administration expense of $860,000.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

10.	Common stock (continued):

	(c)	Bonus stock and bonus stock option plan (continued):

On November 10, 2008, Revised Milestone #5 was achieved and, accordingly, 1,000,000 shares of Bonus Stock were released from escrow and the Company recorded stock-based compensation in selling, general and administration expense of $430,000.

As of December 31, 2008, 3,000,000 shares of Bonus Stock remain in escrow pending the achievement of Revised Milestones #2 and #4.

On December 18, 2007, the Company issued 750,000 shares of Bonus Stock for the purchase price of $0.01 per shares in accordance with the terms of an Independent Contractor Agreement. These shares are being held in escrow pending completion of three individual milestones. When management determines that it is probable that the milestones will be met, the corresponding shares will be released from escrow and the Company will record stock based compensation expense in selling, general and administration expense equal to $0.32 per share. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.  As of December 31, 2008, none of the milestones have been achieved and all of the shares of Bonus Stock remain held in escrow.

On October 24, 2008, the Company issued 250,000 shares of Bonus Stock to our Chief Sales Officer at a fair value of $0.10 per share as a signing bonus pursuant to an employment agreement.  The Company also issued to the employee 750,000 shares of Bonus Stock for the purchase price of $0.01 per share and in accordance with the terms of the employment agreement, these shares were placed in escrow pending completion of three individual milestones. When management determines that it is probable that the milestones will be met, the corresponding shares will be released from escrow and the Company will record stock based compensation expense in selling, general and administration expense equal to $0.09 per share.  If the milestones are not completed, the Company will repurchase the shares at a purchase price of $0.01 per share.  As of December 31, 2008, none of the milestones have been achieved and all of the shares of Bonus Stock remain held in escrow.

On November 19, 2008, the Company issued 1,750,000 shares of Bonus Stock to our President, Braintech Government & Defense, Inc. and General Counsel at a purchase price of $0.01 per share and in accordance with the terms of the two employment agreements, these shares were placed in escrow pending completion of individual milestones. When management determines that it is probable that the milestones will be met, the corresponding shares will be released from escrow and the Company will record stock based compensation expense in selling, general and administration expense equal to $0.08 per share.  If the milestones are not completed, the Company will repurchase the shares at a purchase price of $0.01 per share. As of December 31, 2008, none of the milestones have been achieved and all of the shares of Bonus Stock remain held in escrow.

On November 19, 2008, the Company issued 250,000 shares of Bonus Stock to our Special Counsel at a purchase price of $0.01 per share and in accordance with the terms of the two employment agreements, these shares were placed in escrow pending completion of individual milestones. When management determines that it is probable that the milestones will be met, the corresponding shares will be released from escrow and the Company will record stock based compensation expense in selling, general and administration expense equal to $0.08 per share.  If the milestones are not completed, the Company will repurchase the shares at a purchase price of $0.01 per share. As of December 31, 2008, none of the milestones have been achieved and all of the shares of Bonus Stock remain held in escrow.

	(d)	Common shares issued for services rendered are valued at the fair market value on the date of issuance.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

11.	Stock options:

The Company reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan.  As of December 31, 2008, 594,000 stock options are unallocated and remain available pursuant to the 2000 Stock Option Plan, 598,000 stock options are unallocated and remain available pursuant to the 2003 Stock option Plan, and 3,940,000 stock options are unallocated and remain available pursuant to the 2007 Stock Option Plan.  The Company’s board of directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 plan and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans.  The Company’s board of directors has granted the CEO authority to grant awards pursuant to the 2000 Stock Option Plan, 2003 Stock Option Plan and 2007 Stock Option Plan.

The Company also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 10(c)).  As of December 31, 2008 4,675,000 stock options are unallocated and remain available pursuant to the Bonus Plan.  The Company’s Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

The weighted average fair value of stock options granted during the year ended December 31, 2008 was $0.17 per option (2007 - $0.35).  The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

	2008	2007
Expected life (years)	2.0	2.0
Risk free interest rate	1.90%	3.89%
Expected volatility	192%	170%
Dividend yield	0%	0%
Expected forfeitures	0%	0%

The Company recorded stock-based compensation related to stock options of $810,023 and other stock-based compensation of $1,720,000 for the year ended December 31, 2008 and stock-based compensation related to stock options of $2,960,600 and other stock-based compensation of $430,000 for the year ended December 31, 2007.

As of December 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $243,470 (2007 - $714,191) and will be recognized over an estimated weighted average amortization period of 0.76 years (2007 – 1.54 years).

During the years ended December 31, 2008 and 2007, the exercise price of all stock options granted was greater than or equal to the fair market value of the Company’s common stock at the date of grant except that during 2007, 3,000,000 options were granted with an exercise price of $0.42 per share when the fair market value of the Company’s common stock at the date of grant was $0.49 per share.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

11.	Stock options (continued):

	(a)	A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	average
	of options	exercise price

Balance, December 31, 2006	3,396,000	$0.48
Options granted	10,265,000	$0.43
Options exercised	(137,000)	$(0.35)
Vested options expired	(407,000)	$(0.54)
Unvested options forfeited	(25,000)	$(0.46)

Balance, December 31, 2007	13,092,000	$0.43
Options granted	2,175,000	$0.21
Options exercised	-	$-
Vested options expired	(922,500)	$(0.40)
Unvested options forfeited	(77,500)	$(0.48)

Balance, December 31, 2008	14,267,000	$0.40

(b)	Additional information regarding stock options outstanding is as follows:

As of December 31, 2007
	Outstanding			Exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number of	contractual	exercise	Number of	exercise
price	options	life (years)	price	options	price

$0.00 – 0.25	735,000	3.51	$0.20	735,000	$0.20
$0.26 – 0.50	9,885,000	4.63	$0.41	8,542,500	$0.41
$0.51 – 0.75	2,427,000	3.69	$0.60	1,902,000	$0.60
$0.76 – 1.00	45,000	1.19	$0.82	45,000	$0.82
	13,092,000	4.38	$0.43	11,224,500	$0.43

As of December 31, 2008
	Outstanding			Exercisable
		Weighted average	Weighted		Weighted
		remaining	average		average
Exercise	Number of	contractual	exercise	Number of	exercise
price	options	life (years)	price	options	price

$0.00 – 0.25	2,425,000	4.55	$0.19	625,000	$0.18
$0.26 – 0.50	9,845,000	3.42	$0.41	9,470,000	$0.41
$0.51 – 0.75	1,977,000	2.99	$0.62	1,977,000	$0.62
$0.76 – 1.00	20,000	1.17	$0.87	20,000	$0.87
	14,267,000	3.55	$0.40	12,092,000	$0.43

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

12.	Share purchase warrants:

Detailed information regarding share purchase warrant activity during the years ended December 31, 2007 and 2008 is as follows:

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

On February 5, 2007, the Company issued 900,000 warrants exercisable at $0.30 per share and 450,000 warrants exercisable at $0.50 per share as compensation to accredited investors (the “LC Providers”) for providing standby letters of credit securing the bank loan (note 9).  The fair value of the warrants ($302,835) has been recorded as an expense.  The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.92%, and an expected term of two years.  As further compensation, the exercise price of 82,500 share purchase warrants previously held by certain LC Providers has been reduced from $1.00 to $0.30 per share and the term of those warrants has been extended by 24 months to expire May 2, 2010.

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

On March 22, 2007, as partial compensation for the pledging of cash collateral for the bank loan, the Company issued 100,000 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share for two years at a price of $0.25 per share.  The fair value of the warrants ($28,406) was recorded as stock based compensation in financing expenses.  The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 165%, risk-free interest rate 4.58%, and an expected term of two years.  As further compensation for pledging the cash collateral, the Company reduced the exercise price of 1,008,548 share purchase warrants from $0.60 to $0.30 per share and extended the term of those warrants by 36 months to expire January 18, 2011.

On June 18, 2007, in conjunction with a private placement, the Company issued 1,304,286 common share purchase warrants (the purchaser received one common share purchase warrant for each common share purchased).  Each common share purchase warrant entitles the holder to purchase one additional share for three years at a price of $0.30 per share.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

12.	Share purchase warrants (continued):

On October 22, 2007, as partial compensation for investor relations services, the Company issued 150,000 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share for two years at a price of $0.50 per share.  The fair value of the warrants ($57,372) was recorded as stock based compensation in financing expenses.  The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 171%, risk-free interest rate 3.85%, and an expected term of two years.

On September 26, 2008, as partial compensation for advancing $100,000 cash in return for promissory notes, the Company issued 100,000 common share purchase warrants to its CEO and its former CEO.  Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share.  The fair value of the warrants ($17,082) was recorded as stock-based compensation in financing expenses.  The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

On September 26, 2008, as compensation for extending the Letters of Credit required to secure the Bank Loan above (note 9), the Company issued 10,375,000 common share purchase warrants. Each common share purchase warrant entitles the holder to purchase one share for five years at a price of $0.30 per share.  The fair value of the warrants ($1,814,055) was recorded as stock-based compensation in financing expenses.  The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

	(a)	A summary of the Company’s share purchase warrant activity is as follows:

		Weighted
	Number	average
	of warrants	exercise price

Balance, December 31, 2006	20,176,509	$0.37
Warrants granted
Private placement	3,474,286	$0.27
Finders’ fee	30,000	$0.25
Compensation to bank loan guarantors	1,450,000	$0.36
Investor relations services	150,000	$0.50
Warrants exercised	(53,616)	$(0.25)
Warrants expired	(50,000)	$(0.50)

Balance, December 31, 2007	25,177,179	$0.34
Warrants granted
Partial compensation for cash advances	100,000	$0.36
Compensation to bank loan guarantors	10,375,000	$0.30
Warrants exercised	-	$-
Warrants expired	(131,000)	$(0.25)

Balance, December 31, 2008	35,521,179	$0.33

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

12.	Share purchase warrants (continued):

	(b)	Additional information regarding warrants outstanding is as follows:

As of December 31, 2007
	Outstanding and Exercisable
		Weighted average	Weighted
		remaining	average
Exercise	Number of	contractual	exercise
price	warrants	life (years)	price

$0.00 – 0.25	7,064,156	4.63	$0.25
$0.26 – 0.50	17,737,251	3.77	$0.37
$0.76 – 1.00	375,772	6.83	$0.85

	25,177,179	4.05	$0.34

As of December 31, 2008
	Outstanding and Exercisable
		Weighted average	Weighted
		remaining	average
Exercise	Number of	contractual	exercise
price	warrants	life (years)	price

$0.00 – 0.25	6,933,156	3.70	$0.25
$0.26 – 0.50	28,212,251	3.50	$0.35
$0.76 – 1.00	375,772	5.83	$0.85

	35,521,179	3.56	$0.33

Of the warrants outstanding as of December 31, 2008, 8,011,324 (2007 – 5,961,324) were held by the Company’s former CEO and 7,411,250 (2007 – 3,611,250) were held by the Company’s current CEO.

13.	Income taxes:

The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The total amounts of interest and penalties recognized in the consolidated statements of operations was $nil (2007 - $nil) and the total amounts of interest and penalties recognized in the consolidated balance sheets was $nil (2007 - $100,000).  These provisions relate to tax years ending December 31, 1998 through to December 31, 2003 which have now been approved by the relevant tax jurisdictions. During the year ended December 31, 2008, the Company and the IRS agreed to settle this $100,000 liability for a payment of $50,000 plus interest in the amount of $4,378.  The $50,000 reduction in the liability is recorded as a gain on settlement of debt (note 18).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

13.	Income taxes (continued):

The reconciliation of income tax attributable to continuing operations computed at United States statutory tax rates of 34% (2007 – 34%) to income tax expense is:
	2008	2007

Income tax benefit computed at U.S. statutory tax rates	$2,259,000	$1,619,000
Effect of foreign subsidiary taxed at different rates	61,000	(1,000)
Non-deductible tax items	(2,412,000)	(1,684,000)
Prior year SR&ED credits effect on taxable income	-	217,000
Utilization of previously unrecognized foreign subsidiary tax losses	618,000	324,000
Unrecognized tax losses expired	-	(241,000)
Other	26,000	47,000
Unrecognized tax losses	(552,000)	(281,000)

Income tax expense	$-	$-

The components of deferred tax assets are compromised of the following at December 31:
	2008	2007

Net operating loss carry forwards	$3,946,000	$3,869,000
Unused income tax credits	271,000	368,000
Excess of tax value over book value of equipment	172,000	211,000
Share issue costs	1,000	1,000
Valuation allowance	(4,390,000)	(4,449,000)

Net deferred tax asset	$-	$-

As of December 31, 2008, the Company had net operating loss carry forwards of $5,909,000 available to offset taxable income earned in Canada and $7,201,000 available to offset taxable income earned in the United States.  These losses expire as follows:

	Canada (CDN $)	US (US $)
2009	$2,094,000
2010	1,884,000
2014	1,427,000
2015	504,000
2018 and thereafter	-	$7,201,000
	$5,909,000	$7,201,000

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

14.	Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2009	$242,000
2010	234,000
2011	174,000
2012	170,000
2013	55,000
2014	34,000
$909,000

Lease expense for 2008 was $174,603 (2007 - $199,545)

15.	Product warranty:

The Company provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimates with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  On the basis of historical claim cost, management estimated that the warranty cost for 2008 and 2007 and the accumulated warranty liability would be negligible.

16.	Selling, general and administrative expenses:

Selling, general and administrative expenses are comprised of the following:

	Years ended December 31,
	2008	2007

Salaries and benefits	$1,562,100	$1,121,775
Stock-based compensation	2,531,244	3,155,289
Marketing and investor relations	306,271	375,762
Legal, patent and audit	535,829	241,561
Rent and facilities	268,274	278,263
Foreign exchange loss	8,224	22,683
Amortization	29,562	23,572
Other	298,540	171,133

	$5,540,044	$5,390,038

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

17.	Financial instruments:

	(a)	Fair values of financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amount due to related party and bank loan.  Other than the bank loan, the fair value of these financial instruments approximate their carrying values due to their relative short term to maturity.

The carrying value of the bank loan approximates fair value as the interest rate fluctuates with market conditions.

	(b)	Foreign currency risk:

Revenues and expenses of the Company denominated in foreign currencies come due in the short-term and, accordingly, management of the Company believes there is no significant exposure to foreign currency fluctuations.  The Company does not have foreign currency derivative instruments in place.

	(c)	Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains cash and cash equivalents with high quality Canadian financial institutions.  As of December 31, 2008, one customer represented 100% of outstanding trade accounts receivable (2007 – 100%).  All trade accounts receivable were collected subsequent to the year end.

	(d)	Interest rate risk:

The interest rate of the Company’s bank loan is at the floating 30 day Libor rate plus 1.50% and, therefore, the Company is exposed to interest rate cash flow risk.

18.	Gain on settlement of debt:

The gain on settlement of debt is the result of a reduction in accrued directors’ fees of $25,750 pertaining to the fiscal years 2004 and 2005, a reduction in the provision of income tax penalties of $50,000.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

19.	Contingencies:

The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on the financial position of the Company. However, we are not able to predict the outcome of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, the Company has no current accruals for these potential contingencies. The Company cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

On February 10, 2009, Babak Habibi, formerly our Chief Technology Officer, initiated an action in the Supreme Court of British Columbia against Braintech Canada, Inc. and Braintech Inc.  Mr. Habibi claimed that he had “good reason” to resign and secured a Garnishing Order before Judgment for $334,632.73 (Canadian) claiming entitlement to that amount under his employment agreement.  The Company is vigorously defending these actions and is seeking the return of the garnished funds.  On March 30, 2009 we filed an Amended Statement of Defence in the Supreme Court of British Columbia asserting that Mr. Habibi lacked “good reason” to resign and that no severance is owing.  By motion we previously asserted that Mr. Habibi improperly garnished these funds.  On March 30, 2009, we filed a lawsuit in the Circuit Court of Fairfax County, Virginia against Mr. Habibi for, inter alia, misappropriation of trade secrets, tortious interference with our contractual and banking relations, and tortious interference with business expectancy relating to our employees.  The Virginia lawsuit seeks compensatory damages of not less than $100,000 and punitive damages of not more than $350,000.

On February 13, 2009 two other former employees, released as part of a reduction in force by Braintech Canada, Inc., after receiving full salary pay, statutory severance payments, time-bank payments, accrued vacation payments and signing full releases, instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement.  Each claim is for $25,000 (Canadian).  The Company disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend these actions.

Management believes that any potential loss associated with these matters is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

20.	Subsequent events:

On January 26, 2009, as final compensation for advancing $255,000 in emergency financing in 2006, the Company issued 410,000 shares of common stock at a fair value of $0.10 per share to a single party in addition to 100,000 shares and 100,000 share purchase warrants previously issued to such party.  In conjunction with this final compensation arrangement, such party returned to the Company for cancellation the 100,000 share purchase warrants, each entitling the holder to purchase one additional share of common stock exercisable at $0.30 per share.  Although this compensation arrangement was settled in January 2009, the arrangement was made in December 2008.  Accordingly, the Company accrued the fair value of the financing expense ($39,752) as of December 31, 2008.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2008 and 2007

20.	Subsequent events (continued):

On March 12, 2009, in accordance with the terms of an employment agreement with our Executive Vice President and President of Braintech Industrial, Inc., the Company issued 1,750,000 shares of common stock for the purchase price of $0.01 per share.  These shares are being held in escrow pending completion of five individual milestones.  When the Company determines that an individual milestone has been achieved, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.09 per share.  In the event an individual milestone is not achieved within the time requirement for achieving that milestone, the Company will purchase the shares from the employee for the purchase price of $0.01 per share.