Form 10-Q
period 2009-03-31
BRAINTECH INC
filed 2009-05-15
CIK 1015715

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the QUARTERLY PERIOD ENDED March 31, 2009

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to

                        Commission File Number 000-24911

--------------------------------------------------------------------------------

                                 BRAINTECH, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                            98-0168932
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                              1750 Tysons Boulevard
                                    Suite 350
                                McLean, VA 22102
                    (Address of principal executive offices)
                                 (703) 637-9752
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of class)
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value
                                (Title of class)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  |_|            Accelerated filer    |_|

    Non-accelerated filer    |_|            Smaller reporting company   |X|
    (Do not check if a smaller
    reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_|

As of May 15, 2009, there were 60,162,245 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                 Braintech, Inc.
                                    Form 10-Q
                                TABLE OF CONTENTS

                                                                            Page

PART I      FINANCIAL INFORMATION............................................XX

Item 1.       Financial Statements...........................................XX

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................XX

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....XX

Item 4.       Controls and Procedures........................................XX


PART II      OTHER INFORMATION...............................................XX

Item 1.       Legal Proceedings..............................................XX

Item 1A.      Risk Factors...................................................XX

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds....XX

Item 3.       Defaults Upon Senior Securities................................XX

Item 4.       Submission of Matters to a Vote of Security Holders............XX

Item 5.       Other Information..............................................XX

Item 6.       Exhibits.......................................................XX

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

     (i) Condensed Consolidated Balance sheets (unaudited) as of March 31, 2009 and December 31, 2008;

     (ii) Condensed Consolidated Statements of Operations (unaudited) for the three ended March 31, 2009 and 2008;

     (iii) Condensed Consolidated Statement of Stockholders' Deficiency (unaudited) for the three months ended March 31, 2009;

     (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008; and

     (v) Notes to Condensed Consolidated Financial Statements (unaudited) for the three months ended March 31, 2009 and 2008.

                      Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)

                      BRAINTECH, INC.


                      Three months ended March 31, 2009 and 2008
                      (Unaudited - Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

----------------------------------------------------------------------------------------------
                                                                   March 31,     December 31,
                                                                     2009            2008
----------------------------------------------------------------------------------------------


Assets (note 6)

Current assets:
      Cash and cash equivalents                                  $  2,051,169    $  2,446,538
      Accounts receivable                                             354,551       1,317,798
      Inventory                                                        10,958          13,705
      Prepaid expenses                                                 21,602          23,556
     -----------------------------------------------------------------------------------------
                                                                    2,438,280       3,801,597

Intangible assets and goodwill (note 3)                                    --              --

Fixed assets                                                           61,530          50,743
----------------------------------------------------------------------------------------------
                                                                 $  2,499,810    $  3,852,340
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
      Accounts payable                                           $  1,090,129    $  1,048,205
      Accrued liabilities                                           1,137,590       1,184,583
      Deferred leasehold inducements (note 4)                              --              --
      Deferred revenue (note 5)                                     1,234,597       1,260,510
      Bank loan (note 6)                                            1,803,752       2,104,376
     -----------------------------------------------------------------------------------------
                                                                    5,266,068       5,597,674
----------------------------------------------------------------------------------------------
Stockholders' deficiency:
      Common stock (note 7):
         Authorized: 200,000,000 shares, with $0.001 par value
         Issued: 58,662,245 shares                                     58,662          56,502
                (December 31, 2008 - 56,502,245)
      Additional paid-in capital                                   35,788,350      35,627,161
      Accumulated deficit                                         (38,613,270)    (37,428,997)
     -----------------------------------------------------------------------------------------
                                                                   (2,766,258)     (1,745,334)
----------------------------------------------------------------------------------------------
                                                                 $  2,499,810    $  3,852,340
----------------------------------------------------------------------------------------------


Description of Business and Future Operations (note 1)
Commitments and Contingencies (notes 10 and 11)
Subsequent Events (note 12)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.
Condensed Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

--------------------------------------------------------------------------------

                                                Three Months ended March 31
                                     ------------------------------------------
                                                   ------------    ------------
                                                       2009            2008

Sales                                              $     25,913    $  1,105,965
Cost of sales                                                --         117,199
--------------------------------------------------------------------------------

Gross margin                                             25,913         988,766
--------------------------------------------------------------------------------

Operating expenses:
      Research and development                          156,153         175,132
      Selling, general and administrative             1,028,728         792,701
    ----------------------------------------------------------------------------
                                                      1,184,881         967,833

Operating income/(loss) before the following         (1,158,968)         20,933
--------------------------------------------------------------------------------

Interest income                                              54             221
Loss on disposition of fixed assets                      (2,316)             --
Financing expenses
      Interest on bank loan                             (21,090)        (25,902)
      Other financing expenses                           (1,953)             --
      Bank loan guarantee expenses                           --          (5,955)
    ----------------------------------------------------------------------------
                                                        (25,305)        (31,636)
--------------------------------------------------------------------------------

Net loss and comprehensive loss for the period     $ (1,184,273)   $    (10,703)
--------------------------------------------------------------------------------

Loss per share information:
      Basic and diluted                            $      (0.02)   $      (0.00)

--------------------------------------------------------------------------------

Weighted average number of common
      shares outstanding                             51,046,579      38,747,335

--------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.


BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders' Deficiency
(Unaudited - Prepared by Management)
(Expressed in United States dollars)


-----------------------------------------------------------------------------------------------------------------------------------
                                                   Common stock
                                          ---------------------------------                                             Total
                                                 Number                         Additional         Accumulated       stockholders
                                                of shares        Amount        paid-in capital       deficit          deficiency
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                     56,502,245   $        56,502   $    35,627,161   $   (37,428,997)   $    (1,745,334)

Common stock transactions
      (net of share issue costs)
      Shares issued at $0.01 pursuant to
         Bonus Stock Plan                       1,750,000             1,750            15,750                --             17,500
      Shares issued for services rendered         410,000               410            40,590                --             41,000
Fair value of stock options expensed                   --                --           104,849                --            104,849
Loss for the period                                    --                --                --        (1,184,273)        (1,184,273)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2009                        58,662,245   $        58,662   $    35,788,350   $   (38,613,270)   $    (2,766,258)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.




BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------

                                                                    Three months ended March 31
                                                                    ---------------------------
                                                                        2009           2008
-----------------------------------------------------------------------------------------------

Cash flows from operations:
      Loss for the period                                           $(1,184,273)   $   (10,703)
      Items not involving cash:
         Amortization                                                     8,050          8,594
         Loss on disposition of fixed assets                              2,316             --
         Fair value of shares issued for services rendered                1,248             --
         Fair value of stock options expensed                           104,849         88,048
      Changes in non-cash operating working capital:
         Accounts receivable                                            963,247        (61,496)
         Inventory                                                        2,747         (1,793)
         Prepaid expenses                                                 1,954         16,006
         Accounts payable and accrued liabilities                        34,683        195,938
         Due to related party                                                --         (3,486)
         Deferred leasehold inducements                                      --         (5,733)
         Deferred revenue                                               (25,913)       146,317
     ------------------------------------------------------------------------------------------
      Net cash (used in) provided by operations                         (91,092)       371,692
-----------------------------------------------------------------------------------------------

Cash flows from investments:
         Purchase of fixed assets                                       (21,153)       (17,838)
     ------------------------------------------------------------------------------------------
      Net cash used in investments                                      (21,153)       (17,838)
-----------------------------------------------------------------------------------------------

Cash flows from financing:
         Common shares issued, net of issue costs                        17,500             --
         Repayment of bank loan                                        (300,624)      (330,000)
     ------------------------------------------------------------------------------------------
      Net cash used in financing                                       (283,124)      (330,000)
-----------------------------------------------------------------------------------------------
(Decrease)/increase in cash and cash equivalents                       (395,369)        23,854

Cash and cash equivalents, beginning of period                        2,446,538        921,367
-----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $ 2,051,169    $   945,221
-----------------------------------------------------------------------------------------------

Supplemental information:
      Non-cash financing:
      Shares issued for financing services and financing expenses   $    41,000             --
      Cash interest paid                                            $    21,090    $    25,902
-----------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.


BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

1.   Description of business and future operations:

     Braintech, Inc. (the "Company") together with its wholly owned subsidiaries is a high tech development company, developing advanced software for the vision guidance of robotic systems. In the three months ended March 31, 2009, all of the sales revenue was from the recognition of previously deferred revenue invoiced to ABB Inc. ("ABB"). For the three months ended March 31, 2008, 100% of sales revenue was generated from ABB.

     These condensed consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. The Company's operations have resulted in losses of $1,184,273 for the three months ended March 31, 2009, an accumulated deficit of $38,613,270 at March 31, 2009 and a working capital deficiency of $2,827,788 at March 31, 2009. The Company has generated only small amounts of revenues and is continuing to develop its business. Operations to date have been primarily financed by sales to our major customer and equity and debt transactions. The Company has generated nearly all of its revenues from ABB pursuant to its Exclusive Global Channel Partner Agreement which expired in accordance with its terms on December 31, 2008. No new revenue sources have been generated by the Company since December 31, 2008. The Company estimates that without further funding or new revenue, it will unable to repay its loan from the Royal Bank of Canada on its maturity date of July 11, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's future operations and its continuation as a going concern are dependent upon its ability to raise additional capital and to sell its products and services to new customers, generate positive cash flows from operations and ultimately attain profitability.

     Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, or other financing mechanisms. However, the trading price of the Company's common stock and the downturn in the U.S. stock markets could make it more difficult to obtain financing through the issuance of equity securities.

     The Company is currently in negotiations with loan providers and is actively pursuing new sales contracts, however, there can be no assurances that appropriate financings having favorable economic terms will be available as required or that the Company will be able to sell its products and services to new customers on terms satisfactory to the Company.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

2.   Basis of presentation:

     (a)  Unaudited financial information:

          These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein have been prepared on a basis consistent with and should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2008, as filed in its annual report on Form 10-K.

     (b)  Principles of consolidation:

          These condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Braintech Canada, Inc., Braintech Government & Defense, Inc., Braintech Consumer & service, Inc., Braintech Industrial, Inc., and Shafi Inc. All material inter-company balances and transactions have been eliminated.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

     (d)  Stock based compensation:

          The Company follows Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company's financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company's common stock.

     (e)  Loss per share:

          Loss per share is calculated based on the weighted average number of common shares outstanding.

          As the effect of all outstanding stock options (note 8) and share purchase warrants (note 9) is anti-dilutive, diluted loss per share equals basic loss per share.

          The number of shares used to calculate loss per share for the three month periods ended March 31, 2009 and 2008 was reduced by 300,000 shares in each year for shares issued and held by the Company. The number of shares used to calculate loss per share for the three month period ended March 31, 2009 was reduced by 7,250,000 shares (2008 - 6,750,000 shares) for shares issued and held in escrow pending completion of performance milestones (note 7(b)).

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

     (g)  Business combinations and intangible assets including goodwill:

          The Company accounts for business combinations using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets, including the amount assigned to identifiable intangible assets.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

2.   Basis of presentation (continued):

     (g) Business combinations and intangible assets including goodwill (continued):

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

3.   Shafi acquisition:

     On August 12, 2008, in a stock for stock transaction, the Company acquired 100% of the outstanding shares of Shafi, Inc. and 80% of the shares of Shafi Innovation, Inc. (together "Shafi") from Adil Shafi pursuant to a Share Purchase Agreement ("Shafi Purchase Agreement"). Total consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. at a fair value of $0.33 per share (the "Closing Purchase Shares") issued at the closing of the acquisition ("Shafi Closing") and 1,000,000 shares of Braintech, Inc. common stock to be issued quarterly over the next 12 months upon the achievement of specified performance criteria (the "Contingent Purchase Shares").

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

     In order to finance the $100,000 advance, the Company's Chief Executive Officer and former Chief Executive Officer each advanced to the Company $50,000 against delivery by the Company of promissory notes. The promissory notes provide for interest at 6% per annum. The promissory notes also provide that, each of the promissory note holders will be issued 50,000 common share purchase warrants as additional compensation. On September 26, 2008, the promissory notes plus accrued interest were repaid in full and the Company issued a total of 100,000 common share purchase warrants to the Chief Executive Officer and former Chief Executive officer. Each common share purchase warrant entitles the holder to purchase one share for three years at a price of $0.36 per share. The fair value of the warrants ($17,082) was recorded as stock-based compensation in financing expenses. The fair value was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

3.   Shafi acquisition (continued):

         ----------------------------------------------------
         Intangible assets of Shafi Inc.       $  1,090,000
         Goodwill of Shafi Inc.                     900,000
         Due to Braintech, Inc.                    (100,000)
         Current liabilities of Shafi Inc.         (900,000)
         ----------------------------------------------------

         Net assets acquired of Shafi Inc.     $    990,000
         ----------------------------------------------------

         Consideration: Common stock issued    $    990,000
         ----------------------------------------------------

     Of the $1,090,000 of acquired intangible assets, $500,000 was assigned to branding and the Shafi customer base and contacts and $590,000 was assigned to the purchased technology. The $900,000 of goodwill was assigned to the estimated value of future net revenues. At December 31, 2008, management believed that significant uncertainty existed as to the value of the Shafi Inc. intangible assets and goodwill, and accordingly, an impairment charge of $1,990,000 was recorded.

     As part of the Shafi acquisition, the parties agreed that any current liabilities of Shafi in excess of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or the Shafi companies. As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000. Through March 31, 2009, Braintech, Inc. had advanced additional funds to Shafi Inc. thereby allowing Shafi Inc. to repay $103,882 of the $900,000 in current liabilities.

     Included in accounts payable is the amount of $796,118 of Shafi Inc. current liabilities, which is non-recourse to the Company.

     The Closing Purchase Shares are subject to a lock-up agreement that restricts the sale thereof for six months and thereafter places volume restrictions on the number of such shares that may be sold during any weekly period. The Company also agreed to register for resale the shares of Company common stock issued to Adil Shafi and to cause the related registration statement to be effective not later than six months after the acquisition of Shafi. Mr. Shafi's sales of common stock under the registration statement will be subject to compliance with his lock-up agreement.

     On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovations, Inc. On April 22, 2009, Shafi filed a First Amended Counterclaim asserting eight causes of action against the Company and its CEO, Frederick Weidinger. The Company believes that Mr. Shafi's claims are groundless both as to the Company and Mr. Weidinger. In a letter dated May 7, 2009, the law firm representing the Company and Mr. Weidinger advised Mr. Shafi and his counsel that Mr. Shafi added Mr. Weidinger as a third-party defendant solely for improper purposes, and demanded that Mr. Shafi dismiss the Weidinger claims within 21 days, or the Company will file a Motion to Dismiss and seek all available sanctions, including but not limited to costs and attorney fees, against Mr. Shafi and his counsel. Mr. Weidinger has not benefited in any way from the Shafi transaction, nor acted improperly in any way with respect to the Shafi transaction. While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined. This matter is subject to inherent uncertainties and management's view may change in the future.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

4.   Deferred leasehold inducements:

                                          Three Months Ended March 31
         ------------------------------------------------------------
                                             2009           2008
         ------------------------------------------------------------

         Balance, beginning of period   $       -      $  14,327
         Amortization                           -         (5,251)
         Foreign exchange adjustment            -           (482)
         ------------------------------------------------------------

         Balance, end of period         $       -      $   8,594
         ------------------------------------------------------------

5.   Deferred revenue:

                                                                                   Three Months Ended March 31
         -----------------------------------------------------------------------------------------------------------------
                                                                                    2009                      2008
         -----------------------------------------------------------------------------------------------------------------
         Balance, beginning of period                                          $     1,260,510           $       622,971
         Revenue invoiced and deferred for future recognition                                -                   176,565
         Previously deferred revenue recognized in current period                      (25,913)                  (30,248)
         -----------------------------------------------------------------------------------------------------------------

         Balance, end of period                                                $     1,234,597           $       769,288
         -----------------------------------------------------------------------------------------------------------------

6.   Bank loan and loan guarantee:

     On October 23, 2006 the Company completed a transaction redeeming all of its previously outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 amortized over 18 months commencing June 2007 was obtained from the Royal Bank of Canada (the "2006 RBC Loan Agreement"). A general security agreement covering all of the Company's personal and intangible property, including intellectual property, has been pledged as collateral.

     As additional security, the Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the "LC Providers") agreed to provide the letters of credit as financing to the bank in order to enable the loan and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two shares of the common stock of the Company, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. The Company's CEO, who is the largest shareholder, is also the provider of the largest letter of credit and is the Managing Member of the LC Providers. Another director, the Company's former CEO, is the provider of the second largest letter of credit. A general security agreement covering all of the Company's personal and intangible property, including intellectual property has been pledged as security to the LC Providers. The general security agreement pledged to the LC Providers is subordinate to the general security agreement pledged to the Royal Bank. The Managing Member has formed a committee of the three largest LC Providers, Frederick Weidinger (our CEO and largest shareholder), Owen Jones (a director and second largest shareholder), and Kenneth Brooks (a shareholder) ("LC Providers Committee") to assist him in his role as Managing Member of the LC Providers. The LC Provider Committee will operate by unanimous vote.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

6.   Bank loan and loan guarantee (continued):

     In the event the Company defaults on the loan and the letters of credit are called by the Royal Bank, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding letters of credit. In the event that the letters of credit are drawn down by the Royal Bank or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors. The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company. In any case where the letters of credit are drawn by the Royal Bank to any level, the Company will immediately appoint the Managing Member as the manager of the Company's assets with full power under the LC Providers' general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

6.   Bank loan and loan guarantee (continued):

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

     On September 17, 2008, the Company entered into a letter agreement with the Royal Bank of Canada dated July 29, 2008 (the "2008 RBC Loan Agreement"). The 2008 RBC Loan Agreement provides for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and supersedes and cancels the 2006 RBC Agreement. Immediately prior to funding under the 2008 RBC Loan Agreement, $1,197,837 remained outstanding under the 2006 RBC Loan Agreement. The remaining balance under the 2006 RBC Loan Agreement was rolled into the $2,405,000 funded under the 2008 RBC Loan Agreement. The term loan is repayable in equal monthly installments of $108,208 principal plus monthly accrued interest with the first payment due on October 11, 2008. The maturity date for the term loan is July 11, 2009. Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

     The Company's obligations under the 2008 RBC Loan Agreement are collateralized by a general security agreement covering all of the Company's personal and intangible property, including intellectual property of the Company and its subsidiary, Braintech Canada, Inc., and the irrevocable and unconditional standby letters of credit which were previously pledged by the LC Providers as security under the 2006 RBC Loan Agreement. The LC Providers' security arrangement remains in place as described earlier in this note 6.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

6.   Bank loan and loan guarantee (continued):

     On September 26, 2008, as compensation for extending the letters of credit as described above, the Company issued an aggregate of 10,375,000 common share purchase warrants, each of which entitle the holder to purchase one share of the Company's common stock at $0.30 per share for a period of five years, to the LC Providers. Additionally, on September 29, 2008, the Company issued an aggregate of 4,150,000 shares of the Company's common stock to the LC Providers. Each LC Provider received two shares of common stock and five share purchase warrants for each dollar of letter of credit provided.

     In the year ended December 31, 2008, the Company recorded an expense of $1,814,055 related to the share purchase warrants issued as compensation to the LC Providers and an expense of $626,650 related to the common shares issued to the LC Providers. The fair value of the common shares was calculated using the closing market price of the common stock on September 29, 2008 ($0.151) and the fair value of the warrants was calculated using the Black-Scholes valuation model and the following assumptions: dividend yield 0%, expected volatility 190%, risk-free interest rate 2.11%, and an expected term of two years.

     The Company is attempting to renegotiate the maturity date of the 2008 RBC Loan Agreement. In addition, one LC Provider who is also a director, has asked to have his letter of credit released and to be removed as an LC Provider, while three of our employees have posted new letters of credit in order to become LC Providers, and another LC Provider has increased the amount of his letter of credit. In connection with these changes and with our strategic move of our operations to the United States, in March 2009 RBC recorded a new Security Agreement in Nevada, our state of incorporation. In addition, on April 21, 2009, RBC offered a loan amendment increasing the interest rate and increasing the revolving portion of the loan from $250,000 to $500,000. RBC did not offer to refinance or extend the maturity date in this amendment, but the Company is continuing to negotiate any possible refinancing or extension with RBC. The Company signed this amendment on May 5, 2009, and the Company's CEO also acknowledged the amendment as Managing Member of the LC Providers. As a formality, on May 5, 2009, the Company asked the LC Providers to also acknowledge the amendment. RBC, however, subsequently took the position that the amendment will not become effective until it is acknowledged by all of the LC Providers individually. The Company intends to follow up with the LC Providers to request their acknowledgement. In any case, however, the May 5, 2009 amendment does not extend the maturity date beyond its current maturity date of July 11, 2009.

7.   Common stock:

     (a) During the three month period ended March 31, 2009, common shares were issued as follows:

          On January 26, 2009, as final compensation for advancing $255,000 in emergency financing in 2006, the Company issued 410,000 shares of common stock at a fair value of $0.10 per share to a single party in addition to 100,000 shares and 100,000 share purchase warrants previously issued to such party. In conjunction with this final compensation arrangement, such party returned to the Company for cancellation the 100,000 share purchase warrants, each entitling the holder to purchase one additional share of common stock exercisable at $0.30 per share. Although this compensation arrangement was settled in January 2009, the arrangement was made in December 2008. Accordingly, the Company had accrued the fair value of the financing expense ($39,752) as of December 31, 2008.

          On March 12, 2009, the Company issued 1,750,000 shares of Bonus Stock for the purchase price of $0.01 per shares in accordance with the terms of an employment agreement with an officer of the Company. These shares are being held in escrow pending completion of five individual performance milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.09 per share. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

7.   Common stock (continued):

     (b)  Bonus stock and bonus stock option incentive plan:

          At a meeting of the Board of Directors held October 22, 2007, the Company approved the Bonus Stock and Bonus Stock Option Plan (the "Bonus Plan"). The Bonus Plan provides for the issuance of common stock of the Company ("Bonus Stock") and options to acquire common stock of the Company ("Bonus Stock Options") to the participants upon the Company reaching certain identifiable milestones in its business plan. The aggregate amount of shares that may be issued under the Bonus Plan shall not exceed 30 million shares. The aggregate amount of shares to be issued as Bonus Stock shall not exceed 20 million shares and the aggregate amount of shares to be issued pursuant to the exercise of Bonus Stock Options shall not exceed 10 million shares.

          As of March 31, 2009, 13,500,000 shares of Bonus Stock (December 31, 2008 - 11,750,000 shares) have been issued, of which 5,250,000 shares (December 31, 2008 - 5,250,000 shares) have been released from escrow upon the achievement of performance milestones and 8,250,000 shares (December 31, 2008 - 6,500,000 shares) remain in escrow pending the completion of performance milestones.

8.   Stock options:

     The Company reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan. As of March 31, 2009, 689,000 stock options are unallocated and remain available pursuant to the 2000 Stock Option Plan, 898,000 stock options are unallocated and remain available pursuant to the 2003 Stock option Plan, and 4,280,000 stock options are unallocated and remain available pursuant to the 2007 Stock Option Plan. The Company's board of directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 plan and the Company's Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans. The Company's board of directors has granted the CEO authority to grant awards pursuant to the 2000 Stock Option Plan, 2003 Stock Option Plan and 2007 Stock Option Plan.

     The Company also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 7(b)). As of March 31, 2009 3,910,000 stock options are unallocated and remain available pursuant to the Bonus Plan. The Company's Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

     The weighted average fair value of stock options granted during the three months ended March 31, 2009 was $0.10 per option. No options were granted during the three months ended March 31, 2008. The fair value of each option grant is estimated on the date of grant using the Black-Sholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

8.   Stock options (continued):

                                                Three Months Ended
                                       -----------------------------------------

                                           March 31, 2009       March 31, 2008
         ------------------------------------------------- --------------------

         Expected life (years)                        2.0                  N/A
         Risk free interest rate                    0.89%                  N/A
         Expected volatility                         248%                  N/A
         Dividend yield                                0%                  N/A
         Expected forfeitures                          0%                  N/A
         ------------------------------------------------- --------------------

     The Company recorded stock-based compensation related to stock options of $104,849 for the three months ended March 31, 2009 (2008 - $88,048). As of March 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $237,575 (2008 - $626,143) and will be recognized over an estimated weighted average amortization period of 1.13 years (2008 - 1.38 years).

     A summary of the Company's stock option activity is as follows:

         -------------------------------------------------------------------
                                                                   Weighted
                                                   Number           average
                                                of shares    exercise price
                                          ----------------------------------

         Balance, December 31, 2008           14,267,000             $0.40
         Options granted                       1,015,000             $0.11
         Options exercised                             -                 -
         Vested options expired                 (985,000)            $0.37
         Unvested options forfeited                    -                 -
                                          ----------------------------------

         Balance, March 31, 2009              14,297,000             $0.38
         -------------------------------------------------------------------

     Of those outstanding at March 31, 2009, 11,834,500 are exercisable (December 31, 2008 - 12,092,000), having a weighted average exercise price of $0.42 (December 31, 2008 - $0.43).

     The outstanding options as of March 31, 2009 have a weighted average remaining contractual life of 3.51 years (December 31, 2008 - 3.55 years).

9.   Share purchase warrants:

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

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

9.   Share purchase warrants (continued):

     A summary of the Company's share purchase warrant activity is as follows:

         --------------------------------------------------------------------------------------------
                                                                                            Weighted
                                                                    Weighted       average remaining
                                                   Number            average        contractual life
                                                of shares     exercise price                 (years)
         --------------------------------------------------------------------------------------------
         Balance, December 31, 2008           35,521,179              $ 0.33                    3.56
              Warrants granted                         -                  -                       -
              Warrants expired                         -                  -                       -
              Warrants exercised                       -                  -                       -
              Warrants cancelled (note 7)       (100,000)             $ 0.30                      -
         --------------------------------------------------------------------------------------------

         Balance, March 31, 2009              35,421,179            $   0.33                    2.84
         --------------------------------------------------------------------------------------------

     Of the warrants outstanding as of March 31, 2009, 8,011,324 are held by the Company's former CEO and 7,411,250 are held by the Company's current CEO.


10   Commitments:

     The Company has obligations under operating lease arrangements that require the following minimum annual payments:

         --------------------------------------------------------

         Year ending December 31:
         2009                                            211,436
         2010                                            260,809
         2011                                            201,476
         2012                                            180,290
         2013                                             54,925
         2014                                             33,687
         --------------------------------------------------------

                                                $        942,623
         --------------------------------------------------------

     Effective April 1, 2009, the Company vacated its North Vancouver leased office premises and ceased making the monthly rent payments. The Company has been in communications with the landlord and the landlord has informed the Company that it reserves the right to seek remedies that are available under the lease. The lease expires in November 2012, with the remaining amounts payable under the terms of the lease agreement aggregating approximately $451,000. The fair value of these payments, net of any potential recoveries, will be recorded as a lease termination cost during the quarter ended June 30, 2009.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Three months ended March 31, 2009 and 2008

--------------------------------------------------------------------------------

11.  Contingencies:

     On February 13, 2009 two other former employees, released as part of a reduction in force by Braintech Canada, Inc., after receiving full salary pay, statutory severance payments, time-bank payments, accrued vacation payments and signing full releases, instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement. Each claim is for $25,000 (Canadian). The Company disputes the plaintiffs' claims and believes that it has meritorious defenses and intends to vigorously defend these actions. Management believes that any potential loss associated with these matters is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

12.  Subsequent event:

     On February 10, 2009, Babak Habibi, formerly the Company's Chief Technology Officer, initiated an action in the Supreme Court of British Columbia against the Company. Mr. Habibi claimed that he had "good reason" to resign and secured a Garnishing Order before Judgment for CAD$336,045.73 claiming entitlement to that amount under his employment agreement. The Company disputed Mr. Habibi's claims and on March 30, 2009, the Company filed a counter claim against Mr. Habibi. On April 18, 2009 the Company and Mr. Habibi settled all these matters as follows (currency is Canadian unless otherwise indicated):

     (a)  The Company paid Mr. Habibi $70,000 as a settlement;

     (b) The Company entered into a Consultancy Agreement with Mr. Habibi whereby (i) Mr. Habibi will make himself available to Braintech for limited consulting services at the mutual discretion of Mr. Habibi and the Company, (ii) Mr. Habibi will not provide similar consulting or other services to certain specified competitors or establish a competing business with the Company for a 33 month period, (iii) the Company will pay Mr. Habibi $10,000 monthly for three months and $5,000 monthly for 30 months for a total of $180,000 over a 33 month period, and (iv) as security for payment, the Company will initially place in escrow with its transfer agent 1,500,000 shares of its common stock and these shares will be returned to the Company in 50,000 share increments as payments are made.

     (c) In June 2001, Mr. Habibi had acquired 133,334 shares from the Company which were placed in escrow, in exchange for a $100,000 non-recourse Promissory Note, which was recorded as a reduction to additional paid in capital. Under the existing terms of the 2001 Promissory Note, if Mr. Habibi had failed to repay, the Company's remedy would have been to cancel the shares. As part of the settlement of the litigation, Mr. Habibi requested, and the Company agreed to, cancellation of the Note and release of the shares, worth approximately $16,000 at the time of settlement.

     The impact of these settlement amounts will be recorded as an expense during the quarter ended June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We intend that certain matters discussed in this report are "Forward-Looking Statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continues" or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements for the years ended December 31, 2008 and 2007 that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, particularly the risk of foreclosure as we approach the July 11, 2009 maturity date of our loan with Royal Bank of Canada, and other disclosures including without limitation the disclosures made under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included in our annual report filed on Form 10-K for the year ended December 31, 2008 and the disclosures under the heading "Risk Factors" in this Quarterly Report and in the Form 10-K as well as other reports and filings we make with the Securities and Exchange Commission.

We cannot guarantee our future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report.

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term "Braintech" refers to Braintech, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Braintech, Inc. and its wholly-owned subsidiaries.

Overview

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report and in our Form 10-K filed with the SEC on March 31, 2009. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

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

During the first quarter of 2009 we had no revenue with the exception of deferred revenue associated with honoring warranty obligations. Our long-term exclusive contract with ABB expired on December 31, 2008. Since his appointment in November 2007, our current CEO has developed and implemented a new business plan that redefines the Company's markets, in order to better utilize its technology and to create operating leverage. His management has refocused the Company's efforts from a pure research and development company in Vancouver, British Columbia with one customer in one niche market to an operating company driven by marketing, sales and business development in several vertical markets with a focus on the commercialization of our technology among a broad spectrum of machine vision potential customers including the United States Government. Our new mission is to "touch the customer" by establishing relationships with potential customers in order to better understand their problems and solve them more efficiently. To that end, the Company opened new offices near Washington, DC and Detroit, Michigan to focus on developing new business in the government and industrial markets. The Company is also considering the transition to a recurring revenue license model and is seeking a robotics-oriented integrator or "OEM" for such purpose.

Throughout 2008 and 2009 we have been focused on finding new customers for our products and technology. The progressively worsening economic environment during this time period, particularly in the auto industry, has created an extremely difficult environment. Potential customers lack capital budgets and the sales cycle in both the industrial and government markets has been significantly longer than anticipated. New markets have been difficult to penetrate, particularly for a company with resources as limited as ours.

We are beginning to see signs of customer acceptance for our products and technology. For example, major automotive companies are expressing strong interest in our software, particularly our patented Random Bin Picking(R) technology, which we believe is revolutionary. Our software, traditionally associated only with ABB in the marketplace, now works with all major robot manufacturers. We recently launched our Integrator Partner Program, and already 10 integrators have signed up. We have received our first purchase order from one of these integrators, which although small, will result in a major Japanese automaker using our software. The Office of Naval Research has announced that Braintech is part of the winning team for its Automated Weapons Assembly project. Our BAE-led team beat General Dynamics and Foster-Miller in that competition. We expect to receive the subcontract for that work during the second quarter.

In spite of these promising signs, the financial environment has been as difficult as the sales environment, and our loan with Royal Bank of Canada ("RBC"), which is payable in full on July 11, 2009, poses an enormous risk to investors. This loan has an outstanding balance of approximately $1.6 million as of May 14, 2009. While we are in good standing and have made all payments to date under this loan, we do not have the resources to pay this loan in full on July 11, 2009. As we approach this July 11, 2009 maturity date for our RBC loan, we are continuing our relentless sales efforts, we are implementing a cost reduction program, we have downsized our personnel through layoffs and reduction of consultants, we are seeking an extension of the maturity date or refinancing of the RBC loan, and we are exploring other sources of financing, but there is no guarantee that we will be successful. Unless RBC agrees to extend the maturity date or refinance the loan, or we obtain debt or equity financing from another source sufficient to pay this loan, RBC and/or the LC Providers may foreclose and investors will lose their entire investment.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the three month period ended March 31, 2009 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008. For a discussion of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table sets forth, for the indicated periods, data as percentages of revenue:

                                                               Three Months Ended
                                                    ------------------------------------------
                                                        March 31                 March 31
                                                          2009                     2008
                                                    ------------------       -----------------
Statement of Operations Data:
         Sales                                              100.00%                 100.00%
         Cost of sales                                          -                   (10.60)
                                                    ------------------       -----------------
         Gross profit                                       100.00                   89.40
         Research and development                          (602.60)                 (15.84)
         Selling, general and administration             (3,969.93)                 (71.67)
                                                    ------------------       -----------------
         Operation income                                (4,472,53)                   1.89
         Financing expenses                                 (88.92)                  (2.88)
         Other income (expense), net                         (8.73)                   0.02
                                                    ------------------       -----------------
         Income/(loss) for the period                    (4,570.18)                  (0.97)
                                                    ==================       =================

         Sales                                                 Three Months Ended
                                                    -----------------------------------------
                                                         March 31               March 31             %
                                                           2009                   2008             Change
                                                    -------------------      ----------------    -----------

                                                               $25,913            $1,105,965      (97.7%)

Our decrease in sales year over year is attributable to the expiration of the ABB Exclusive Global Channel Partner Agreement. During the three month period ended March 31, 2008, we invoiced $1,247,000 for software licenses delivered for installation in manufacturing plants. Of this amount, we deferred $176,565 for future recognition in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2. We also recorded $5,282 for engineering and other services and $30,248 of previously deferred revenue. During the three month period ended March 31, 2009, we did not deliver any software licenses. Our only revenue was $25,913 for the recognition of previously deferred revenue.

         Research and Development Expenses                                          Three Months Ended
                                                                         -----------------------------------------
                                                                              March 31               March 31             %
                                                                                2009                   2008             Change
                                                                         -------------------      ----------------    -----------

                                                                                   $156,153              $175,132      (10.8%)

Research and development expenditures decreased $18,979, or 10.80%, from $175,132 for the three month period ended March 31, 2008, to $156,153 for the three month period ended March 31, 2009. The decrease was mainly due to a reduction of research and development personnel in the North Vancouver office. A reduction in stock option expense also contributed to the decrease in research and development expenditures. During the three month period ended March 31, 2008 we incurred $9,792 in stock option expense compared to nil for the three month period ended March 31, 2009. A decrease in the Precarn funding grant received partially offset the decrease in research and development expenditures. During the three month period ended March 31, 2008 we received a grant of $40,190 compared to a grant of $17,471 received during the three month period ended March 31, 2009. In addition there was an increase in travel expenditures attributable to research and development from nil in 2008 to $19,516 in 2009.

Effective April 1, 2009, we vacated our North Vancouver research and development facility and we are in the process of transferring all of our research and development activities to our offices in McLean, Virginia and Pontiac Michigan.

         Selling, General and Administrative Expenses                               Three Months Ended
                                                                         -----------------------------------------
                                                                              March 31               March 31             %
                                                                                2009                   2008             Change
                                                                         -------------------      ----------------    -----------
                                                                                 $1,028,728              $792,701       29.8%

Selling, general and administrative (SG&A) expenses increased $236,027, or 29.8%, from $792,701 for the three month period ended March 31, 2008, to $1,028,728 for the three month period ended March 31, 2009. Stock option expense increased $26,593 from $78,256 for the three month period ended March 31, 2008 to $104,849 for the month period ended March 31, 2009. Wages and benefits increased $181,979 from $371,101 to $553,080 resulting from an increase in our administration and sales staff from the opening of our offices in McLean, Virginia and Pontiac, Michigan. Accounting, legal and patent expenses decreased $1,477 from $101,545 to $100,068, trade show and marketing expenses decreased $38,772 from $115,383 to $76,611, and office and miscellaneous expenses increased $67,704 from $126,416 to $194,120.

         Interest and Financing Expenses                                           Three Months Ended
                                                                        -----------------------------------------
                                                                             March 31               March 31              %
                                                                               2009                   2008              Change
                                                                        --------------------     ----------------     -----------
                                                                                    $23,043              $31,857       (27.7%)

Interest and financing expenses decreased $8,814, or 27.7% from $31,857 for the three month period ended March 31, 2008, to $23,043 for the three month period ended March 31, 2009. The interest on the bank loan decreased $4,812 from $25,902 for the three month period ended March 31, 2008, to $21,090 for the three month period ended March 31, 2009. The decrease was mainly due to the reduction in the principal amount of the bank loan and due to a slight reduction in the interest rate.

Liquidity and Capital Resources

Cash Flows

During the three month period ended March 31, 2009 we financed our research and development activities, our selling, general and administrative activities, our investment in fixed assets, and the repayment of our bank loan using cash provided by our operations and by using cash provided from cash reserves. At March 31, 2009 we had cash and cash equivalents of $2,051,169, a decrease of $395,369 from cash and cash equivalents of $2,446,538 at December 31, 2008.

Operating activities used cash of $91,092 for the three month period ended March 31, 2009 and provided cash of $371,692 for the three month period ended March 31, 2008. Cash used by operating activities during the three period ended March 31, 2009 resulted from a net loss of $1,184,273, a decrease in deferred revenue of $25,913, offset by non-cash amortization expenses of $8,050, non-cash loss on disposition of fixed assets of $2,316, non-cash stock option expenses of $104,849, non-cash compensation for services rendered of $1,248, a decrease in current assets of $967,948, and an increase in current liabilities of $34,683.

Investing activities used cash of $21,153 during the three month period ended March 31, 2009 and $17,838 during the three month period ended March 31, 2008 for the purchase of fixed assets.

During the three month period ended March 31, 2009, financing activities provided cash of $17,500 as a result of selling shares of our capital stock and used cash of $300,624 for repayment of the bank loan. During the three month period ended March 31, 2008 financing activities and used cash of $330,000 for repayment of the bank loan.

As previously stated, our loan with Royal Bank of Canada ("RBC"), which is payable in full on July 11, 2009, poses an enormous risk to investors. This loan has an outstanding balance of approximately $1.6 million as of May 14, 2009. We do not have the resources to pay off this loan. As we approach this July 11, 2009 maturity date for our RBC loan, we are continuing our relentless sales efforts while sharply cutting costs, seeking a refinancing or extension of the maturity date from RBC, and exploring other sources of financing, but there is no guarantee that we will be successful. Unless RBC agrees to refinance or extend the maturity date, or we obtain debt or equity financing from another source sufficient to pay this loan, we will default on our loan, RBC and/or the LC Providers may foreclose, and investors will lose their entire investment.

Bank Loan and Loan Guarantee

On October 23, 2006 the Company completed a transaction redeeming all of its previously outstanding secured convertible debentures. To facilitate the transaction, a bank loan of $2,473,000 amortized over 18 months commencing June 2007 was obtained from the Royal Bank of Canada (the "2006 RBC Loan Agreement"). A general security agreement covering all of the Company's personal and intangible property, including intellectual property, has been pledged as collateral.

As additional security, the Royal Bank required that standby letters of credit securing the full amount of the loan be provided. Certain accredited investors (the "LC Providers") agreed to provide the letters of credit as financing to the bank in order to enable the loan and as compensation the Company agreed to issue one Unit for each one dollar pledged as security for the bank loan. Each Unit consists of two shares of the common stock of the Company, three share purchase warrants, each warrant entitling the holder to purchase one additional share of common stock at a price of $0.30 per share for a period of five years; and one and one-half share purchase warrants, each whole warrant entitling the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of five years. Our CEO is the provider of the largest letter of credit and is the Managing Member of the LC Providers. A general security agreement covering all of the Company's personal and intangible property, including intellectual property has been pledged as security to the LC Providers. The general security agreement pledged to the LC Providers is subordinate to the general security agreement pledged to the Royal Bank. In the event the Company defaults on the loan and the letters of credit are called by the Royal Bank, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding letters of credit. In the event that the letters of credit are drawn down by the Royal Bank or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors. The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company. In any case where the letters of credit are drawn by the Royal Bank to any level, the Company will immediately appoint the Managing Member as the manager of the Company's assets with full power under the LC Providers' general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers. The Managing Member has formed a committee of the three largest LC Providers, Frederick Weidinger (our CEO and largest shareholder), Owen Jones (a director and second largest shareholder), and Kenneth Brooks (a shareholder) ("LC Providers Committee") to assist him in his role as Managing Member of the LC Providers. The LC Provider Committee will operate by unanimous vote.

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

On September 17, 2008, the Company entered into a letter agreement with the Royal Bank of Canada dated July 29, 2008 (the "2008 RBC Loan Agreement"). The 2008 RBC Loan Agreement provides for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and supersedes and cancels the 2006 RBC Agreement. Immediately prior to funding under the 2008 RBC Loan Agreement, $1,197,837 remained outstanding under the 2006 RBC Loan Agreement. The remaining balance under the 2006 RBC Loan Agreement was rolled into the $2,405,000 funded under the 2008 RBC Loan Agreement. The term loan is repayable in 24 equal installments of $108,208 principal plus monthly accrued interest with the first payment due on October 11, 2008. The term loan balance as of December 31, 2008 is $2,104,376. The maturity date for the term loan is July 11, 2009. Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

The Company's obligations under the 2008 RBC Loan Agreement are collateralized by a general security agreement covering all of the Company's personal and intangible property, including intellectual property of the Company and its subsidiary, Braintech Canada, Inc., and the irrevocable and unconditional standby letters of credit which were previously pledged by the LC Providers as security under the 2006 RBC Loan Agreement which were renewed and extended. The LC Providers' security arrangement remains in place as described earlier in this section.

On September 26, 2008, as compensation for extending the letters of credit as described above, the Company issued an aggregate of 10,375,000 common share purchase warrants, each of which entitle the holder to purchase one share of the Company's common stock at $0.30 per share for a period of five years, to the LC Providers. Additionally, on September 29, 2008, the Company issued an aggregate of 4,150,000 shares of the Company's common stock to the LC Providers. Each LC Provider received two shares of common stock and five share purchase warrants exercisable at $0.30 per share for each dollar of letter of credit provided.

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

As previously stated, we are attempting to renegotiate the maturity date of the 2008 RBC Loan Agreement. In addition, one LC Provider who is also a director, has asked to have his letter of credit released and to be removed as an LC Provider, while three of our employees have posted new letters of credit in order to become LC Providers, and another LC Provider has increased the amount of his letter of credit. In connection with these changes and with our strategic move of our operations to the United States, in March 2009 RBC recorded a new Security Agreement in Nevada, our state of incorporation. In addition, on April 21, 2009, RBC offered a loan amendment increasing the interest rate and increasing the revolving portion of the loan from $250,000 to $500,000. RBC did not offer to refinance or extend the maturity date in this amendment, but we are continuing to negotiate any possible extension or refinancing with RBC. We signed this amendment on May 5, 2009, and our CEO also acknowledged the amendment as Managing Member of the LC Providers. As a formality, on May 5, 2009, we asked the LC Providers to also acknowledge the amendment. RBC, however, subsequently took the position that the amendment will not become effective until it is acknowledged by all of the LC Providers individually. We intend to follow up with the LC Providers to request their acknowledgement. In any case, however, the May 5, 2009 amendment does not extend the maturity date beyond its current maturity date of July 11, 2009.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

During the first quarter of fiscal 2009, we adopted the following accounting standards:

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial statements" ("SFAS 160"). This new standard requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and as such, we adopted these provisions effective January 1, 2009. The adoption of SFAS 160 did not have an impact on the financial statements.

In March 2008, FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," ("SFAS 161"). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and as such, we adopted these provisions effective January 1, 2009. The adoption of SFAS 161 did not have an impact of the financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable. The Company is a smaller reporting company, and smaller reporting companies are not required to file the quantitative and qualitative disclosures about market risk.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial and accounting officer. Based upon that evaluation, the Company's principal executive officer and the Company's principal financial and accounting officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

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

As previously reported in Forms 8-K filed during the first quarter, on February 10, 2009, Babak Habibi, formerly our Chief Technology Officer, initiated an action in the Supreme Court of British Columbia against Braintech Canada, Inc. and Braintech, Inc. Mr. Habibi claimed that he had "good reason" to resign and secured a Garnishing Order before Judgment for $336,045.73 (Canadian) claiming entitlement to that amount under his employment agreement. The Company asserted that Mr. Habibi improperly garnished these funds and that he lacked "good reason" to resign and that no severance was due. On March 30, 2009, we filed a lawsuit in the Circuit Court of Fairfax County, Virginia against Mr. Habibi for, inter alia, misappropriation of trade secrets, tortious interference with our contractual and banking relations, and tortious interference with business expectancy relating to our employees. While the Company felt very strongly that it had meritorious defenses against Mr. Habibi's claim and strong arguments for its claim against Mr. Habibi, nevertheless, for economic reasons, in light of the legal costs to proceed, the Company decided to agree to Mr. Habibi's request to negotiate a settlement; and accordingly, on April 18, 2009 the Company, Braintech Canada and Mr. Habibi settled all these matters as follows (currency is Canadian unless otherwise indicated):

1.   The Company paid Mr. Habibi $70,000;

2.   The Company entered into a Consultancy Agreement with Mr. Habibi whereby
     (i) Mr. Habibi will make himself available to Braintech for limited consulting services at the mutual discretion of Mr. Habibi and the Company,
     (ii) Mr. Habibi will not provide similar consulting or other services to certain specified competitors or establish a competing business with the Company for a 33 month period, (iii) the Company will pay Mr. Habibi $10,000 monthly for three months and $5,000 monthly for 30 months for a total of $180,000 over a 33 month period, and (iv) as security for payment, the Company will initially place in escrow with its transfer agent 1,500,000 shares of its common stock and these shares will be returned to the Company in 50,000 share increments as payments are made.

3. In June 2001, Mr. Habibi had acquired 133,334 shares from the Company which were placed in escrow, in exchange for a $100,000 USD non-recourse Promissory Note. Under the existing terms of the 2001 Note, if Mr. Habibi had failed to pay, the Company's remedy would have been to cancel the shares. As part of the settlement of the litigation, Mr. Habibi requested, and the Company agreed to, cancellation of the Note and release of the shares to Mr. Habibi, worth approximately $16,000 USD at the time of settlement.

On February 13, 2009 two other former employees, released as part of a reduction in force by Braintech Canada, Inc., after receiving full salary pay, statutory severance payments, time-bank payments, accrued vacation payments and signing full releases, instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement. Each claim is for $25,000 (Canadian). The Company disputes the plaintiffs' claims and believes that it has meritorious defenses and intends to vigorously defend these actions. Management believes that any potential loss associated with the above matters is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovations, Inc. On April 22, 2009, Shafi filed a First Amended Counterclaim asserting eight causes of action against the Company and its CEO, Frederick Weidinger. The Company believes that Mr. Shafi's claims are groundless both as to the Company and Mr. Weidinger. In a letter dated May 7, 2009, the law firm representing the Company and Mr. Weidinger advised Mr. Shafi and his counsel that Mr. Shafi added Mr. Weidinger as a third-party defendant solely for improper purposes, and demanded that Mr. Shafi dismiss the Weidinger claims within 21 days, or the Company will file a Motion to Dismiss and seek all available sanctions, including but not limited to costs and attorney fees, against Mr. Shafi and his counsel. Mr. Weidinger has not benefited in any way from the Shafi transaction, nor acted improperly in any way with respect to the Shafi transaction. While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined. This matter is subject to inherent uncertainties and management's view may change in the future.

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general may also affect our business operations. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements for the years ended December 31, 2008 and 2007 that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are addressed in this Form 10-Q and in Note 1 to the accompanying unaudited condensed consolidated financial statements. Our future is dependent on our ability to address these matters. If we fail to do so for any reason, we may not be able to continue as a going concern, our business may fail and investors may lose their entire investment.

We may not be able to renew our Bank Loan with the Royal Bank of Canada ("RBC"), which is payable in full on July 11, 2009. Our inability to renew our loan with RBC or someone else will trigger a default under the RBC Loan Agreement.

As of March 31, 2009 the Company had a balance of $1,803,752 outstanding on a bank loan of $2,473,000 dated July 29, 2008 and maturing July 11, 2009 from RBC (the "RBC Loan"). A general security agreement covering all of the Company's personal and intangible property, including intellectual property, has been pledged as collateral. Standby letters of credit securing the full amount of the RBC Loan provided by certain accredited investors (the "LC Providers") were required by the bank in order to enable the RBC Loan, and the LC Providers also have a general security agreement covering all of the Company's assets. If we are unable to renew the RBC Loan or refinance the loan with another institution, investors will lose their entire investment.

If we are not able to renew the RBC Loan or refinance it elsewhere, RBC may call on certain standby letters of credit securing the loan triggering a default under the LC Providers' general security agreement with the Company which could result in investors losing their entire investment in the Company.

A general security agreement, which is subordinate to the general security agreement of RBC, covering all of the Company's personal and intangible property, including intellectual property was pledged as security to the LC Providers in December 2006 and in September 2008. In the event the Company defaults on the RBC Loan and the standby letters of credit are called by the Royal Bank of Canada, the Managing Member of the LC Provider group has full power to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers. Our CEO, who is our largest shareholder, is also the provider of the largest letter of credit and is the Managing Member of the LC Providers. His interests and the interests of the other LC Providers may conflict with the interests of the other holders of Braintech's common stock. The Managing Member has formed a committee of the three largest LC Providers, Frederick Weidinger (our CEO and largest shareholder), Owen Jones (a director and second largest shareholder), and Kenneth Brooks (a shareholder) ("LC Providers Committee") to assist him in his role as Managing Member of the LC Providers. The LC Provider Committee will operate by unanimous vote. Investors may lose their entire investment if RBC draws on the standby letters of credit.

We have almost exclusively relied on a single channel partner, ABB, to distribute and generate sales of our products. Our agreement with ABB expired on December 31, 2008. If we are unable to promptly enter into relationships with new customers or new channel partners, our business may fail and investors may lose their entire investment.

We historically relied almost exclusively on the Robotics Division of ABB Inc. to purchase our products and to sell and distribute them to end users pursuant to an Exclusive Global Channel Partner Agreement entered into in May 2006. This Channel Partner Agreement expired in accordance with its terms on December 31, 2008. Under this agreement, ABB accumulated approximately $8 million of unsold inventory of vision licenses which we have agreed they may continue selling notwithstanding the agreement's expiration on December 31, 2008. We will receive no further revenue under this agreement. If we are unable to promptly enter into relationships with new customer or new channel partners, our business may fail and investors may lose their entire investment.

We require additional funds to survive as a company. Our inability to obtain such financing could result in foreclosure.

We may need to raise additional funds through public or private debt or sale of equity. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing could require us to cease our operations, which could result in investors losing their entire investment.

We have a history of losses and have a significant deficit, which raises substantial doubt about our ability to continue as a going concern.

We have generated only approximately $12.6 million in revenues since the inception of our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to March 31, 2009 was approximately $38.6 million. We had cash in the amount of $2,051,169 as of March 31, 2009. We estimate that without further funding or new revenue, our cash resources will be insufficient to repay our RBC loan on its maturity date of July 11, 2009. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report dated March 26, 2009 on our audited financial statements for the years ended December 31, 2008 and 2007. If we are unable to continue as a going concern, investors may lose all of their investments in our Company.

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

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 60,162,245 are issued and outstanding as of May 14, 2009. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience significant dilution in their ownership of our Company in the future.

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

We have no operating history in these new markets and our new technologies and products are new to these markets. As a result, it is difficult for us to accurately forecast our future operating performance and the performance of our new technologies and products and the revenues it will generate. Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies embarking into new markets with new technologies and products. Currently we are finding that it is very difficult to introduce our products into these new sales markets and that we have a significantly longer than normal sales cycle. Many of these factors are beyond our control, including unanticipated operational, research and business development expenses, employment costs, administrative expenses, legal expenses and technology costs. In addition, as a result of the current economic situation, we are finding that our potential industrial assembly customers do not have available capital budgets. We cannot assure our investors that our revised business strategy will materialize or prove successful. Furthermore, we may need to raise additional funds through public or private debt or sale of equity to execute our revised business strategy. There can be no assurance that any additional financing will be available to us or that adequate funds will be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from succeeding with our new business strategy which would result in the loss of your investment.

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and consume resources that are necessary to sustain our business.

In August 2008 we completed the acquisition of Shafi and we may acquire other companies in the future. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. Moreover, we may become involved in legal disputes relating to acquisitions. In connection with one or more of these transactions, we may:

     o issue additional equity securities that would dilute the ownership of our stockholders;

     o    use cash that we may need in the future to operate our business;

     o incur or assume debt on terms unfavorable to us or that we are unable to repay;

     o    incur large charges or substantial liabilities;

     o encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures;

     o    become involved in legal disputes; and

     o become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

For example, in our acquisition of Shafi, the consideration we paid consisted of shares of our common stock, which diluted the ownership of our existing stockholders. Moreover, we are currently in litigation to rescind the Shafi acquisition. See Item 1 of Part II of this Form 10-Q ("Legal Proceedings") and note 3 to our financial statements.

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

The market for vision guided robotics and vision guidance is subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet customer requirements in a timely manner, there can be no assurance that our existing and new products will gain enough market acceptance to allow us to execute a timely sales contract with one or more new customers. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. They may be better able to attract qualified personnel than we will. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will compete successfully with such new or existing competing products. Increased competition in the industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business. If we go out of business, investors will lose their entire investment.

The sale of a substantial number of shares of our common stock into the public market may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 60,162,245 shares of common stock issued and outstanding as of May 15, 2009. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of May 15, 2009, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Furthermore, in connection with the acquisition of Shafi, we issued shares of our common stock, and agreed to register those shares for resale. Any significant downward pressure on the price of our common stock as the selling stockholders under one or more registration statements sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

Not applicable

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

     The following is an index of the exhibits included in this report or incorporated herein by reference.

                                    Exhibits

Number         Exhibit
------         -------

3.1(1)         Restated Articles of Incorporation of the Company dated June 1,
               2000

3.2(2)         By-Laws of the Company

3.3(3)         Amendment to By-Laws of the Company

10.1(4) Executive Employment Agreement with Stock Purchase and Stock Option Provisions, dated as of January 28, 2009, by and between the Company and Jerry Osborn

10.2(5) Amendment to Employment Contract effective as of December 31, 2008 by and between the Company and Owen Jones.

10.3(6) Settlement Agreement by and between the Company and Babak Habibi dated as of April 18, 2009

10.4(6) Consultancy Agreement by and between the Company and Babak Habibi dated as of April 18, 2009

10.5(6) Escrow Agreement by and between the Company, Babak Habibi and Colonial Stock Transfer Company, Inc. dated as of April 18, 2009.

10.6* Employment Contract by and between the Company and Babak Habibi dated as of June 26, 2007.

10.7(7) Form of Loan Guarantee and Subscription Agreement between the Company and the providers of letters of credit as security for the Company's loan with Royal Bank of Canada

10.8(8) General Security Agreement dated as of October 18, 2006 between the Company and the providers of letters of credit

10.9* Security Agreement between the Company and Royal Bank of Canada dated as of March 27, 2009

10.10* Credit Agreement dated as of July 29, 2008 between the Company and Royal Bank of Canada.

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

31.2* Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2* Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

(1) Exhibit incorporated by reference to Exhibit 3.7 of Form S-1 filed on May 2, 2001.

(2) Exhibit incorporated by reference to Exhibit 3.7 of Form 10-SB filed on September 25, 1998.

(3) Exhibit incorporated by reference to Exhibit 3.9 of Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.

(4) Exhibit incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 4, 2009.

(5) Exhibit incorporated by reference to Exhibit 10.22 of Form 10-K filed on March 31, 2009.

(6) Exhibit incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of Form 8-K filed on April 23, 2009.

(7) Exhibit incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 23, 2006.

(8) Exhibit incorporated by reference to Exhibit 10.3 of Form 8-K filed on October 23, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINTECH, INC. (the Registrant)

Signature                      Title                                   Date
---------                      -----                                   ----

/s/ Frederick Weidinger                                            May 15, 2009
-------------------------      Chief Executive Officer,
Frederick Weidinger            (Principal Executive Officer)


/s/ Edward A. White                                                May 15, 2009
-------------------------      Treasurer,
Edward A. White                (Principal Financial and Accounting Officer)