Form 10-Q
period 2009-06-30
BRAINTECH INC
filed 2009-08-14
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the QUARTERLY PERIOD ENDED June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to

Commission File Number 000-24911

BRAINTECH, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0168932 (I.R.S. Employer Identification No.)

1750 Tysons Boulevard
Suite 350
McLean, VA 22102
(Address of principal executive offices)
(703) 637-9752
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2009, there were 60,412,245 shares of the registrant’s common stock, par value $.001 per share, outstanding.

Braintech, Inc.
Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i)	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2009 and December 31, 2008;

(ii)	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2008;

(iii)	Condensed Consolidated Statement of Stockholders’ Deficiency (unaudited) for the six months ended June 30, 2009;

(iv)	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008; and

(v)	Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 30, 2009 and 2008.

Condensed Consolidated Financial Statements (Expressed in United States dollars) BRAINTECH, INC. Three and Six months ended June 30, 2009 and 2008 (Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	June 30, 2009	December 31, 2008

Assets (note 5)

Current assets:
Cash and cash equivalents	$747,712	$2,446,538
Accounts receivable	142,650	1,317,798
Inventory	2,570	13,705
Prepaid expenses	33,713	23,556
	926,645	3,801,597

Intangible assets and goodwill (note 3)	-	-

Fixed assets	61,186	50,743

	$987,831	$3,852,340

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$1,026,411	$1,048,205
Accrued liabilities	1,686,042	1,184,583
Deferred revenue (note 4)	1,225,331	1,260,510
Bank loan (note 5)	1,499,988	2,104,376
	5,437,772	5,597,674

Stockholders’ deficiency:
Common stock (note 6):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 60,412,245 shares	60,412	56,502
(December 31, 2008 – 56,502,245)
Additional paid-in capital	36,007,147	35,627,161
Accumulated deficit	(40,517,500)	(37,428,997)
	(4,449,941)	(1,745,334)

	$987,831	$3,852,340

          Description of Business and Future Operations (note 1)
          Commitments and Contingencies (notes 9 and 10)

          See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Sales	$94,089	$2,206,370	$68,176	$1,100,406
Cost of sales	5,222	220,313	5,222	103,115

Gross margin	88,867	1,986,057	62,954	997,291

Operating expenses:
Research and development	321,118	313,099	160,116	137,967
Selling, general and administration	2,809,027	2,967,853	1,785,149	2,150,300
	3,130,145	3,280,952	1,945,265	2,288,267

Operating loss	(3,041,278)	(1,294,895)	(1,882,311)	(1,290,976)

Non-operating:
Interest income	1,238	463	1,184	243
Loss on disposition of fixed assets	(2,316)	-	-	-
Gain on settlement of debt	-	25,750	-	-
Interest and financing expenses
Interest on bank loan	(40,605)	(41,967)	(19,516)	(16,065)
Other financing expenses	(2,003)	-	(49)	-
Bank loan guarantee expenses	(3,539)	(11,538)	(3,539)	(5,584)
	(47,225)	(27,292)	(21,920)	(21,406)

Net loss and comprehensive loss for the period	$(3,088,503)	$(1,322,187)	$(1,904,231)	$(1,312,382)

Loss per share information:
Basic and diluted	$(0.06)	$(0.03)	$(0.04)	$(0.03)

Weighted average number of
Common shares outstanding	50,255,008	39,078,827	50,461,146	39,406,676

          See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Deficiency
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	deficiency

Balance, December 31, 2008	56,502,245	$56,502	$35,627,161	$(37,428,997)	$(1,745,334)

Common stock transactions
(net of share issue costs)
Shares issued at $0.01 pursuant to
Bonus Stock Plan	1,750,000	1,750	15,750	-	17,500
Shares purchased for cancellation
pursuant to non-achievement
of performance milestones	(250,000)	(250)	(2,250)		(2,500)
Shares issued for services rendered	910,000	910	85,090	-	86,000
Shares issued and held in escrow
as security for payment	1,500,000	1,500	(1,500)		-
Forgiveness of promissory note for
subscription of common stock			100,000		100,000
Fair value of stock options expensed	-	-	182,896	-	182,896
Loss for the period	-	-	-	(3,088,503)	(3,088,503)

Balance, June 30, 2009	60,412,245	$60,412	$36,007,147	$(40,517,500)	$(4,449,941)

          See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Six months ended June 30,
	2009	2008

Cash flows from operations:
Loss for the period	$(3,088,503)	$(1,322,187)
Items not involving cash:
Amortization	17,071	17,022
Loss on disposition of fixed assets	2,316	-
Fair value of shares issued for services rendered	46,248	-
Fair value of stock options expensed	182,896	188,319
Fair Value of shares earned pursuant to bonus stock plan	-	1,290,000
Forgiveness of promissory note for subscription of common stock	100,000	-
Cancellation of shares pursuant to non-achievement of milestone	(2,500)	-
Changes in non-cash operating working capital:
Accounts receivable	1,175,148	(93,568)
Inventory	11,135	(9,083)
Prepaid expenses	(10,157)	29,917
Accounts payable and accrued liabilities	519,417	351,984
Due to related party	-	(2,491)
Deferred leasehold inducements	-	(10,848)
Deferred revenue	(35,179)	298,657
Net cash (used in) provided by operations	(1,082,108)	737,722

Cash flows from investments:
Purchase of fixed assets	(29,830)	(18,594)
Net cash used in investments	(29,830)	(18,594)

Cash flows from financing:
Common shares issued, net of issue costs	17,500	-
Repayment of bank loan	(604,388)	(660,000)
Net cash used in financing	(586,888)	(660,000)

(Decrease)/increase in cash and cash equivalents	(1,698,826)	59,128

Cash and cash equivalents, beginning of period	2,446,538	921,367

Cash and cash equivalents, end of period	$747,712	$980,495

Supplemental information:
Non-cash financing:
Shares issued for financing services and financing expenses	$1,248	-
Shares issued for compensation	$45,000	-
Forgiveness of promissory note for subscription of common stock	$100,000	-
Cancellation of shares pursuant to non-achievement of milestone	$(2,500)	-
Cash interest paid	$36,507	$41,967

          See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

1.	Description of business and future operations:
Braintech, Inc. (the “Company”) together with its wholly owned subsidiaries develops advanced software for the vision guidance of robotic and other systems.

These condensed consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  The Company’s operations have resulted in losses of $3,088,503 for the six months ended June 30, 2009, an accumulated deficit of $40,517,500 at June 30, 2009 and a working capital deficiency of $4,511,127 at June 30, 2009.  Operations to date have been primarily financed by sales to one major customer and equity and debt transactions.  During the six months ended June 30, 2009, the Company has generated approximately 55% of its revenues from a new customer and approximately 45% from the recognition of previously deferred revenue pursuant to its Exclusive Global Channel Partner Agreement with ABB Inc. (“ABB”) which expired in accordance with its terms on December 31, 2008.  For the six months ended June 30, 2008, 100% of sales revenue was generated from ABB.  The Company estimates that without further funding or new revenue, it will be unable to repay its loan from the Royal Bank of Canada on its maturity date of September 9, 2009.  The Company has signed a non-binding term sheet with Silicon Valley Bank (“SVB”) for a new $3,000,000 credit facility, but there is no guarantee that the Company will be able to negotiate and sign definitive credit agreements with SVB.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is currently in negotiations with SVB, other banks have offered term sheets to the Company, and the Company is actively pursuing new sales contracts. However, there can be no assurances that appropriate financing with favorable economic terms will be available as required or that the Company will be able to sell its products and services to new customers on terms satisfactory to the Company.

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

Six months ended June 30, 2009 and 2008

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

2.	Basis of presentation (continued):
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
As the effect of all outstanding stock options (note 7) and share purchase warrants (note 8) is anti-dilutive, diluted loss per share equals basic loss per share.

The number of shares used to calculate loss per share for the six month periods ended June 30, 2009 and 2008 was reduced by 300,000 shares in each year for shares issued and held by the Company.  The number of shares used to calculate loss per share for the three month and six month periods ended June 30, 2009 was reduced by 9,250,000 shares (2008 – 6,750,000 shares) for shares issued and held in escrow pending completion of performance milestones (note 6(b)) or other escrow restrictions.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

2.	Basis of presentation (continued):
	(h)	Recent accounting pronouncements:

Effective April 1, we adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued - August 12, 2009 the filing time and date of our second-quarter 2009 Quarterly Report on Form 10-Q.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods. All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009.  The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of adoption of SFAS 168 but does not expect adoption to have a material impact on results of operations, cash flows or financial position.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

3.	Shafi acquisition:

On August 12, 2008, in a stock for stock transaction, the Company acquired 100% of the outstanding shares of Shafi, Inc. and 80% of the shares of Shafi Innovation, Inc. (together “SI”) from Adil Shafi.  Consideration for the purchase was 3,000,000 shares of the common stock of Braintech, Inc. at a fair value of $0.33 per share (the “Closing Purchase Shares”) issued at the closing of the acquisition and 1,000,000 shares of Braintech, Inc. common stock to be issued quarterly over the next 12 months upon the achievement of specific performance criteria.

Prior to the completion of the purchase transaction, on June 5, 2008, the Company advanced $100,000 to SI to meet its working capital needs.  This advance was secured by all of the assets of SI, and was documented and secured at the SI closing by a demand promissory note bearing an annual interest rate of 2.54%.

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

The acquisition was accounted for under the purchase method.  The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired net of the debt Adil Shafi personally assumed as of August 12, 2008.

	Intangible assets of Shafi Inc.	$1,090,000
	Goodwill of Shafi Inc.	900,000
	Due to Braintech, Inc.	(100,000)
	Current liabilities of Shafi Inc.	(900,000)

	Net assets acquired of Shafi Inc.	$990,000
	Consideration: 3,000,000 shares of common stock issued	$990,000

Of the $1,090,000 of acquired intangible assets, $500,000 was assigned to branding and the SI customer base and contacts and $590,000 was assigned to the purchased technology.  The $900,000 of goodwill was assigned to the estimated value of future net revenues.  At December 31, 2008, management believed that significant uncertainty existed as to the value of the SI intangible assets and goodwill, and accordingly, an impairment charge of $1,990,000 was recorded.

As part of the SI acquisition, the parties agreed that any current liabilities of SI in excess of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or SI.  As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000.  Through June 30, 2009, Braintech, Inc. had advanced additional funds to Shafi thereby allowing SI to repay $103,882 of the $900,000 in current liabilities.

Included in accounts payable is the amount of $796,118 of SI current liabilities, which is non-recourse to the Company.

On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of SI and for damages. On April 22, 2009, Adil Shafi filed a First Amended Counterclaim asserting eight causes of action against the Company and its CEO, Frederick Weidinger.  The Company believes that Adil Shafi’s claims are groundless both as to the Company and to Mr. Weidinger.  In a letter dated May 7, 2009, the law firm representing the Company and Mr. Weidinger advised Adil Shafi and his counsel that Adil Shafi added Mr. Weidinger as a third-party defendant solely for improper purposes, and demanded that Adil Shafi dismiss the Weidinger claims within 21 days.  Mr. Weidinger has not benefited in any way from the SI transaction, nor acted improperly in any way with respect to the SI transaction.  On July 22, 2009, Adil Shafi filed a Second Amended Counterclaim asserting fewer causes of action against the Company and its CEO.  While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined.  This matter is subject to inherent uncertainties and management’s view may change in the future.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

4.	Deferred revenue:
		Six Months Ended June 30,
		2009	2008
	Balance, beginning of period	$1,260,510	$622,971
	Revenue invoiced and deferred for future recognition	8,051	361,255
	Previously deferred revenue recognized in current period	(43,230)	(62,598)
	Balance, end of period	$1,225,331	$921,628

5.	Bank loan and loan guarantee:

In October 2006 the Company obtained a $2,473,000 bank loan (“2006 RBC Loan Agreement”) from Royal Bank of Canada (“RBC”) and used the proceeds to redeem all of its previously outstanding secured convertible debentures.  RBC was granted a security interest in all of the Company’s personal and intangible property, including intellectual property.  As additional security, RBC required standby letters of credit securing the full amount of the loan. Certain accredited investors (the “LC Providers”) provided the letters of credit as financing to the bank in order to enable the loan. Our CEO is the provider of the largest letter of credit and is the Managing Member of the LC Providers.  The LC Providers were granted a security interest in all of the Company’s personal and intangible property, including intellectual property.  The LC Providers’ security interest is second only to RBC’s security interest.  In the event the Company defaults on the loan and the letters of credit are called by RBC, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding letters of credit.  In the event that the letters of credit are drawn down by RBC or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors.  The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company.  In any case where the letters of credit are drawn by RBC to any level, the Company will immediately appoint the Managing Member as the manager of the Company’s assets with full power under the LC Providers’ general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.  In 2009, the Managing Member formed a committee of LC Providers (“LC Providers Committee”) to assist him in his role as Managing Member of the LC Providers.  Current members of the LC Provider Committee are Frederick Weidinger (our CEO and largest shareholder), Kenneth Brooks (a shareholder) and David Baird (a shareholder).  The LC Provider Committee operates by unanimous vote.

On September 17, 2008, the Company entered into a letter agreement with RBC dated July 29, 2008 (the “2008 RBC Loan Agreement”).  The 2008 RBC Loan Agreement provided for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and superseded and canceled the 2006 RBC Loan Agreement.  The term loan was repayable in equal monthly installments of $108,208 principal plus monthly accrued interest.  The maturity date of the term loan was July 11, 2009.  Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

On July 29, 2009, the Company entered into a letter agreement with the Royal Bank of Canada dated July 11, 2009 (the “2009 RBC Loan Agreement”).  The 2009 RBC Loan Agreement provides for a $1,506,000 non-revolving term loan and supersedes and cancels the 2008 RBC Loan Agreement.  The term loan is repayable in equal monthly installments of $50,000 principal plus monthly accrued interest.  The maturity date for the term loan is September 9, 2009.  The respective security interests of RBC and the LC Providers remain in place as described above.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

6.	Common stock:
	(a)	During the six month period ended June 30, 2009, common shares were issued as follows:

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

On March 12, 2009, the Company issued 1,750,000 shares of Bonus Stock (note 6(b)) at a purchase price of $0.01 per shares in accordance with the terms of an employment agreement with an officer of the Company. These shares are being held in escrow pending completion of five individual performance milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.09 per share being the excess of the fair value of the common stock over the purchase price. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

On April 27, 2009, the Company issued 1,500,000 shares of Bonus Stock and placed those shares in escrow with the Company’s transfer agent.  The shares were issued as security for monthly payments of $5,000 each totaling $150,000 over a 30 month period due under the terms of a Consultancy Agreement.  The shares will be returned to the Company in 50,000 share increments as the monthly payments are made.  If the Company fails to make a monthly payment, 100,000 will be released from escrow to the Consultant.

On May 4, 2009, 250,000 shares of Bonus Stock were returned to the Company and cancelled in accordance with the terms of a retainer agreement for legal services dated May 4, 2009.

On June 12, 2009, the Company issued 500,000 shares of Bonus Stock as compensation pursuant to the terms of a retainer agreement for legal services dated May 4, 2009.  The Company recorded the fair value of the shares ($45,000) as consulting fees.

On June 16, 2009, effective as of January 1, 2009, the Company entered into a new Employment and Retention Agreement (the “Agreement”) with the Company’s CEO, Frederick Weidinger.  The Agreement provides for the issuance of up to 13,000,000 shares of restricted common stock upon the achievement of certain identifiable milestones.

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

As of June 30, 2009, 15,250,000 shares of Bonus Stock (December 31, 2008 – 11,750,000 shares) have been issued, of which 5,750,000 shares (December 31, 2008 – 5,250,000 shares) have been released from escrow upon the achievement of performance milestones and 9,500,000 shares (December 31, 2008 – 6,500,000 shares) remain in escrow pending the completion of performance milestones.

By letter dated August 5, 2009, the Company informed its CEO, Frederick Weidinger, that certain identifiable milestones documented in the Executive Employment Agreement dated as of October 22, 2007 had not been achieved and, as such, 3,000,000 shares of Bonus Stock were being returned to the Transfer Agent for cancellation.

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

7.	Stock options:

The Company reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan, 2,500,000 common shares pursuant to the 2003 Stock Option Plan, and 10,000,000 common shares pursuant to the 2007 Stock Option Plan.  As of June 30, 2009, 724,000 stock options are unallocated and remain available pursuant to the 2000 Stock Option Plan, 1,523,000 stock options are unallocated and remain available pursuant to the 2003 Stock option Plan, and 5,415,000 stock options are unallocated and remain available pursuant to the 2007 Stock Option Plan.  The Company’s board of directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 plan and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 plans.  The Company’s board of directors has granted the CEO authority to grant awards pursuant to the 2000 Stock Option Plan, 2003 Stock Option Plan and 2007 Stock Option Plan.

The Company also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 6(b)).  As of June 30, 2009 3,785,000 stock options are unallocated and remain available pursuant to the Bonus Plan.  The Company’s Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

The weighted average fair value of stock options granted during the six months ended June 30, 2009 was $0.10 per option (2008 - $0.29 per option).  The fair value of each option grant is estimated on the date of grant using the Black-Sholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

Six Months Ended
June 30, 2009		June 30, 2008
Expected life (years)	2.33	2.00
Risk free interest rate	1.02%	1.80%
Expected volatility	247%	179%
Dividend yield	0%	0%
Expected forfeitures	0%	0%

The Company recorded stock-based compensation related to stock options of $182,896 for the six months ended June 30, 2009 (2008 - $188,319).  As of June 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $178,680 (2008 - $599,591) and will be recognized over an estimated weighted average amortization period of 1.09 years (2008 – 1.19 years).

A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	average
	of shares	exercise price

Balance, December 31, 2008	14,267,000	$0.40
Options granted	1,140,000	$0.11
Options exercised	-	-
Vested options expired	(2,960,000)	$0.46
Unvested options forfeited	-	-

Balance, June 30, 2009	12,447,000	$0.36
Of those outstanding at June 30, 2009, 10,347,000 are exercisable (December 31, 2008 – 12,092,000), having a weighted average exercise price of $0.40 per share (December 31, 2008 - $0.43 per share).
The outstanding options as of June 30, 2009 have a weighted average remaining contractual life of 3.31 years (December 31, 2008 – 3.55 years).

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

8.	Share purchase warrants:

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

	A summary of the Company’s share purchase warrant activity is as follows:
		Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

	Balance, December 31, 2008	35,521,179	$ 0.33	3.56
	Warrants granted	-	-	-
	Warrants expired	(602,693)	0.29	-
	Warrants exercised	-	-	-
	Warrants cancelled (note 6)	(100,000)	0.30	-

	Balance, June 30, 2009	34,818,486	$ 0.33	2.64

	Of the warrants outstanding as of June 30, 2009, 8,011,324 are held by the Company’s former CEO and 7,411,250 are held by the Company’s current CEO.

9.	Commitments:
	The Company has obligations under operating lease arrangements that require the following minimum annual payments:

	Year ending December 31:
	2009		88,279
	2010		140,834
	2011		81,734
	2012		62,310
	2013		54,925
	2014		33,687
				$461,769

BRAINTECH, INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Six months ended June 30, 2009 and 2008

9.	Commitments (continued):

Effective April 1, 2009, the Company vacated its North Vancouver leased office premises and ceased making the monthly rent payments.  The Company has been in communications with the landlord and the landlord has informed the Company that it reserves the right to seek remedies that are available under the lease.  The lease expires in November 2012, with the remaining amounts payable under the terms of the lease agreement aggregating approximately $495,000.  The discounted present value of these payments, estimated to be $420,000, is recorded as a lease termination expense during the quarter ended June 30, 2009.

10.	Contingencies:

On February 13, 2009 two former employees, released as part of a reduction in work force by Braintech Canada, Inc., after receiving full salary pay, statutory severance payments, time-bank payments, accrued vacation payments and signing full releases, instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement.  Each claim is for $25,000 (Canadian).  The Company disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend these actions.  Management believes that any potential loss associated with these matters is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On July 16, 2009 a former employee, released as part of a reduction in work force by Braintech Canada, Inc., instituted a claim in the Provincial Court of British Columbia (small claims court) for common law entitlement.  The claim is for $25,000 (Canadian).  The Company disputes the plaintiff’s claims and believes that it has meritorious defenses and intends to vigorously defend these actions.  Management believes that any potential loss associated with this matter is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

11.	Financial instruments:
Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and bank loan. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s bank loan consists of its revolving credit facility. The carrying value of the revolving credit facility approximates fair value as the interest rate fluctuates with market conditions.

12.	Subsequent events:
Subsequent events have been evaluated through August 12, 2009, the date these financial statements were issued. The events requiring disclosure have been described in notes 1, 5 and 10.

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

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements throughout this report and the documents we have incorporated by reference.  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.  Our independent registered public accounting firm has issued an opinion on our consolidated financial statements for the years ended December 31, 2008 and 2007 that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, particularly the risk of foreclosure as we approach the September 9, 2009 maturity date of our loan with Royal Bank of Canada, and other disclosures including without limitation the disclosures made under the caption “Management Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included in our annual report filed on Form 10-K for the year ended December 31, 2008 and the disclosures under the heading “Risk Factors” in this Quarterly Report and in the Form 10-K as well as other reports and filings we make with the Securities and Exchange Commission.

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

During the first half of 2009 approximately 55% of our revenue was generated from new customers and approximately 45% from the recognition of deferred revenue associated with honoring warranty obligations pursuant to our contract with ABB.  Our long-term exclusive contract with ABB expired on December 31, 2008.  Since his appointment in November 2007, our current CEO has developed and implemented a new business plan that redefines the Company’s markets, in order to better utilize its technology and to create operating leverage. His management has refocused the Company’s efforts from a pure research and development company in Vancouver, British Columbia with one customer in one niche market to an operating company driven by marketing, sales and business development in several vertical markets with a focus on the commercialization of our technology among a broad spectrum of machine vision potential customers including the United States Government. Our new mission is to “touch the customer” by establishing relationships with potential customers in order to better understand their problems and solve them more efficiently. To that end, the Company recently opened new offices in McLean, Virginia  and Pontiac, Michigan to focus on developing new business in the government and industrial markets.  The Company is also considering the transition to a recurring revenue license model and is seeking a robotics-oriented integrator or “OEM” for such purpose.

Throughout 2008 and 2009 we have been focused on finding new customers for our products and technology.  The progressively worsening economic environment during this time period, particularly in the auto industry, has created an extremely difficult environment.  Potential customers’ lack of capital budgets and the extended sales cycle in both the industrial and government markets have negatively impacted the Company’s sales and associated cash flow.  In addition, new markets have been difficult to penetrate, particularly for a company with resources as limited as ours.

We are beginning to see signs of customer acceptance for our products and technology.  For example, major automotive companies are expressing strong interest in our software, particularly our patented Random Bin Picking® technology, which we believe is revolutionary.  Our software, traditionally associated only with ABB in the marketplace, now works with all major robot manufacturers.  The Company has successfully integrated its software into seven different robot controllers representing five different robot manufacturers.  We recently launched our Integrator Partner Program, and already 12 integrators have signed up.  In the first quarter, we received our first purchase order from one of these integrators, which although small, resulted in Honda Motors using our software.  The Office of Naval Research has announced that Braintech is part of the winning team for its Automated Weapons Assembly project.  Our BAE-led team beat General Dynamics and Foster-Miller in that competition.  We expect to receive the subcontract for that work during the third quarter.

In spite of these promising signs, the financial environment has been as difficult as the sales environment, and our loan with Royal Bank of Canada (“RBC”), which is payable in full on September 9, 2009, poses an enormous risk to investors.  This loan has an outstanding balance of approximately $1.5 million as of August 4, 2009.  While we are in good standing and have made all payments to date under this loan, we do not have the resources to pay this loan in full on September 9, 2009.  As we approach this September 9, 2009 maturity date for our RBC loan, we are continuing our relentless sales efforts, we implemented a cost reduction program, we have downsized our personnel through layoffs and reduction of consultants, we obtained an extension of the maturity date of the RBC loan to September 9, 2009, and we are exploring other sources of financing, but there is no guarantee that we will be successful.  Unless RBC agrees to extend the maturity date or refinance the loan, or we obtain debt or equity financing from another source sufficient to pay this loan, RBC and/or the LC Providers may foreclose and investors will lose their entire investment.

On July 27, 2009 we signed a non-binding term sheet with the Silicon Valley Bank for a new $3,000,000 credit facility.  If completed, the term facility will consist of two parts.  The first part is a $2,200,000 term loan which will be interest only for 18 months from closing, and will then convert to an 18 month term loan, with final maturity 36 months from closing.  The term loan will be secured by $2,200,000 in certificates of deposit or letters of credit supplied by up to six parties.  The second part of the credit facility will be an $800,000 credit line to be secured by our accounts receivable.  The credit line will mature 18 months from closing.  We intend to negotiate and sign definitive agreements with the Silicon Valley Bank over the next four weeks to close the credit facility, but there is no guarantee that we will be able to do so.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the six month period ended June 30, 2009 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.  For a discussion of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Sales	Three Months Ended
	June 30	June 30%
	2009	2008	Change

	$68,176	$1,100,406	(91.4%)

Our decrease in sales year over year is attributable to the expiration of the ABB Exclusive Global Channel Partner Agreement.  During the three month period ended June 30, 2008, we invoiced $1,251,243 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $184,690 for future recognition in accordance with SOP 97-2.  We also recorded $1,503 for engineering and other services and $32,349 of previously deferred revenue.  During the three month period ended June 30, 2009, we invoiced $58,910 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $8,051 for future recognition.  We also recorded $17,317 of previously deferred revenue.

Research and Development Expenses	Three Months Ended
	June 30	June 30%
	2009	2008	Change

	$160,116	$137,967	16.1%

Effective April 1, 2009, we vacated our North Vancouver research and development facility and transferred all of our research and development activities to our offices in McLean, Virginia and Pontiac, Michigan.  Research and development expenditures increased $22,149, or 16.1%, from $137,967 for the three month period ended June 30, 2008, to $160,116 for the three month period ended June 30, 2009.  We accrued a Precarn funding grant of $69,963 during the three month period ended June 30, 2008 compared to nil for the three month period ended June 30, 2009.  Adding back these amounts indicates that actual expenditures on research and development decreased $44,814 from $204,930 for the three month period ended June 30, 2008 to $160,116 for the three month period ended June 30, 2009.  The decrease was mainly due to a reduction of research and development personnel on the closing of the North Vancouver office and the opening of the Pontiac, Michigan and McLean, Virginia offices.  A reduction in stock option expense also contributed to the decrease in research and development expenditures.  During the three month period ended June 30, 2008 we incurred $9,792 in stock option expense compared to nil for the three month period ended June 30, 2009.

Selling, General and Administrative Expenses	Three Months Ended
	June 30	June 30%
	2009	2008	Change

	$1,755,149	$2,150,300	(18.4)%

Selling, general and administrative (SG&A) expenses decreased $395,151, or 18.4%, from $2,150,300 for the three month period ended June 30, 2008, to $1,755,149 for the three month period ended June 30, 2009.  A stock based compensation expense of $1,290,000 arising from the issuance of our common stock upon the achievement of certain milestones was recorded during the three month period ended June 30, 2008.  No similar expense was recorded in the three month period ended June 30, 2009.  Stock option expense decreased $12,432 from $90,480 for the three month period ended June 30, 2008 to $78,048 for the three month period ended June 30, 2009.  Wages and benefits increased $491,972 from $361,924 to $853,896 resulting from an increase in our administration and sales staff from the opening of our offices in McLean, Virginia and Pontiac, Michigan and from accruing a bonus of $90,300 payable to our CEO, payment of which he has voluntarily postponed.  Professional fees increased $53,483 from $169,968 for the three month period ended June 30, 2008 to $223,451 for the three month period ended June 30, 2009.  The increase in professional fees resulted from an increase in litigation and legal fees of $70,954, an increase in accounting fees of $11,459 and a decrease in patent fees of $28,930.  Trade show and marketing expenses decreased $39,799 from $83,040 to $43,241, and office and miscellaneous expenses decreased $18,375 from $154,888 to $136,513.  During the three month period ended June 30, 2009, we recorded a lease termination expense of $420,000; calculated as the discounted presented value of the remaining lease payments due under the North Vancouver office lease.

Interest and Financing Expenses	Three Months Ended
	June 30	June 30%
	2009	2008	Change

	$23,104	$21,649	6.7%

Interest and financing expenses increased $1,455, or 6.7% from $21,649 for the three month period ended June 30, 2008, to $23,104 for the three month period ended June 30, 2009.  The interest on the bank loan increased $3,451 from $16,065 for the three month period ended June 30, 2008, to $19,516 for the three month period ended June 30, 2009.  The increase was mainly due to the increase in the principal amount of the bank loan as a result of an advance of $1,207,163 received on July 29, 2008 and due to a slight reduction in the interest rate.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Sales	Six Months Ended
	June 30	June 30%
	2009	2008	Change

	$94,089	$2,206,370	(95.7%)

Our decrease in sales year over year is attributable to the expiration of the ABB Exclusive Global Channel Partner Agreement.  During the six month period ended June 30, 2008, we invoiced $2,498,243 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $361,255 for future recognition in accordance with SOP 97-2.  We also recorded $6,785 for engineering and other services and $62,597 of previously deferred revenue.  During the six month period ended June 30, 2009, we invoiced $58,910 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $8,051 for future recognition.  We also recorded $43,230 of previously deferred revenue.

Research and Development Expenses	Six Months Ended
	June 30	June 30%
	2009	2008	Change

	$321,118	$313,099	2.6%

Effective April 1, 2009, we vacated our North Vancouver research and development facility and transferred all of our research and development activities to our offices in McLean, Virginia and Pontiac, Michigan.  Research and development expenditures increased $8,019, or 2.6%, from $313,099 for the six month period ended June 30, 2008, to $321,118 for the six month period ended June 30, 2009.  We accrued a Precarn funding grant of $108,486 during the six month period ended June 30, 2008 compared to a grant of $17,471 accrued during the six month period ended June 30, 2009.  Adding back these amounts indicates that actual expenditures on research and development decreased $82,996 from $421,585 for the six month period ended June 30, 2008 to $338,589 for the six month period ended June 30, 2009.  The decrease was mainly due to a reduction of research and development personnel on the closing of the North Vancouver office and the opening of the Pontiac, Michigan and McLean, Virginia offices.  A reduction in stock option expense also contributed to the decrease in research and development expenditures.  During the six month period ended June 30, 2008 we incurred $19,583 in stock option expense compared to nil for the six month period ended June 30, 2009.

Selling, General and Administrative Expenses	Six Months Ended
	June 30	June 30%
	2009	2008	Change

	$2,779,027	$2,967,853	(6.4%)

Selling, general and administrative (SG&A) expenses decreased $188,826, or 6.4%, from $2,967,853 for the six month period ended June 30, 2008, to $2,779,027 for the six month period ended June 30, 2009.  A stock based compensation expense of $1,290,000 arising from the issuance of shares of our common stock upon the achievement of certain milestones was recorded in the six month period ended June 30, 2008.  No similar expense was recorded in the three month period ended June 30, 2009.  Stock option expense increased $14,160 from $168,736 for the six month period ended June 30, 2008 to $182,896 for the six month period ended June 30, 2009.  Wages and benefits increased $670,670 from $732,128 to $1,402,798 resulting from an increase in our administration and sales staff from the opening of our offices in McLean, Virginia and Pontiac, Michigan and from accruing a bonus of $90,300 payable to our CEO, payment of which he has voluntarily postponed.  Professional fees increased $52,005 from $271,513 for the six month period ended June 30, 2008 to $323,518 for the six month period ended June 30, 2009.  The increase in professional fees resulted from an increase in litigation and legal fees of $84,489, an increase in accounting fees of $5,456 and a decrease in Patent fees of $37,940.  Trade show and marketing expenses decreased $78,571 from $198,422 to $119,851, and office and miscellaneous expenses increased $22,910 from $307,054 to $329,964.  During the six month period ended June 30, 2009, we recorded a lease termination expense of $420,000; calculated as the discounted present value of the remaining lease payments due under the North Vancouver office lease.

Interest and Financing Expenses	Six Months Ended
	June 30	June 30%
	2009	2008	Change

	$46,147	$53,505	(13.8%)

Interest and financing expenses decreased $7,358, or 6.7% from $53,505 for the six month period ended June 30, 2008, to $46,147 for the six month period ended June 30, 2009.  The interest on the bank loan decreased $1,362 from $41,967 for the six month period ended June 30, 2008, to $40,605 for the six month period ended June 30, 2009.  The decrease was mainly due to the increase in the principal amount of the bank loan as a result of an advance of $1,207,163 received on July 29, 2008 and due to a reduction in the interest rate.

Liquidity and Capital Resources

Cash Flows

During the six month period ended June 30, 2009 we financed our research and development activities, our selling, general and administrative activities, our investment in fixed assets, and the repayment of our bank loan using cash provided from cash reserves.  At June 30, 2009 we had cash and cash equivalents of $747,712, a decrease of $1,698,826 from cash and cash equivalents of $2,446,538 at December 31, 2008.

Operating activities used cash of $1,082,108 for the six month period ended June 30, 2009 and provided cash of $737,722 for the six month period ended June 30, 2008.  Cash used by operating activities during the six month period ended June 30, 2009 resulted from a net loss of $3,088,503, a decrease in deferred revenue of $35,179, offset by non-cash amortization expenses of $17,071, non-cash loss on disposition of fixed assets of $2,316, non-cash stock option expenses of $182,896, non-cash compensation for services rendered of $46,248, a decrease in current assets of $1,176,126, and an increase in current liabilities of $519,417.

Investing activities used cash of $29,830 during the six month period ended June 30, 2009 and $18,594 during the six month period ended June 30, 2008 for the purchase of fixed assets.

During the six month period ended June 30, 2009, financing activities provided cash of $17,500 as a result of capital stock transactions and used cash of $604,388 for repayment of the bank loan.  During the six month period ended June 30, 2008 financing activities used cash of $660,000 for repayment of the bank loan.

As previously stated, our loan with Royal Bank of Canada (“RBC”), which is payable in full on September 9, 2009, poses an enormous risk to investors.  This loan has an outstanding balance of approximately $1.5 million as of August 4, 2009.  We do not have the resources to pay off this loan.  As we approach this September 9, 2009 maturity date for our RBC loan, we are continuing our relentless sales efforts while sharply cutting costs, and exploring other sources of financing, but there is no guarantee that we will be successful.  Unless we obtain debt or equity financing from another source sufficient to pay this loan, we will default on our loan, RBC and/or the LC Providers may foreclose, and investors will lose their entire investment.

Also as previously stated, on July 27, 2009 we signed a non-binding term sheet with the Silicon Valley Bank for a new $3,000,000 credit facility.  If completed, the term facility will consist of two parts.  The first part is a $2,200,000 term loan which will be interest only for 18 months from closing, and will then convert to an 18 month term loan, with final maturity 36 months from closing.  The term loan will be secured by $2,200,000 in certificates of deposit or letters of credit supplied by up to six parties.  The second part of the credit facility will be an $800,000 credit line to be secured by our accounts receivable.  The credit line will mature 18 months from closing.  We intend to negotiate and sign definitive agreements with the Silicon Valley Bank over the next four weeks to close the credit facility, but there is no guarantee that we will be able to do so.

Bank Loan and Loan Guarantee

In October 2006 the Company obtained a $2,473,000 bank loan (“2006 RBC Loan Agreement”) from Royal Bank of Canada (“RBC”) and used the proceeds to redeem all of its previously outstanding secured convertible debentures.  RBC was granted a security interest in all of the Company’s personal and intangible property, including intellectual property.  As additional security, RBC required standby letters of credit securing the full amount of the loan. Certain accredited investors (the “LC Providers”) provided the letters of credit as financing to the bank in order to enable the loan. Our CEO is the provider of the largest letter of credit and is the Managing Member of the LC Providers.  The LC Providers were granted a security interest in all of the Company’s personal and intangible property, including intellectual property.  The LC Providers’ security interest is second only to RBC’s security interest.  In the event the Company defaults on the loan and the letters of credit are called by RBC, the Company will pay 10% annual interest to the LC Providers for the balance of the outstanding letters of credit.  In the event that the letters of credit are drawn down by RBC or upon any other specified default by the Company, the Company will then require and accept the resignations of the then current directors of the Company and appoint the LC Providers as member of a new Board of Directors.  The Board of Directors will immediately decide upon and approve appropriate compensation for the Managing Member and decide upon the management of the Company.  In any case where the letters of credit are drawn by RBC to any level, the Company will immediately appoint the Managing Member as the manager of the Company’s assets with full power under the LC Providers’ general security agreement with the Company to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.  In 2009, the Managing Member formed a committee of LC Providers (“LC Providers Committee”) to assist him in his role as Managing Member of the LC Providers.  Current members of the LC Provider Committee are Frederick Weidinger (our CEO and largest shareholder), Kenneth Brooks (a shareholder) and David Baird (a shareholder).  The LC Provider Committee operates by unanimous vote.

On September 17, 2008, the Company entered into a letter agreement with RBC dated July 29, 2008 (the “2008 RBC Loan Agreement”).  The 2008 RBC Loan Agreement provided for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and superseded and canceled the 2006 RBC Loan Agreement.  The term loan was repayable in equal monthly installments of $108,208 principal plus monthly accrued interest.  The maturity date of the term loan was July 11, 2009.  Interest is calculated at the floating 30 day LIBOR rate plus 1.50%.

On July 29, 2009, the Company entered into a letter agreement with the Royal Bank of Canada dated July 11, 2009 (the “2009 RBC Loan Agreement”).  The 2009 RBC Loan Agreement provides for a $1,506,000 non-revolving term loan and supersedes and cancels the 2008 RBC Loan Agreement.  The term loan is repayable in equal monthly installments of $50,000 principal plus monthly accrued interest.  The maturity date for the term loan is September 9, 2009.  The respective security interests of RBC and the LC Providers remain in place as described above.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of adoption of SFAS 168 but does not expect adoption to have a material impact on results of operations, cash flows or financial position.

During the first two quarters of fiscal 2009, we adopted the following accounting standards:

Effective April 1, we adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued - the filing time and date of our second-quarter 2009 Quarterly Report on Form 10-Q.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods. All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009.  The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  The Company is a smaller reporting company, and smaller reporting companies are not required to file the quantitative and qualitative disclosures about market risk.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, the Company’s principal executive officer and the Company’s principal financial and accounting officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

As previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2009, the Babak Habibi lawsuit was settled.

On February 13, 2009 two former employees, released as part of a reduction in work force by Braintech Canada, Inc., after receiving full salary pay, statutory severance payments, time-bank payments, accrued vacation payments and signing full releases, instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement.  Each claim is for $25,000 (Canadian).  The Company disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend these actions.  Management believes that any potential loss associated with the above matters is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

On February 6, 2009, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovation, Inc. (collectively, “SI”) and for damages. On April 22, 2009, Adil Shafi filed a First Amended Counterclaim asserting eight causes of action against the Company and its CEO, Frederick Weidinger.  The Company believes that Adil Shafi’s claims are groundless both as to the Company and to Mr. Weidinger.  In a letter dated May 7, 2009, the law firm representing the Company and Mr. Weidinger advised Adil Shafi and his counsel that Adil Shafi added Mr. Weidinger as a third-party defendant solely for improper purposes, and demanded that Adil Shafi dismiss the Weidinger claims within 21 days.  Mr. Weidinger has not benefited in any way from the SI transaction, nor acted improperly in any way with respect to the SI transaction.  On July 22, 2009, Adil Shafi filed a Second Amended Counterclaim asserting fewer causes of action against the Company and its CEO.  While the Company has initiated this action and is vigorously pursuing it, the final outcome, which the Company believes will be favorable, cannot now be determined.  This matter is subject to inherent uncertainties and management’s view may change in the future.

On July 16, 2009 a former employee, released as part of a reduction in work force by Braintech Canada, Inc., instituted a claim in the Provincial Court of British Columbia (small claims court) for common law entitlement.  The claim is for $25,000 (Canadian).  The Company disputes the plaintiff’s claims and believes that it has meritorious defenses and intends to vigorously defend these actions.  Management believes that any potential loss associated with this matter is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

No amounts have been accrued with respect to the above outstanding legal proceedings.

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

We may not be able to renew our Bank Loan with the Royal Bank of Canada (“RBC”), which is payable in full on September 9, 2009.  Our inability to renew our loan with RBC or someone else will trigger a default under the RBC Loan Agreement.

As of June 30, 2009 the Company had a balance of $1,499,988 outstanding on a bank loan of $2,473,000 dated July 29, 2008 and maturing July 11, 2009 from RBC (the “RBC Loan”).  By agreement effective July 11, 2009, the RBC Loan was extended to September 9, 2009.  A general security agreement covering all of the Company’s personal and intangible property, including intellectual property, has been pledged as collateral. Standby letters of credit securing the full amount of the RBC Loan provided by certain accredited investors (the “LC Providers”) were required by the bank in order to enable the RBC Loan, and the LC Providers also have a general security agreement covering all of the Company’s assets.  If we are unable to renew the RBC Loan or refinance the loan with another institution, investors will lose their entire investment.

If we are not able to renew the RBC Loan or refinance it elsewhere, RBC may call on certain standby letters of credit securing the loan triggering a default under the LC Providers’ security agreement with the Company which could result in investors losing their entire investment in the Company.

A security agreement, which is subordinate to the security agreement of RBC, covering all of the Company’s personal and intangible property, including intellectual property, was pledged as security to the LC Providers.  In the event the Company defaults on the RBC Loan and the standby letters of credit are called by RBC, the Managing Member of the LC Provider group has full power to take such action as is necessary to recover the amounts due to the LC Providers and manage the business and affairs of the Company, in the best overall interests of the LC Providers.  Our CEO, who is our largest shareholder, is also the provider of the largest letter of credit and is the Managing Member of the LC Providers.  His interests and the interests of the other LC Providers may conflict with the interests of the other holders of Braintech’s common stock. The Managing Member has formed a committee of LC Providers (“LC Providers Committee”) to assist him in his role as Managing Member of the LC Providers.  Current members of the LC Provider Committee are Frederick Weidinger (our CEO and largest shareholder), Kenneth Brooks (a shareholder) and David Baird (a shareholder).  The LC Provider Committee operates by unanimous vote.  Investors may lose their entire investment if RBC draws on the standby letters of credit.

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

We have generated only approximately $12.7 million in revenues since the inception of our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to June 30, 2009 was approximately $40.5 million. We had cash in the amount of $747,712 as of June 30, 2009. We estimate that without further funding or new revenue, our cash resources will be insufficient to repay our RBC loan on its maturity date of September 9, 2009. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report dated March 26, 2009 on our audited financial statements for the years ended December 31, 2008 and 2007.  If we are unable to continue as a going concern, investors may lose all of their investments in our Company.

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

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 60,412,245 are issued and outstanding as of August 4, 2009. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience significant dilution in their ownership of our Company in the future.

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

We may acquire companies in the future. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the technologies, products, personnel or operations of the acquired organizations, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. We cannot provide assurance that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. Moreover, we may become involved in legal disputes relating to acquisitions.  In connection with one or more of these transactions, we may:

•	issue additional equity securities that would dilute the ownership of our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur or assume debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of an acquired company or integrating diverse business cultures;

•	become involved in legal disputes; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

For example, in our acquisition of Shafi, the consideration we paid consisted of shares of our common stock, which diluted the ownership of our existing stockholders.  Moreover, we are currently in litigation to rescind the Shafi acquisition. See Item 1 of Part II of this Form 10-Q (“Legal Proceedings”) and note 3 to our financial statements.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 60,412,245 shares of common stock issued and outstanding as of August 4, 2009. On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of August 4, 2009, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Furthermore, in connection with the acquisition of Shafi, we issued shares of our common stock.  Any significant downward pressure on the price of our common stock as the selling stockholders under one or more registration statements sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

Not applicable

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

The following is an index of the exhibits included in this report or incorporated herein by reference.

Exhibits
Number	Exhibit
10.1(1)	Settlement Agreement between the Company and Babak Habibi dated as of April 18, 2009
10.2(2)	Consultancy Agreement between the Company and Babak Habibi dated as of April 18, 2009
10.3*	Credit Agreement between the Company and Royal Bank of Canada dated as of July 11, 2009.
10.4(3)	Security Agreement between the Company and Royal Bank of Canada dated as of March 27, 2009
10.5*	Security Agreement between the Company and providers of letters of credit dated as of June 22, 2009
10.6(4)	Employment and Retention Agreement between the Company and Rick Weidinger effective as of January 1, 2009.
10.7(5)	Amendment to Employment Agreement between the Company and Jerry Osborn dated as of July 1, 2009.
10.8(6)	Employment Agreement dated as of January 28, 2009 between the Company and Jerry Osborn
31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002
Exhibits filed herewith are designated with an asterisk (*)

(1)	Exhibit incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 23, 2009.
(2)	Exhibit incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 23, 2009.
(3)	Exhibit incorporated by reference to Exhibit 10.9 of Form 10-Q filed on May 15, 2009.
(4)	Exhibit incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 24, 2009.
(5)	Exhibit incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 31, 2009.
(6)	Exhibit incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 4, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 BRAINTECH, INC. (the Registrant)

Signature                                                                     Title                                                                                                  Date

/s/ Frederick Weidinger                                            Chief Executive Officer,                                                                August 12, 2009
Frederick Weidinger                                                 (Principal Executive Officer)

/s/ Edward A. White                                                 Treasurer,                                                                                        August 12, 2009
Edward A. White                                                      (Principal Financial and Accounting Officer)