Form 10-Q
period 2009-09-30
BRAINTECH INC
filed 2009-11-16
CIK 1015715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24911

BRAINTECH, INC.
(Name of small business issuer in its charter)

Nevada	98-0168932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 Tysons Boulevard
Suite 350
McLean, VA 22102
(Address of principal executive offices)
(703) 637-9780
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

As of November 12, 2009, there were 69,826,860 shares of the registrant’s common stock, par value $.001 per share, outstanding.

Braintech, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Each of the following items is contained in our Condensed Consolidated Financial Statements and form part of this quarterly report.

(i)	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008;

(ii)	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2008;

(iii)	Condensed Consolidated Statement of Stockholders’ Deficiency (unaudited) for the nine months ended September 30, 2009;

(iv)	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008; and

(v)	Notes to Condensed Consolidated Financial Statements (unaudited) for the nine months ended September 30, 2009 and 2008.

Condensed Consolidated Financial Statements
(Expressed in United States dollars)

BRAINTECH, INC.

Three and Nine months ended September 30, 2009 and 2008

(Unaudited – Prepared by Management)

BRAINTECH, INC.

Condensed Consolidated Balance Sheets
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	September 30, 2009	December 31, 2008

Assets (note 6)

Current assets:
Cash and cash equivalents	$169,756	$2,446,538
Restricted cash (note 6)	1,392,577	-
Accounts receivable	290,190	1,317,798
Inventory	4,242	13,705
Prepaid expenses	27,208	23,556
	1,883,973	3,801,597

Intangible assets and goodwill (note 3)	-	-

Fixed assets	52,045	50,743

	$1,936,018	$3,852,340

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$1,096,809	$1,048,205
Accrued liabilities (note 10)	1,651,985	1,184,583
Deferred revenue (note 4)	1,212,110	1,260,510
Due to related party (note 5)	139,914	-
Due to letter of credit providers (note 6)	1,391,253	-
Bank loan (note 6)	1,405,693	2,104,376
	6,897,764	5,597,674

Stockholders’ deficiency:
Common stock (note 7):
Authorized: 200,000,000 shares, with $0.001 par value
Issued: 69,606,104 shares	69,606	56,502
(December 31, 2008 – 56,502,245)
Additional paid-in capital	36,222,214	35,627,161
Accumulated deficit	(41,253,566)	(37,428,997)
	(4,961,746)	(1,745,334)

	$1,936,018	$3,852,340

Description of Business and Future Operations (note 1)
Commitments and Contingencies (notes 10 and 11)
See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Sales	$375,769	$3,581,679	$281,680	$1,375,309
Cost of sales	4,761	360,456	(461)	140,143

Gross margin	371,008	3,221,223	282,141	1,235,166

Operating expenses:
Research and development	476,677	402,739	145,361	89,640
Selling, general and administration	3,621,411	3,797,523	822,583	829,670
	4,098,088	4,200,262	967,944	919,310

Operating (loss)/income	(3,727,080)	(979,039)	(685,803)	315,856

Non-operating:
Interest income	1,263	673	25	209
Loss on disposition of fixed assets	(2,316)	(1,999)	-	(1,999)
Gain on settlement of debt	-	25,750	-	-
Interest and financing expenses
Interest on bank loan	(76,917)	(60,828)	(36,312)	(18,862)
Fair value of equity issued as
compensation to bank loan guarantors	-	(2,440,705)	-	(2,440,705)
Other financing expenses	(13,042)	(25,075)	(11,038)	(19,490)
Bank loan guarantee expenses	(6,477)	(18,469)	(2,938)	(12,514)
	(97,489)	(2,520,653)	(50,263)	(2,493,361)

Net loss and comprehensive loss for the period	$(3,824,569)	$(3,499,692)	$(736,066)	$(2,177,505)

Loss per share information:
Basic and diluted	$(0.07)	$(0.08)	$(0.01)	$(0.05)

Weighted average number of
Common shares outstanding	55,296,017	46,053,031	55,618,547	47,146,302

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Stockholders’ Deficiency
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Common stock				Total
	Number		Additional	Accumulated	stockholders
	of shares	Amount	paid-in capital	deficit	deficiency

Balance, December 31, 2008	56,502,245	$56,502	$35,627,161	$(37,428,997)	$(1,745,334)

Common stock transactions
(net of share issue costs)
Shares issued at $0.01 pursuant to
Bonus Stock Plan	14,750,000	14,750	132,750	-	147,500
Shares purchased for cancellation
pursuant to non-achievement
of performance milestones	(4,750,000)	(4,750)	(42,750)	-	(47,500)
Shares issued for services rendered	1,603,859	1,604	154,762	-	156,366
Shares issued and held in escrow
as security for payment	1,500,000	1,500	(1,500)	-	-
Release from escrow of 100,000 shares
held as security for payment			10,000	-	10,000
Forgiveness of promissory note for
subscription of common stock			100,000	-	100,000
Fair value of stock options expensed	-	-	241,791	-	241,791
Loss for the period	-	-	-	(3,824,569)	(3,824,569)

Balance, September 30, 2009	69,606,104	$69,606	$36,222,214	$(41,253,566)	$(4,961,746)

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

	Nine months ended September 30,
	2009	2008

Cash flows from operations:
Loss for the period	$(3,824,569)	$(3,499,692)
Items not involving cash:
Amortization	26,212	22,533
Loss on disposition of fixed assets	2,316	1,999
Fair value of warrants issued for services rendered	-	17,082
Fair value of shares issued for services rendered	166,366	-
Fair value of stock options expensed	241,791	282,267
Fair value of warrants and common shares issued
as compensation to loan guarantors	-	2,440,705
Fair value of shares earned pursuant to bonus stock plan	-	1,290,000
Forgiveness of promissory note for subscription of common stock	100,000	-
Cancellation of shares pursuant to non-achievement of milestone	(17,500)	-
Changes in non-cash operating working capital:
Accounts receivable	1,027,608	(378,843)
Inventory	9,463	(11,124)
Prepaid expenses	(3,652)	30,886
Accounts payable and accrued liabilities	516,006	200,257
Due to related party	139,914	(4,478)
Deferred leasehold inducements	-	(14,327)
Deferred revenue	(48,400)	480,072
Net cash (used in) provided by operations	(1,664,445)	857,337

Cash flows from investments:
Proceeds of disposition of fixed assets	-	5,161
Purchase of fixed assets	(29,830)	(22,762)
Net cash used in investments	(29,830)	(17,601)

Cash flows from financing:
Common shares issued, net of issue costs	147,500	-
Repurchase of bonus stock	(30,000)	-
Advances from letter of credit providers	1,391,253	-
Bank Loan advance	-	1,207,163
Repayment of bank loan	(698,683)	(855,000)
Restricted cash	(1,392,577)	-
Net cash (used in) provided by financing	(582,507)	352,163

(Decrease)/increase in cash, cash equivalents and restricted cash	(2,276,782)	1,191,899

Cash and cash equivalents, beginning of period	2,446,538	921,367

Cash and cash equivalents, end of period	$169,756	$2,113,266

Supplemental information:
Non-cash financing:
Warrants issued for services rendered	$-	17,082
Shares issued for financing services and financing expenses	$1,248	-
Shares issued for debt	$-	122,080
Shares and warrants issued to bank loan guarantors	$-	2,440,705
Shares issued for Shafi Inc. acquisition	$-	990,000
Shares issued for compensation	$156,366	-
Forgiveness of promissory note for subscription of common stock	$100,000	-
Release from escrow of shares held for security	10,000	-
Cancellation of shares pursuant to non-achievement of milestone	$(17,500)	-
Cash interest paid	$43,269	$60,828

See accompanying notes to condensed consolidated financial statements.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

1.  Description of business and future operations:

Braintech, Inc. (the “Company”) together with its wholly owned subsidiaries develops advanced software for the vision guidance of robotic and other systems.

These condensed consolidated financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  The Company’s operations have resulted in losses of $3,824,569 for the nine months ended September 30, 2009, an accumulated deficit of $41,253,566 at September 30, 2009 and a working capital deficiency of $5,013,791 at September 30, 2009.  Operations to date have been primarily financed by sales to one major customer, ABB, Inc. (“ABB”), pursuant to an agreement which expired December 31, 2008, and by equity and debt transactions.  During the nine months ended September 30, 2009, the Company generated approximately 85% of its revenues from new customers and approximately 15% from the recognition of previously deferred revenue from ABB.  For the nine months ended September 30, 2008, 98% of sales revenue was generated from ABB.  In the quarter ended September 30, 2009, the Company began to generate new revenue under a government subcontract.  The Company owes certain individuals (“LC Providers”) $1,464,267 plus interest as a result of their payment on the Company’s behalf of the Company’s former loan with the Royal Bank of Canada on October 6, 2009 (September 30, 2009 - $1,391,253).  One LC Provider has converted his debt to equity, and the Company, with a new $3,000,000 credit facility from Silicon Valley Bank (“SVB”), expects to pay off the other LC Providers in full during November 2009.  If the Company fails to pay the amounts due to the remaining LC Providers, the LC Providers could enforce their rights in default.  The Company is actively pursuing new sales contracts but there is a risk that the Company will not be able to generate sufficient revenue to cover its expenses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the new SVB credit facility, which is described greater detail in note 6 below, together with arrangements to settle outstanding debt with equity, will allow the Company to continue as a going concern for the immediate future.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

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

(d)	Stock based compensation:

The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

2.  Basis of presentation (continued):

(e)	Loss per share:

Loss per share is calculated based on the weighted average number of common shares outstanding during the period.

As the effect of all outstanding stock options (note 8) and share purchase warrants (note 9) is anti-dilutive, diluted loss per share equals basic loss per share.

The number of shares used to calculate loss per share for the three month and nine month periods ended September 30, 2009 and 2008 was reduced by 300,000 shares in each year for shares issued and held by the Company.  The number of shares used to calculate loss per share for the three month and nine month periods ended September 30, 2009 was reduced by 17,650,000 shares (2008 – 4,750,000 shares) for shares issued and held in escrow pending completion of performance milestones (note 7(b)) or other escrow restrictions.

(f)	Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectability is reasonably assured, and there are no substantive performance obligations remaining.

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

(h)  Recently issued accounting pronouncements

Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification is the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

2.  Basis of presentation (continued):

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of ASC 825 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 825-10.  ASC 825-10 extends disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods and disclosure of the methods and significant assumptions used to estimate fair value.  ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on the consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

Revenue Recognition

In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 605-25.  ASC 605-25 eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

▪	The delivered items have value to the customer on a standalone basis; and

▪
If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASC 605-25 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables, as follows:

•	VSOE (Vendor-Specific Objective Evidence) of the selling price;

•	Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and

•	Best estimate of the selling price.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited – Prepared by Management)
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

2.  Basis of presentation (continued):

In September 2009, the EITF reached a consensus on ASC 985-605.  Entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASC 985-605.  ASC 985-605 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted.  The Company is currently evaluating the impact of adopting ASC 985-605 and ASC 605-25 on its consolidated financial statements.

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

Nine months ended September 30, 2009 and 2008

3.  Shafi acquisition (continued):

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

As part of the SI acquisition, the parties agreed that any current liabilities of SI in excess of $900,000 would be fully and finally satisfied in a timely manner by Adil Shafi without liability to the Company or SI.  As of the date of closing the excess debt assumed by Adil Shafi was approximately $172,000.  Through September 30, 2009, Braintech, Inc. had advanced additional funds to Shafi thereby allowing SI to repay $103,882 of the $900,000 in current liabilities.

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

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

4.  Deferred revenue:

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of period	$1,260,510	$622,971
Revenue invoiced and deferred for future recognition	8,051	572,092
Previously deferred revenue recognized in current period	(56,451)	(82,020)
Balance, end of period	$1,212,110	$1,103,043

5.  Due to related party:

This amount is due to the Company’s CEO and is represented by $90,300 in 2007 and 2008 accrued bonuses plus interest at 5%, $12,900 in deferred salary from July 1, 2009 plus interest at 5% and $30,000 in shares of common stock repurchased from the CEO by the Company plus interest at 8%.  Each of the principal amounts including the related interest is secured by a promissory note.  Also included in this amount is the September 2009 salary increase of $5,000 which was paid by the issuance of shares in October 2009.

6.  Bank loan and loan guarantee:

In October 2006 the Company obtained a $2,473,000 bank loan (“2006 RBC Loan Agreement”) from Royal Bank of Canada (“RBC”) and used the proceeds to redeem all of its previously outstanding secured convertible debentures.  RBC was granted a security interest in all of the Company’s personal and intangible property, including intellectual property.  As additional security, RBC required standby letters of credit (“LCs”) securing the full amount of the loan. Certain accredited investors (the “LC Providers”) provided the LCs as financing to the bank in order to enable the loan.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

6.  Bank loan and loan guarantee (continued):

On September 17, 2008, the Company entered into a letter agreement with RBC dated July 29, 2008 (the “2008 RBC Loan Agreement”).  The 2008 RBC Loan Agreement provided for a $250,000 revolving demand facility and a $2,405,000 non-revolving term loan and superseded and canceled the 2006 RBC Loan Agreement.  The term loan was repayable in equal monthly installments of $108,208 principal plus monthly accrued interest.  The maturity date of the term loan was July 11, 2009.  Interest was calculated at the floating 30 day LIBOR rate plus 1.50%.

On July 29, 2009, the Company entered into a letter agreement with RBC dated July 11, 2009 (the “2009 RBC Loan Agreement”).  The 2009 RBC Loan Agreement provided for a $1,506,000 non-revolving term loan and superseded and canceled the 2008 RBC Loan Agreement.  The term loan was repayable in equal monthly installments of $50,000 principal plus monthly accrued interest.  The maturity date for the term loan was September 9, 2009.  The respective security interests of RBC and the LC Providers remained in place as described above.

As at September 30, 2009, RBC had collected $1,391,253 from LC Providers and $1,392,577 had been transferred into trust pending repayment of the RBC Loan.

The 2009 RBC Loan Agreement was paid in full on October 6, 2009, using $1,464,267 drawn from the LCs.  The LC Providers had instructed RBC to use these LC funds to pay off the RBC loan.  The RBC loan is now fully paid.

As a result, the Company owes the LC Providers $1,464,267 plus interest at a rate of 10% per annum until paid in full.  The LC Providers have a first priority lien on all of the Company’s assets, including its intellectual property.  If the Company fails to pay the amounts due to the LC Providers, the LC Providers could enforce their rights in default.

On October 29, 2009, LC debt of $289,842 was converted into 7,246,040 shares of common stock.  As part of the conversion, the LC Provider agreed to purchase 2,831,008 additional shares of common stock for a price of $113,240 by December 31, 2009.  The shares will be held in escrow until the payment is made, and will be forfeited if no payment is made.

On October 30, 2009, the Company executed definitive loan documents for a new $3,000,000 credit facility with Silicon Valley Bank (“SVB”), consisting of a $2,200,000 term loan facility (“SVB Term Loan”) and an $800,000 credit line to be secured by the Company’s accounts receivable (“SVB A/R Line”).  The SVB A/R Line will mature 18 months from closing.  The SVB Term Loan will require interest payments only for 18 months from closing, and will then convert to an 18 month term loan, with final maturity 36 months from closing.  The SVB Term Loan will be secured by cash deposits or letters of credit (“Backstop Security”) supplied by certain shareholders (“Pledgors”), initially in the amount of $1,550,000, with the largest amount being provided by the Company’s CEO.  The Pledgors have a lien on all of the Company’s assets, including its intellectual property, second only to SVB’s lien.

As compensation to the Pledgors for providing the Backstop Security, the Company will issue to the Pledgors 20 shares of common stock for each $1 of Backstop Security they provide for the SVB loan, for a total of 31,000,000 shares.  The Pledgors will also receive a secured note which is activated only in the event of default.  The face value of each note is equal to the amount of Backstop Security provided plus a 50% return.  An 8% coupon is initiated in the event of default.  The notes will rank second in security behind SVB.  In the event of default, Pledgors who are not already on the Board of the Company will be appointed to the Board.  The Pledgors have the right to approve or deny any debt financing proposed by the Company, but such approval must not be unreasonably withheld, conditioned or delayed.  The Pledgors’ expenses will be paid by the Company.

Through December 31, 2009, the Pledgors have the right to place additional Backstop Security up to an aggregate amount of $2,200,000.  Subject to the same aggregate limit and subject to the approval of SVB and the Company, additional parties, including shareholders of the Company, may become Pledgors.  In addition, through December 31, 2009, each Pledgor, subject to SVB’s approval, may elect to convert his “pledge” into equity on the same terms as the conversion described above, i.e., at a ratio of 25 total shares (including the 20 already received) for each $1 of Backstop Security converted.  If any Pledgor so elects, SVB would use such Pledgor’s pledged Backstop Security to pay down the SVB Term Loan.  In such event, the applicable Pledgor, having already received 20 shares of our common stock for each $1 of Backstop Security pledged, would then receive 5 additional shares and forfeit his Pledgor’s rights under the SVB arrangement.

7.  Common Stock:

        (a) During the nine month period ended September 30, 2009, common stock transactions were as follows:

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

On March 12, 2009, the Company issued 1,750,000 shares of Bonus Stock (note 7(b)) at a purchase price of $0.01 per share in accordance with the terms of an employment agreement with an officer of the Company. These shares are being held in escrow pending completion of five individual performance milestones. When management determines that it is likely that the milestones will be met, the corresponding shares will be released from escrow and the Company will record an expense equal to $0.09 per share being the excess of the fair value of the common stock over the purchase price. If the milestones are not completed, the Company will repurchase the shares for the purchase price of $0.01 per share.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

7.  Common Stock (continued):

On April 27, 2009, the Company issued 1,500,000 shares of Bonus Stock and placed those shares in escrow with the Company’s transfer agent.  The shares were issued as security for monthly payments of $5,000 each totaling $150,000 over a 30 month period due under the terms of a Consultancy Agreement.  The shares will be returned to the Company in 50,000 share increments as the monthly payments are made.  If the Company fails to make a monthly payment, 100,000 shares will be released from escrow to the Consultant.  On September 21, 2009, 100,000 shares were released from escrow in lieu of the August 2009 $5,000 payment.  On October 12, 2009, an additional 100,000 shares were released from escrow in lieu of the September 2009 payment.

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

On June 16, 2009, effective as of January 1, 2009, the Company entered into a new Employment and Retention Agreement (the “Agreement”) with the Company’s CEO.  The Agreement provides for the issuance of up to 13,000,000 shares of common stock upon the achievement of certain identifiable milestones.  On September 16, 2009, these shares were issued at $0.01 per share to the CEO in accordance with the Agreement.  These shares are being held in escrow pending the achievement of certain milestones.  A compensation expense of $130,000 was recorded to offset payment of the purchase price of $130,000 for the 13,000,000 escrowed shares pursuant to the Agreement.

The CEO’s new Agreement also provided for an increase in salary of $5,000 per month effective on January 1, 2009.  In order to preserve cash flow, the CEO agreed to accept shares of common stock in lieu of cash for the salary increase.  Accordingly, on September 16, 2009, 368,439 shares of Bonus Stock were issued at a deemed price of $0.11 per share representing the amount due for the months of January to August 2009.  On October 5, 2009, 54,688 shares of Bonus Stock were issued at a deemed price of $0.09 per share representing the amount due for the month of September 2009.

On August 10, 2009, 3,000,000 shares of Bonus Stock were returned to the Company by the CEO and cancelled when it was determined that the milestones relating to the shares were not achieved.

Effective July 1, 2009, an employee of the Company agreed to accept shares in the capital stock of the Company in lieu of his monthly cash salary and car allowance of $15,183.  Accordingly, on August 7, 2009, 185,574 shares were issued to the employee at a deemed price of $0.08 per share representing the amount due for the month of July 2009, on August 10, 2009, 139,846 shares were issued at a deemed price of $0.11 per share for August 2009, and on October 5, 2009 166,068 shares were issued at a deemed price of $0.09 for September 2009.

On September 16, 2009, 1,500,000 shares of Bonus Stock were returned to the Company and cancelled when it was determined that the milestones relating to the shares were not achieved.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

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

As of September 30, 2009, 19,118,439 shares of Bonus Stock (December 31, 2008 – 11,750,000 shares) have been issued, of which 6,218,439 shares (December 31, 2008 – 5,250,000 shares) are no longer subject to escrow restrictions and 12,900,000 shares (December 31, 2008 – 6,500,000 shares) are held in escrow pending the achievement of performance milestones.

8. Stock options:

The Company reserved 1,500,000 common shares pursuant to the 2000 Stock Option Plan (“2000 Plan”), 2,500,000 common shares pursuant to the 2003 Stock Option Plan (“2003 Plan”), and 10,000,000 common shares pursuant to the 2007 Stock Option Plan (“2007 Plan”).  As of September 30, 2009, 774,000 stock options are unallocated and remain available pursuant to the 2000 Plan, 1,523,000 stock options are unallocated and remain available pursuant to the 2003 Plan, and 5,415,000 stock options are unallocated and remain available pursuant to the 2007 Plan.  The Company’s board of directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the 2000 Plan and the Company’s Compensation Committee has discretion to set the price, terms, vesting schedules, and other terms and conditions for options granted under the 2003 and 2007 Plans.  The Company’s board of directors has granted the CEO authority to grant awards pursuant to the 2000, 2003 and 2007 Plans.

The Company also reserved 10,000,000 common shares pursuant to the Bonus Plan (note 7(b)).  As of September 30, 2009 4,185,000 stock options are unallocated and remain available pursuant to the Bonus Plan.  The Company’s Board of Directors and CEO have discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the Bonus Plan.

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

8. Stock options (continued):

The weighted average fair value of stock options granted during the nine months ended September 30, 2009 was $0.10 per option (2008 - $0.20 per option).  The fair value of each option grant is estimated on the date of grant using the Black-Sholes valuation model and the straight-line amortization approach with the following weighted average assumptions:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Expected life (years)	2.33	2.00
Risk free interest rate	1.02%	2.06%
Expected volatility	247%	188%
Dividend yield	0%	0%
Expected forfeitures	0%	0%

The Company recorded stock-based compensation related to stock options of $241,791 for the nine months ended September 30, 2009 (September 2008 - $282,267).  As of September 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $92,753 (September 2008 - $736,930) and will be recognized over an estimated weighted average amortization period of 1.25 years (2008 – 1.18 years).

A summary of the Company’s stock option activity is as follows:

		Weighted
	Number	average
	of options	exercise price

Balance, December 31, 2008	14,267,000	$0.40
Options granted	1,140,000	0.11
Options exercised	-	-
Vested options expired	(3,160,000)	0.46
Unvested options forfeited	(250,000)	0.13

Balance, September 30, 2009	11,997,000	$0.36

Of those outstanding at September 30, 2009, 10,147,000 are exercisable (December 31, 2008 – 12,092,000), having a weighted average exercise price of $0.40 per share (December 31, 2008 - $0.43 per share).

The outstanding options as of September 30, 2009 have a weighted average remaining contractual life of 3.06 years (December 31, 2008 – 3.55 years).

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

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

A summary of the Company’s share purchase warrant activity is as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual life (years)

Balance, December 31, 2008	35,521,179	$ 0.33	3.56
Warrants granted	-	-	-
Warrants expired	(2,281,227)	0.43	-
Warrants exercised	-	-	-
Warrants cancelled (note 7)	(100,000)	0.30	-

Balance, September 30, 2009	33,139,952	$ 0.32	2.51

Of the warrants outstanding as of September 30, 2009, 8,011,324 are held by the Company’s former CEO and 7,411,250 are held by the Company’s current CEO.

10.  Commitments:

The Company has obligations under operating lease arrangements that require the following minimum annual payments:

Year ending December 31:
2009	44,508
2010	142,539
2011	83,495
2012	62,903
2013	54,925
2014	33,687
$422,057

BRAINTECH, INC.

Notes to Condensed Consolidated Financial Statements
(Expressed in United States dollars)

Nine months ended September 30, 2009 and 2008

10.  Commitments (continued):

Effective April 1, 2009, the Company vacated its North Vancouver leased office premises and ceased making the monthly rent payments.  The Company has been in communications with the landlord and the landlord has informed the Company that it reserves the right to seek remedies that are available under the lease.  The lease expires in November 2012, with the remaining amounts payable under the terms of the lease agreement aggregating approximately $570,000 (Canadian).  The lease penalty for early termination is the discounted present value of the remaining lease payments which was recorded as an expense during the quarter ended June 30, 2009 with a corresponding liability of $448,000 which remains accrued as at September 30, 2009 and is included in accrued liabilities on the balance sheet.

11.  Contingencies:

Three former employees, released as part of a reduction in work force by Braintech Canada, Inc., have instituted claims in the Provincial Court of British Columbia (small claims court) for common law entitlement.  Each claim is for $25,000 (Canadian).  The Company disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend these actions.  Management believes that any potential loss associated with this matter is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

12.  Financial instruments:

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, due to related party, due to letter of credit providers and bank loan. The carrying amounts of cash and cash equivalents, accounts receivable, due to related party, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s bank loan consists of its revolving credit facility. The carrying value of the amount due to letter of credit providers and revolving credit facility approximates fair value as the interest rate fluctuates with market conditions.

13.  Subsequent events:

Effective October 22, 2009, the Company entered into an Employment Agreement with an officer of the Company which provides for monthly compensation of $10,000 through December 31, 2009.  Under the agreement, the officer was granted options to purchase 250,000 shares of common stock exercisable immediately at an exercise price of $0.08 per share through October 21, 2012 and the Company also agreed to issue 200,000 shares of common stock.

Pursuant to an Employment Agreement dated as of January 28, 2009 as amended July 1, 2009 with an officer of the Company, the officer’s salary and car allowance was paid in shares of common stock beginning July 1, 2009.  Effective October 31, 2009 the officer and the Company elected to terminate the officer’s employment and as a result the officer will receive severance pay of 3,500,000 shares of common stock, which will be issued in November 2009.  In addition, as provided by the agreement, the officer’s 1,750,000 shares of Bonus Stock will become fully vested and released from escrow and his 500,000 Bonus Stock Options will become fully vested and exercisable for three years from the date of termination.

Other subsequent events or transactions have been evaluated subsequent to the balance sheet date but prior to November 12, 2009, the issuance date of these financial statements, for recognition or disclosure. The events requiring disclosure have been described in notes 1, 5, 6 and 7.

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

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements throughout this report and the documents we have incorporated by reference.  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.  Our independent registered public accounting firm has issued an opinion on our consolidated financial statements for the years ended December 31, 2008 and 2007 that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, and other disclosures including without limitation the disclosures made under the caption “Management Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included in our annual report filed on Form 10-K for the year ended December 31, 2008 and the disclosures under the heading “Risk Factors” in this Quarterly Report and in the Form 10-K as well as other reports and filings we make with the Securities and Exchange Commission.

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

Our business consists of the research and development, supply, commercialization, training, maintenance and support of machine vision and vision guidance technologies, products and services for industrial robots and other types of machines and material handling in the industrial, and government markets. The field of machine vision and vision guided robotics requires our vision software systems to incorporate advanced robotic engineering and programming technology for optimal integration with manufacturing automation systems.  Our products and services require a sophisticated sale resulting in a long sales cycle.

During the first three quarters of 2009 approximately 85% of our revenue was generated from new customers and approximately 15% from the recognition of deferred revenue associated with honoring warranty obligations pursuant to our contract with ABB.  Our long-term exclusive contract with ABB expired on December 31, 2008.  In order to develop and diversify its customer base, the Company has focused on different markets with the new mission of “touching the customer” and developing and building the U.S. Government & Defense business.  To that end, the Company recently opened new offices in McLean, Virginia to focus on developing new business in the government and defense market.  The Company is also considering the transition to a recurring revenue license model to improve sales in the industrial market resulting from a lack of capital budgets.

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

The Company has been busy with efforts to refinance its debt on better terms and with a United States bank.

Effective July 17, 2009, we executed an extension of our loan with the Royal Bank of Canada (“RBC”).  The loan became payable in full on September 9, 2009.  On September 22, 2009, RBC began the process of drawing on the letters of credit (“LCs”) provided as security for the RBC loan by certain shareholders of the Company (“LC Providers”).  The LC Providers instructed RBC to pay off the RBC loan using the $1,464,267 drawn from the LCs, and on October 6, 2009, the RBC loan was paid in full.  As a result, the Company became indebted to the LC Providers in the amount of $1,464,267 plus interest at a rate of 10% per annum and expenses.  The LC Providers have a first priority lien on all of the Company’s assets, including its intellectual property.

Effective October 29, 2009, as part of our refinancing, LC Provider Owen Jones, a director, converted his LC debt of $289,842 into 7,246,040 shares of our common stock.  This reduced the LC Provider debt by $289,842.  In addition, Mr. Jones agreed to purchase 2,831,008 additional shares of our common stock for a price of $113,240 by December 31, 2009, further reducing the Company’s need for debt.

Effective October 30, 2009, we executed definitive loan documents for our new $3,000,000 credit facility with Silicon Valley Bank (“SVB”), consisting of a $2,200,000 term loan facility (“SVB Term Loan”) and an $800,000 credit line to be secured by our accounts receivable (“SVB A/R Line”).  The SVB A/R Line will mature 18 months from closing.  The SVB Term Loan will be interest only for 18 months from closing, and will then convert to an 18 month term loan, with final maturity 36 months from closing.  The SVB Term Loan will be secured by cash deposits or letters of credit supplied by certain shareholders (“Pledgors”), with the largest amount being provided by our CEO.  The Pledgors have a lien on all of the Company’s assets, including its intellectual property, second only to SVB’s lien.

During November 2009, the Company anticipates borrowing a total of $1,550,000 under the SVB Term Loan, in order to pay off the remaining LC Providers in full, reduce the Company’s borrowing cost, and provide the Company with additional working capital.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates for the nine month period ended September 30, 2009 from our disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.  For a discussion of our critical accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Sales	Three Months Ended
	September 30	September 30%
	2009	2008	Change

	$281,680	$1,375,309	(79.5%)

Our decrease in sales year over year is attributable to the expiration of the ABB Exclusive Global Channel Partner Agreement.  During the three month period ended September 30, 2008, we invoiced $1,504,187 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $210,837 for future recognition in accordance with SOP 97-2.  We also recorded $52,536 for engineering and other services and $29,423 of previously deferred revenue.  During the three month period ended September 30, 2009, we invoiced $669 for software licenses.  We also recorded $267,790 for solution development and other services and $13,221 of previously deferred revenue.

Research and Development Expenses	Three Months Ended
	September 30	September 30%
	2009	2008	Change

	$145,361	$89,640	62.2%

Effective April 1, 2009, we vacated our North Vancouver research and development facility and transferred all of our research and development activities to our offices in McLean, Virginia and Pontiac, Michigan.  Research and development expenditures increased $55,721, or 62.2%, from $89,640 for the three month period ended September 30, 2008, to $145,361 for the three month period ended September 30, 2009.  We accrued a Precarn funding grant of $76,081 during the three month period ended September 30, 2008 compared to nil for the three month period ended September 30, 2009.  Adding back this amount indicates that actual expenditures on research and development decreased $20,360.  The decrease was mainly due to a reduction of research and development personnel on the closing of the North Vancouver office and the opening of the Pontiac, Michigan and McLean, Virginia offices.

Selling, General and Administrative Expenses	Three Months Ended
	September 30	September 30%
	2009	2008	Change

	$822,583	$829,670	(0.8)%

Selling, general and administrative (SG&A) expenses decreased $7,087, or 0.8%, from $829,670 for the three month period ended September 30, 2008, to $822,583 for the three month period ended September 30, 2009.  Stock option expense decreased $25,260 from $84,155 for the three month period ended September 30, 2008 to $58,895 for the three month period ended September 30, 2009.  Wages and benefits increased $79,935 from $377,476 to $457,411.  (Wages and benefits decreased $206,636 from the quarter ended June 30, 2009 to the quarter ended September 30, 2009, as shown in the table below under the heading “Cost Reduction Strategy”.)  A decrease in our administration and sales staff was offset by (i) the accrual of a $130,000 non-cash compensation expense in lieu of receipt of the purchase price of $130,000 ($0.01 per share) for 13,000,000 escrowed shares of our common stock to be awarded upon achievement of specified milestones pursuant to our CEO’s Employment and Retention Agreement, and (ii) a wage increase to our CEO of $5,000 per month which our CEO has voluntary been receiving in the form of stock.  In addition, our CEO has voluntarily deferred 20% of his salary since July 2009.  Professional fees decreased $36,123 from $166,415 for the three month period ended September 30, 2008 to $130,292 for the three month period ended September 30, 2009.  The decrease in professional fees resulted from an increase in litigation and legal fees of $11,622, a decrease in accounting fees of $10,447 and a decrease in patent fees of $37,298.  Trade show and marketing expenses decreased $50,176 from $64,801 to $14,625 as a result of decreased activity, and office and miscellaneous expenses increased $24,537 from $136,822 to $161,359.

Interest and Financing Expenses	Three Months Ended
	September 30	September 30%
	2009	2008	Change

	$50,263	$2,493,361	(98.0)%

Interest and financing expenses decreased $2,443,433, or 98.0% from $2,493,361 for the three month period ended September 30, 2008, to $50,263 for the three month period ended September 30, 2009.  The interest on the bank loan increased $17,450 from $18,862 for the three month period ended September 30, 2008, to $36,312 for the three month period ended September 30, 2009.  The increase was mainly due to the increase in the principal amount of the bank loan as a result of an advance of $1,207,163 received on July 29, 2008 and due to an increase in the interest rate in connection with our temporary extension of the Royal Bank of Canada loan.

During the three month period ended September 30, 2008 we recorded an expense of $2,440,705 for the fair value of equity issued as compensation to the LC Providers.  There was no such expense during the three month period ended September 30, 2009.  Other financing expenses decreased $18,028 from $32,004 to $13,976.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Sales	Nine Months Ended
	September 30	September 30%
	2009	2008	Change

	$375,769	$3,581,679	(89.5%)

Our decrease in sales year over year is attributable to the expiration of the ABB Exclusive Global Channel Partner Agreement.  During the nine month period ended September 30, 2008, we invoiced $4,002,430 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $572,092 for future recognition in accordance with SOP 97-2.  We also recorded $59,321 for engineering and other services and $92,020 of previously deferred revenue.  During the nine month period ended September 30, 2009, we invoiced $59,579 for software licenses delivered for installation in manufacturing plants.  Of this amount, we deferred $8,051 for future recognition.  We also recorded $267,790 for solution development and other services and $56,451 of previously deferred revenue.

Research and Development Expenses	Nine Months Ended
	September 30	September 30%
	2009	2008	Change

	$476,677	$402,739	18.4%

Effective April 1, 2009, we vacated our North Vancouver research and development facility and transferred all of our research and development activities to our offices in McLean, Virginia and Pontiac, Michigan.  Research and development expenditures increased $73,938, or 18.4%, from $402,739 for the nine month period ended September 30, 2008, to $476,677 for the nine month period ended September 30, 2009.  We accrued a Precarn funding grant of $186,234 during the nine month period ended September 30, 2008 compared to a grant of $17,471 accrued during the nine month period ended September 30, 2009.  Adding back these amounts indicates that actual expenditures on research and development decreased $94,825 from $588,973 for the nine month period ended September 30, 2008 to $494,148 for the nine month period ended September 30, 2009.  The decrease was mainly due to a reduction of research and development personnel on the closing of the North Vancouver office and the opening of the Pontiac, Michigan and McLean, Virginia offices.  A reduction in stock option expense also contributed to the decrease in research and development expenditures.  During the nine month period ended September 30, 2008 we incurred $29,375 in stock option expense compared to nil for the nine month period ended September 30, 2009.

Selling, General and Administrative Expenses	Nine Months Ended
	September 30	September 30%
	2009	2008	Change

	$3,621,411	$3,797,523	(4.6%)

Selling, general and administrative (SG&A) expenses decreased $176,122, or 4.6%, from $3,797,523 for the nine month period ended September 30, 2008, to $3,621,411 for the nine month period ended September 30, 2009.  A stock based compensation expense of $1,290,000 arising from the issuance of shares of our common stock upon the achievement of certain milestones was recorded in the nine month period ended September 30, 2008.  No similar expense was recorded in the nine month period ended September 30, 2009.  Stock option expense decreased $11,100 from $252,892 for the nine month period ended September 30, 2008 to $241,792 for the nine month period ended September 30, 2009.  Wages and benefits increased $770,443 from $1,109,603 to $1,880,046 resulting from an increase in our administration and sales staff from the opening of our offices in McLean, Virginia and Pontiac, Michigan and from (i) the accrual of a $130,000 non-cash compensation expense in lieu of receipt of the purchase price of $130,000 ($0.01 per share) for 13,000,000 escrowed shares of our common stock to be awarded upon achievement of specified milestones pursuant to our CEO’s Employment and Retention Agreement, and (ii) a wage increase to our CEO of $5,000 per month which our CEO has voluntary been receiving in the form of stock.  In addition, our CEO has voluntarily deferred payment of his $90,300 bonus for 2007 and 2008 and he has also voluntarily deferred 20% of his salary since July 2009.

Professional fees increased $15,882 from $437,928 for the nine month period ended September 30, 2008 to $453,810 for the nine month period ended September 30, 2009.  The increase in professional fees resulted from an increase in litigation and legal fees of $96,111, a decrease in accounting fees of $4,991 and a decrease in Patent fees of $75,238.

Trade show and marketing expenses decreased $128,747 from $263,224 to $134,477 as a result of decreased activity, and office and miscellaneous expenses increased $73,161 from $418,126 to $491,287.  During the nine month period ended September 30, 2009, we recorded a lease termination expense of $420,000; calculated as the discounted present value of the remaining lease payments due under the North Vancouver office lease.

Interest and Financing Expenses	Nine Months Ended
	September 30	September 30%
	2009	2008	Change

	$97,489	$2,520,653	(96.1%)

Interest and financing expenses decreased $2,423,164, or 96.1% from $2,520,653 for the nine month period ended September 30, 2008, to $97,489 for the nine month period ended September 30, 2009.  The interest on the bank loan increased $16,089 from $60,828 for the nine month period ended September 30, 2008, to $76,917 for the nine month period ended September 30, 2009.  The decrease was mainly due to the increase in the principal amount of the bank loan as a result of an advance of $1,207,163 received on July 29, 2008 and due to an increase in the interest rate.  During the nine month period ended September 30, 2008 we recorded an expense of $2,440,705 for the fair value of equity issued as compensation to the LC Providers.  There was no such expense during the nine month period ended September 30, 2009.  Other financing expenses decreased $24,025 from $43,544 to $19,519.

Liquidity and Capital Resources

Cash Flows

During the nine month period ended September 30, 2009 we financed our research and development activities, our selling, general and administrative activities, our investment in fixed assets, and the repayment of our bank loan using cash provided from cash reserves.  At September 30, 2009 we had cash and cash equivalents of $169,756, a decrease of $2,276,782 from cash and cash equivalents of $2,446,538 at December 31, 2008. We also had restricted cash in the amount of $1,392,577.  This amount, together with an additional amount was used to repay the loan from the Royal Bank of Canada.

Operating activities used cash of $1,664,445 for the nine month period ended September 30, 2009 and provided cash of $857,337 for the nine month period ended September 30, 2008.  Cash used by operating activities during the nine month period ended September 30, 2009 resulted from a net loss of $3,824,569, a decrease in deferred revenue of $48,400, offset by non-cash amortization expenses of $26,212, non-cash loss on disposition of fixed assets of $2,316, non-cash stock option expenses of $241,791, non-cash compensation for services rendered of $248,866, a decrease in current assets of $1,033,419, and an increase in current liabilities of $655,920.

Investing activities used cash of $29,830 during the nine month period ended September 30, 2009 and $17,601 during the nine month period ended September 30, 2008 for the purchase of fixed assets.

During the nine month period ended September 30, 2009, financing activities provided cash of $147,500 as a result of capital stock transactions and used cash of $698,683 for repayment of the bank loan.  The draw on the letters of credit contributed $1,391,253 to restricted cash.  During the nine month period ended September 30, 2008 financing activities provided cash of $1,207,163 as a result of an advance on our bank loan and used cash of $855,000 for repayment of the bank loan.

Cost Reduction Strategy

The following table highlights the effect of our ongoing cost reduction strategy by comparing the total expenses incurred during the three month period ended September 30, 2009 to the three month period ended June 30, 2009.

	Three Month Period ended
Expense Category	June 30, 2009	September 30, 2009	Cost Reduction

Wages & Benefits	$562,418	$355,782	$206,636
Consulting & Contract Labor	450,096	232,720	217,376
Stock Option Expense	78,048	58,895	19,153
Professional Services	223,451	130,292	93,159
Trade Show & Marketing	61,903	25,225	36,678
Office & Miscellaneous	149,349	165,029	(15,680)
Lease Termination Expense	420,000	-	420,000

Total	1,945,265	967,943	977,322

Bank Loans and Other Transactions

On July 29, 2009 we negotiated an extension of our loan with the Royal Bank of Canada (“RBC”).  The loan became payable in full on September 9, 2009.  On September 22, 2009, RBC began the process of drawing on the letters of credit (“LCs”) provided as security for the RBC loan by certain shareholders of the Company (“LC Providers”).  As of September 30, 2009, RBC had collected $1,391,253 from the LC Providers and $1,392,577 had been transferred into trust pending repayment of the RBC loan.  The LC Providers instructed RBC to pay off the RBC loan using the $1,464,267 drawn from the LCs, and on October 6, 2009, the RBC loan was paid in full.  As a result, the Company became indebted to the LC Providers in the amount of $1,464,267 plus interest at a rate of 10% per annum and expenses.  The LC Providers have a first priority lien on all of the Company’s assets, including its intellectual property.

On October 29, 2009, as part of our refinancing, LC Provider Owen Jones, a director, converted his LC debt of $289,842 into 7,246,040 shares of our common stock.  This reduced the LC Provider debt by $289,842.  In addition, Mr. Jones agreed to purchase 2,831,008 additional shares of our common stock for a price of $113,240 by December 31, 2009, further reducing the Company’s need for debt.

On October 30, 2009, we executed definitive loan documents for our new $3,000,000 credit facility with Silicon Valley Bank (“SVB”), consisting of a $2,200,000 term loan facility (“SVB Term Loan”) and an $800,000 credit line to be secured by our accounts receivable (“SVB A/R Line”).  The SVB A/R Line will mature 18 months from closing.  The SVB Term Loan will be interest only for 18 months from closing, and will then convert to an 18 month term loan, with final maturity 36 months from closing.  The SVB Term Loan will be secured by cash deposits or letters of credit supplied by certain shareholders (“SVB Pledgors”), with the largest amount being provided by our CEO.  The SVB Pledgors have a lien on all of the Company’s assets, including its intellectual property, second only to SVB’s lien.

During November 2009, the Company anticipates borrowing a total of $1,550,000 under the SVB Term Loan, in order to pay off the remaining LC Providers in full, reduce the Company’s borrowing cost, and provide the Company with additional working capital.

Recent Accounting Pronouncements

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company would be September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

Revenue Recognition

In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 605-25.  ASC 605-25 eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

▪	The delivered items have value to the customer on a standalone basis; and

▪
If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASC 605-25 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables, as follows:

•	VSOE (Vendor-Specific Objective Evidence) of the selling price;

•	Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and

•	Best estimate of the selling price.

In September 2009, the EITF reached a consensus on ASC 985-605.  Entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASC 985-605.  ASC 985-605 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted.  We are currently evaluating the impact of adopting ASC 985-605 and ASC 605-25 on our consolidated financial statements.

During the first three quarters of fiscal 2009, we adopted the following accounting standards:

Fair Value Measurements

Effective January 1, 2008, we adopted ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of ASC 825 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 825-10.  ASC 825-10 extends disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods and disclosure of the methods and significant assumptions used to estimate fair value.  ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on the consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  The Company is a smaller reporting company, and smaller reporting companies are not required to file the quantitative and qualitative disclosures about market risk.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer. Based upon that evaluation, the Company’s principal executive officer and the Company’s principal financial and accounting officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on our financial position. However, we are not able to predict the outcome of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, we have no current accruals for these potential contingencies. We cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

On February 6, 2009, we filed a lawsuit in the U.S. District Court for the Eastern District of Michigan, Southern Division, against Adil Shafi for rescission of the acquisition of Shafi, Inc. and Shafi Innovation, Inc. (collectively, “SI”) and for damages. On April 22, 2009, Adil Shafi filed a First Amended Counterclaim asserting eight causes of action against us and our CEO, Frederick Weidinger.  We believe that Adil Shafi’s claims are groundless both as to us and to Mr. Weidinger.  In a letter dated May 7, 2009, the law firm representing us and Mr. Weidinger advised Adil Shafi and his counsel that Adil Shafi added Mr. Weidinger as a third-party defendant solely for improper purposes, and demanded that Adil Shafi dismiss the Weidinger claims within 21 days.  Mr. Weidinger has not benefited in any way from the SI transaction, nor acted improperly in any way with respect to the SI transaction.  On July 22, 2009, Adil Shafi filed a Second Amended Counterclaim asserting fewer causes of action against us and our CEO.  While we have initiated this action and is vigorously pursuing it, the final outcome, which we believe will be favorable, cannot now be determined.  This matter is subject to inherent uncertainties and management’s view may change in the future.

Three former employees, released as part of a reduction in work force by Braintech Canada, Inc., have instituted small claims in the Provincial Court of British Columbia (small claims court) for common law entitlement.  Each claim is for $25,000 (Canadian).  The Company disputes the plaintiffs’ claims and believes that it has meritorious defenses and intends to vigorously defend these actions.  Management believes that any potential loss associated with this matter is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss.

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

As a result of paying off our loan with Royal Bank of Canada (“RBC”), we became indebted to the LC Providers.  If we are not able to pay the remaining amounts due to the LC Providers, the LC Providers could enforce their rights in default and investors could lose their entire investment.

All of our assets, including intellectual property, are pledged as security to the individuals providing letters of credit (“LCs”) as back-stop security for the RBC loan (“LC Providers”).  The RBC loan was paid with funds drawn from LCs provided by the LC Providers.  If we are not able to pay the remaining amounts due to the LC Providers, the LC Providers could enforce their rights in default and investors could lose their entire investment.

We could default under our new loan with Silicon Valley Bank (“SVB”), and investors could lose their entire investment.

Our new loan with SVB is secured by a first lien on all assets of the Company, including intellectual property.  We could default under the SVB loan, and investors could lose their entire investment.

If we default under the SVB loan, SVB may pay the SVB loan using cash and a letter of credit provided by certain individuals (“Pledgors”), triggering a default under the Pledgors’ security agreement with the Company which could result in investors losing their entire investment.

The Pledgors have a lien on all of the Company’s assets, including intellectual property, second only to SVB’s lien.  In the event the Company defaults on the SVB loan and SVB uses the Pledgors’ back-stop security to pay the SVB loan, investors could lose their entire investment.  Our CEO, who is our largest shareholder, is also the Pledgor of the largest amount of back-stop security to SVB.  His interests and the interests of the other Pledgors may conflict with the interests of the other holders of Braintech’s common stock.  As part of the Pledgors’ back-stop security transaction, a Pledgors Committee will be created consisting of two non-employee Pledgors to manage the affairs of the Pledgors as they relate to the Company.

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

We may be unable to generate new sales sufficient to cover our expenses, our business may fail, and investors could lose their entire investment.

We may not be successful in generating new revenues sufficient to cover our expenses, our business may fail, and investors could lose their entire investment. In addition, because our products and services require a long sales cycle, even if we do generate substantial sales, we may be unable to generate such sales quickly enough to cover our expenses, our business may fail, and investors could lose their entire investment.

We may require additional funds to survive as a company. Our inability to obtain such financing could result in foreclosure.

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

We have generated only approximately $12.9 million in revenues since the inception of our current operations January 3, 1994 and we expect to incur operating losses in the future. Our net loss from inception of our current operations in 1994 to September 30, 2009 was approximately $41.3 million. We had unrestricted cash in the amount of $169,756 as of September 30, 2009. We estimate that without further funding or new revenue, our cash resources will be insufficient to repay the LC Providers the amounts due as described above. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report dated March 26, 2009 on our audited financial statements for the years ended December 31, 2008 and 2007.  If we are unable to continue as a going concern, investors will lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

The Board of Directors is authorized to issue up to 200,000,000 common shares, of which 69,826,860 are issued and outstanding as of November 12, 2009. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience significant dilution in their ownership in the future.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar products independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our products.

We have revised our business strategy to include new employees, new markets, new technologies, and new products. If we are unsuccessful in penetrating new markets, generating new customers, developing new technologies and products, our business may fail and investors may lose their entire investment.

We have no operating history in these new markets and our new technologies and products are novel to these markets. As a result, it is extremely difficult for us to accurately forecast our future operating performance and the performance of our new technologies and products and the revenues it will generate. Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies embarking into new markets with new technologies and products. Currently we are finding that it is very difficult to introduce our products into these new sales markets and that we have a significantly longer than normal sales cycle.  Many of these factors are beyond our control, including unanticipated operational, research and business development expenses, employment costs, administrative expenses, legal expenses and technology costs. In addition, as a result of the current economic situation, we are finding that our potential industrial assembly customers do not have available capital budgets.  We cannot assure our investors that our revised business strategy will materialize or prove successful. Furthermore, we may need to raise additional funds through public or private debt or sale of equity to execute our revised business strategy. There can be no assurance that any additional financing will be available to us or that adequate funds will be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from succeeding with our new business strategy which would result in the loss of your investment.

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

For example, in our acquisition of Shafi, the consideration we paid consisted primarily of shares of our common stock, which diluted the ownership of our existing stockholders.  Moreover, we are currently in litigation to rescind the Shafi acquisition. See Item 1 of Part II of this Form 10-Q (“Legal Proceedings”) and note 3 to our financial statements.

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

The sale of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 69,826,860 shares of common stock issued and outstanding as of November 12, 2009.  On April 20, 2007 we filed a registration statement under the Securities Act of 1933. This registration statement, declared effective on May 11, 2007, relates to the resale by certain selling stockholders of up to 13,977,494 shares of common stock and 23,694,259 shares of common stock issuable to security holders upon exercise of share purchase warrants. The 13,977,494 shares registered by this registration statement are included in the number of our issued and outstanding common shares as of November 12, 2009, shown above. Upon the exercise of the outstanding warrants an additional 23,694,259 shares will also be outstanding and further dilute your interest as a shareholder. Furthermore, in connection with the acquisition of Shafi, we issued shares of our common stock.  Any significant downward pressure on the price of our common stock as the selling stockholders under one or more registration statements sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock. If the price of our common stock goes down, investors could lose most of the value of their investments.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, under our new Employment and Retention Agreement effective as of January 1, 2009 (“Agreement”) with our Chairman, President and CEO, Rick Weidinger (“Weidinger”), Weidinger is eligible to earn 13,000,000 shares of our common stock (“Bonus Stock”) under the 2007 Bonus Stock and Bonus Stock Option Plan (“Bonus Plan”) on the achievement of certain specified milestones.  The pool of registered shares under the Bonus Plan is insufficient to issue all 13,000,000 shares of Bonus Stock as registered shares.  Accordingly, we issued 8,000,000 registered shares and 5,000,000 unregistered shares.  Pursuant to the Agreement, all of these shares are held in escrow pending the achievement of the specified milestones.  The 5,000,000 unregistered shares were not registered in reliance on Section 4(2) of the Securities Act.

The information contained in Item 5 below relating to unregistered shares issued to Edward A. White, Jerry Osborn, Owen Jones and certain Pledgors is incorporated herein by reference.  The shares were not registered in reliance on Section 4(2) of the Securities Act.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

On October 27, 2009, effective October 22, 2009, the Company entered into an Employment Agreement (“White Agreement”) with Edward A. White, the Company’s Senior Vice President – Administration, principal accounting officer and principal financial officer.  The White Agreement provides for monthly compensation of $10,000 through December 31, 2009.  Under the White Agreement, Mr. White was granted options to purchase 250,000 shares of our common stock through October 21, 2012 and the Company agreed to issue 200,000 unregistered shares of common stock.  The 200,000 unregistered shares will not be registered in reliance on Section 4(2) of the Securities Act. The description of the terms of the White Agreement set forth herein is qualified in its entirety by reference to the full text of the White Amendment, which is filed as an exhibit hereto.

Under the Employment Agreement dated as of January 28, 2009 as amended July 1, 2009 (“Agreement”) between the Company and Jerry L. Osborn (“Osborn”), Executive Vice President, Braintech, Inc. and President, Braintech Industrial, Inc., Osborn’s salary and car allowance was paid in unregistered shares of our stock beginning July 1, 2009.  Pursuant to the Agreement, the Company issued Osborn the following unregistered shares of our common stock:  185,574 shares for July 2009 on August 7, 2009, 139,846 shares for August 2009 on September 10, 2009, 166,068 shares for September 2009 on October 5, 2009, and 370,069 shares for October 2009 will be issued in November 2009.  As permitted under the Agreement, effective October 31, 2009 Osborn and the Company elected to terminate his employment and as a result he will receive severance pay of 3,500,000 unregistered shares of our common stock, which will be issued in November 2009.  The shares were not registered in reliance on Section 4(2) of the Securities Act.  In addition, as provided by the Agreement, Osborn’s 1,750,000 shares of Bonus Stock will become fully vested and his 500,000 Bonus Stock Options will become fully vested and exercisable for three years from the date of termination.

Pursuant to a Stock Purchase Agreement with the Company dated as of October 29, 2009 (“Stock Purchase Agreement”), as part of our refinancing, LC Provider Owen Jones, a director, converted his LC debt of $289,842 into 7,246,040 unregistered shares of our common stock, i.e., a ratio of 25 shares for each $1 of debt converted.  This reduced the LC Provider debt by $289,842.  In addition, Mr. Jones agreed to purchase 2,831,008 additional unregistered shares of our common stock for a price of $113,240 ($.04 per share) by December 31, 2009, further reducing the Company’s need for debt. The shares will not be registered in reliance on Section 4(2) of the Securities Act. The description of the terms of the Stock Purchase Agreement set forth herein is qualified in its entirety by reference to the full text of the Stock Purchase Amendment, which is filed as an exhibit hereto.

Effective October 30, 2009, we executed definitive loan documents for our new $3,000,000 credit facility with Silicon Valley Bank (“SVB”), consisting of a $2,200,000 term loan facility (“SVB Term Loan”) and an $800,000 credit line to be secured by our accounts receivable (“SVB A/R Line”).  The SVB A/R Line will mature 18 months from closing.  The SVB Term Loan will be interest only for 18 months from closing, and will then convert to an 18 month term loan, with final maturity 36 months from closing.  The SVB Term Loan will be secured by cash deposits or letters of credit supplied by certain shareholders (“Pledgors”), with the largest amount being provided by our CEO.  The Pledgors have a lien on all of the Company’s assets, including its intellectual property, second only to SVB’s lien.  During November 2009, the Company anticipates borrowing a total of $1,550,000 under the SVB Term Loan, in order to pay off the remaining LC Providers in full, reduce the Company’s borrowing cost, and provide the Company with additional working capital.

As a pre-condition for the new credit facility, SVB required back-stop security, which was provided by five shareholders of the Company.  In consideration of the Pledgors providing $1,550,000 of back-stop security to make the new SVB credit facility possible, the Company, with the unanimous approval of the LC Providers Committee, the Independent Directors Committee and the full Board of Directors, agreed with the Pledgors as follows.  The Pledgors will receive 20 shares of common stock for each $1 of back-stop security they provide for the SVB loan.  The shares will not be registered in reliance on Section 4(2) of the Securities Act. The Pledgors will receive a secured note which is activated only in the event of default.  The face value of each note is equal to the amount of back-stop security provided plus a 50% return.  An 8% coupon is initiated in the event of default.  The notes are secured in second position behind SVB.  In the event of default, Pledgors who are not already on the Board of the Company will be appointed to the Board.  The Pledgors have the right to approve or deny any debt financing proposed by the Company, but such approval must not be unreasonably withheld, conditioned or delayed.  The Pledgors’ expenses will be paid by the Company.  The following table shows the amounts of back-stop security placed or to be placed and the amount of consideration to be received by each Pledgor to date:

PLEDGOR	DESCRIPTION	BACK-STOP SECURITY AMOUNT	SHARES TO BE RECEIVED	AMOUNT OF NOTE
Rick Weidinger	CEO, Director, Largest Shareholder	$750,000	15,000,000	$1,125,000
Kenneth Brooks	Shareholder	$350,000	7,000,000	$525,000
David Baird	Shareholder	$250,000	5,000,000	$375,000
Fred Bohlander	Shareholder	$100,000	2,000,000	$150,000
Colin Eagen	Shareholder	$100,000	2,000,000	$150,000

Through December 31, 2009, the Pledgors have the right to place additional back-stop security up to an aggregate amount of $2,200,000, which is the limit of the SVB Term Loan.  Additional parties, including shareholders of the Company, may become Pledgors through December 31, 2009, subject to the $2,200,000 aggregate limit and subject to the approval of SVB and the Company,.  In addition, through December 31, 2009, each Pledgor, subject to SVB’s approval, may elect to convert his “pledge” into equity on the same terms as Mr. Jones’ conversion described above, i.e., at a ratio of 25 total shares (including the 20 already received) for each $1 of back-stop security converted.  If any Pledgor so elects, SVB would use such Pledgor’s pledged back-stop security to pay down the SVB Term Loan.  In such event, the applicable Pledgor, having already received 20 unregistered shares of our common stock for each $1 of back-stop security pledged, the Pledgor would then receive five (5) additional unregistered shares and forfeit his Pledgor’s rights under the SVB arrangement. The shares will not be registered in reliance on Section 4(2) of the Securities Act.

Item 6.    Exhibits

The following is an index of the exhibits included in this report or incorporated herein by reference.

Number           Exhibit

10.1*	Loan and Security Agreement (Term Loan) dated as of October 30, 2009 between the Company and Silicon Valley Bank

10.2*	Loan and Security Agreement (Accounts Receivable Line of Credit) dated as of October 30, 2009 between the Company and Silicon Valley Bank

10.3*	Non-Recourse Letter of Credit Agreement dated as of October 30, 2009 by Rick Weidinger in favor of Silicon Valley Bank

10.4*	Non-Recourse Pledged Account Agreement dated as of October 30, 2009, by Kenneth Brooks, David Baird, Frederick Bohlander and Colin Eagen in favor of Silicon Valley Bank

10.5*	Subordination Agreement dated as of October 30, 2009 between Rick Weidinger, Kenneth Brooks, David Baird, Frederick Bohlander and Colin Eagen and Silicon Valley Bank

10.6*	Subordination Letter of James Speros dated as of October 30, 2009 in favor of Silicon Valley Bank

10.7*	Stock Purchase Agreement dated as of October 29, 2009 between the Company and Owen Jones

10.8*	Employment Agreement dated as of October 22, 2009 between the Company and Edward A. White

10.9*	Promissory Note ($90,300 Cash Bonus plus interest) issued September 21, 2009 by the Company to Rick Weidinger

10.10*	Promissory Note (Deferred Salary plus interest) issued September 21, 2009 by the Company to Rick Weidinger

10.11*	Promissory Note ($30,000 Stock Repurchase plus interest) issued September 25, 2009 by the Company to Rick Weidinger

31.1*	Certificate of the Principal Executive Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial and Accounting Officer pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002

Exhibits filed herewith are designated with an asterisk (*)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 BRAINTECH, INC. (the Registrant)

By:	/s/ Frederick W. Weidinger	Date: November 16, 2009
Frederick W. Weidinger
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. White	Date: November 16, 2009
Edward A. White
Treasurer, (Principal Financial and Accounting Officer)